Form 10QSB
period 1995-03-31
PYRAMID OIL CO
filed 1995-05-02
CIK 81318

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended March 31, 1995

                                OR

     Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from             to


                          -------------------------

                        Commission File Number 0-5525

                          -------------------------


                             PYRAMID OIL COMPANY
           (Exact name of registrant as specified in its charter)


              CALIFORNIA                                 94-0787340
     (State or other jurisdiction of           (I.R.S. Employer Identification
       incorporation or organization)                       Number)


            2008 - 21ST. STREET,
          BAKERSFIELD, CALIFORNIA                       93301
     (Address of principal executive offices)         (Zip Code)

                               (805) 325-1000
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   `X'                            No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                    2,494,430
                (Class)                      (Outstanding at March 31, 1995)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 1995           1994
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $587,975       $469,009
  Trade accounts receivable                      168,867        163,716
  Crude oil inventory                             83,000         83,000
  Prepaid expenses                                70,084         84,339
  Deferred income taxes                           81,227         88,785
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    991,153        888,849
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)                9,364,919      9,308,713
  Well servicing and drilling equipment        3,947,076      3,947,076
  Land, buildings and improvements               923,714      1,047,464
  Automotive, office and other
    property and equipment                     1,028,049      1,028,049
                                             ------------   ------------
                                              15,263,758     15,331,302
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (12,840,349)   (12,753,570)
                                             ------------   ------------
                                               2,423,409      2,577,732
                                             ------------   ------------

OTHER ASSETS                                       4,715          4,715
                                             ------------   ------------
                                              $3,419,277     $3,471,296
                                             ============   ============

                  See Accompanying Notes to Financial Statements

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 1995           1994
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                               $55,686       $153,807
  Accrued professional fees                       41,300         36,050
  Accrued taxes, other than income taxes          25,275         25,754
  Accrued payroll and related costs               27,197         29,283
  Accrued royalties payable                       61,081         63,734
  Accrued insurance                               35,314         29,343
  Other accrued liabilities                       10,555         10,555
  Current maturities of long-term debt            55,885         55,885
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               312,293        404,411
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities        136,525        150,195
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  123,698        131,698
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,775,151      1,713,382
                                             ------------   ------------
                                               2,846,761      2,784,992
                                             ------------   ------------
                                              $3,419,277     $3,471,296
                                             ============   ============

                  See Accompanying Notes to Financial Statements

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             Three months ended March 31,
                                             ---------------------------
                                                 1995           1994
                                             ------------   ------------
  REVENUES:
    Net crude oil and gas sales                 $398,678       $309,990
                                             ------------   ------------
                                                 398,678        309,990
                                             ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses - crude oil
        and gas                                  196,745        188,418
    General and administrative                    75,405        139,651
    Taxes, other than income
        and payroll taxes                         16,170         18,187
    Provision for depletion,
        depreciation and amortization             86,779        137,934
    Other costs and expenses                       1,398          1,285
                                             ------------   ------------
                                                 376,497        485,475
                                             ------------   ------------
  OPERATING INCOME (LOSS)                         22,181       (175,485)
                                             ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                4,580          1,324
    Other income                                  39,627          4,114
    Interest expense                              (4,619)        (5,545)
                                             ------------   ------------
                                                  39,588           (107)
                                             ------------   ------------
  INCOME (LOSS) BEFORE
     INCOME TAX PROVISION                         61,769       (175,592)

    Income tax provision                               0              0
                                             ------------   ------------
  NET INCOME (LOSS)                              $61,769      ($175,592)
                                             ============   ============

  INCOME (LOSS) PER COMMON SHARE                   $0.02         ($0.07)
                                             ============   ============
  Weighted average number of
    common shares outstanding                  2,494,430      2,494,430
                                             ============   ============

                  See Accompanying Notes to Financial Statements

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                             Three months ended March 31,
                                             ---------------------------
                                                 1995           1994
                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $61,769      ($175,592)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Provision for depletion,
        depreciation and amortization             86,779        137,934
      (Gain) loss on sale of fixed assets        (36,250)           686
      Changes in assets and liabilities:
        Increase in trade accounts
          receivable                              (5,151)       (54,290)
        Decrease in prepaid expenses              14,255          9,915
        (Decrease) increase in accounts
           payable and accrued liabilities       (92,118)        69,869
        Decrease in deferred taxes                  (442)             0
                                             ------------   ------------
    Net cash provided by (used in)
      operating activities                        28,842        (11,478)
                                             ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (56,206)           (24)
  Proceeds from sale of property
    and equipment                                160,000          2,750
                                             ------------   ------------
    Net cash provided by
      investing activities                       103,794          2,726
                                             ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                         0          5,000
  Principal payments on long-term debt           (13,670)       (19,185)
                                             ------------   ------------
    Net cash used in financing activities        (13,670)       (14,185)
                                             ------------   ------------
    Net increase (decrease) in cash
      and cash equivalents                       118,966        (22,937)

    Cash and cash equivalents
      at beginning of period                     469,009        241,158
                                             ------------   ------------
    Cash and cash equivalents
      at end of period                          $587,975       $218,221
                                             ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the three months
    for interest                                  $4,619         $5,545
                                             ============   ============

                See Accompanying Notes to Financial Statements

                       PYRAMID OIL COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1995
                           (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements include the accounts of Pyramid Oil Company and its divisions (the Company). Such financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

A summary of the Company's significant accounting policies is contained in its December 31, 1994 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 1994 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments (consisting of normal recurring accruals and the elimination of inter-division transactions) necessary to present fairly the Company's financial position as of March 31, 1995 and the results of its operations and its cash flows for the three month periods ended March 31, 1995 and 1994. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 1995 and 1994.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease in the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this lease. The price of oil on this lease was approximately $17.80 per barrel at May 2, 1995. Failure to drill the necessary well(s) will result in relinquishment of future drilling acreage on this specific lease. The Company will drill and complete a well on this lease in the second quarter of 1995. The cost of drilling and completing a well can vary significantly. The Company's estimated total share of drilling and completing the one well on this lease in 1995 is approximately $220,000.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


                    IMPACT OF CHANGING PRICES

The Company's revenue is connected directly to crude oil prices posted by major oil companies. Average crude oil prices for the first quarter of 1995 increased by approximately $3.70 per equivalent barrel more than first quarter 1994 crude prices. Since March 31, 1995, crude oil prices have increased by one dollar per barrel. This is a favorable trend for the second quarter of 1995. The Company cannot predict the future course of crude oil prices for the foreseeable future.

                 LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $118,966 for the three months ended March 31, 1995. The primary component of this increase were proceeds of $160,000 from the sale of land. Capital spending for the first quarter of 1995 decreased cash by $56,206. Net cash provided by operating activities was $28,842 for the three months ended March 31, 1995. Net reductions in long-term debt of $13,670 were made during the three months ended March 31, 1995. See the Statements of Cash Flows for additional detailed information.

As a consequence of persistent low crude oil prices, the Company has continued with its approach of focusing on its most profitable properties to optimize the Company's resources. Cost reductions and consolidations in all areas of operations have been maintained in an effort to offset the decline in revenues and conserve capital. In prior years, the Company shut-in or reduced operations on certain other oil and gas properties that were uneconomic. Many of these properties continue to be shut-in. Despite the factors described above and the economic conditions existing in the oil and gas industry since 1986, the Company has been able to maintain its oil and gas reserves.

                   FORWARD LOOKING INFORMATION

Crude oil prices have increased by $2.50 per barrel since December 31, 1994. This is an encouraging sign for the second quarter, however, crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market instability, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time.

Effective June 1, 1993, operations of the Company's well servicing segment were suspended. Management believes the related assets are stated at a realizable value.

                      RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1995 COMPARED TO QUARTER ENDED MARCH 31, 1994

REVENUES

Revenues for oil and gas operations increased by 28.6% for the three months ended March 31, 1995 as contrasted with the same period of 1994. Crude oil sales increased by 31.8 % due to higher crude prices for the first quarter of 1995. The average equivalent crude oil price for the first quarter of 1995 increased by approximately $3.70 per equivalent barrel as compared with the same period in 1994. This was offset by a slight reduction in crude oil production, approximately ten barrels per day.

OPERATING EXPENSES

Operating expenses for crude oil and natural gas producing activities increased slightly by 4.4% for the first quarter of 1995 as compared with the same period of 1994. The average cost to produce a barrel of crude oil increased by approximately fifty-four cents per equivalent barrel for the first three months of 1995 as compared with the first quarter of 1994.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 46% over 1994. This is primarily the result of lower professional fees for 1995.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization has decreased by 37% for the first quarter of 1995 due primarily to lower depletion rates for 1995. This was caused by the increase in the Company's oil and gas reserves at December 31, 1994.

OTHER INCOME

Other income has increased by approximately $35,500 for the first quarter of 1995 as compared with the same period of 1994. In the first quarter of 1995, the Company sold certain real property it owned in Taft, Kern County, California and realized a gain on the sale of approximately $33,000.

                       PYRAMID OIL COMPANY

                   PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 2.  -  Changes in Securities

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Submission of Matters to a Vote of Security Holders

               None

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

          No Form 8-K's were filed during the three months ended March 31, 1995.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May  2, 1995                         J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  May  2, 1995                        JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
- -------                           -----------

  27                        Financial Data Schedule