Form 10QSB
period 1995-06-30
PYRAMID OIL CO
filed 1995-08-11
CIK 81318

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                            ----------------------

                                 FORM  10-QSB

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1995

                                      OR

/ / Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from            to

                          -------------------------

                        Commission File Number 0-5525

                          -------------------------

                            PYRAMID OIL COMPANY
           (Exact name of registrant as specified in its charter)


                CALIFORNIA                           94-0787340
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification Number)


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

               Yes  X                        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      COMMON STOCK WITHOUT PAR VALUE                 2,494,430
                (Class)                    (Outstanding at June 30, 1995)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                            PYRAMID OIL COMPANY
                               BALANCE SHEETS
                                   ASSETS

                                                   June 30,    December 31
                                                     1995         1994
                                                  (Unaudited)   (Audited)
                                                  -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                         $352,277     $469,009
  Trade accounts receivable                          207,453      163,716
  Crude oil inventory                                 83,000       83,000
  Prepaid expenses                                    56,582       84,339
  Deferred income taxes                               79,554       88,785
                                                  -----------  -----------
         TOTAL CURRENT ASSETS                        778,866      888,849
                                                  -----------  -----------
PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)                    9,658,646    9,308,713
  Well servicing and drilling equipment            3,947,076    3,947,076
  Land, buildings and improvements                   923,714    1,047,464
  Automotive, office and other
    property and equipment                         1,099,493    1,028,049
                                                  -----------  -----------
                                                  15,628,929   15,331,302
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                    (12,928,475) (12,753,570)
                                                  -----------  -----------
                                                   2,700,454    2,577,732
                                                  -----------  -----------
OTHER ASSETS                                           4,715        4,715
                                                  -----------  -----------
                                                   3,484,035    3,471,296
                                                  ===========  ===========

                      See Accompanying Notes to Financial Statements

                            PYRAMID OIL COMPANY
                               BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,    December 31
                                                     1995         1994
                                                  (Unaudited)   (Audited)
                                                  -----------  -----------
CURRENT LIABILITIES:
  Accounts payable                                   $58,128     $153,807
  Accrued professional fees                           37,174       36,050
  Accrued taxes, other than income taxes                   0       25,754
  Accrued payroll and related costs                   27,958       29,283
  Accrued royalties payable                           69,133       63,734
  Accrued insurance                                   29,839       29,343
  Other accrued liabilities                           10,555       10,555
  Current maturities of long-term debt                67,868       55,885
  Line of credit                                      50,000            0
                                                  -----------  -----------
         TOTAL CURRENT LIABILITIES                   350,655      404,411
                                                  -----------  -----------
LONG-TERM DEBT,
  net of current maturities                          140,792      150,195
                                                  -----------  -----------
DEFERRED INCOME AND OTHER TAXES                      122,025      131,698
                                                  -----------  -----------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                    1,071,610    1,071,610
  Retained earnings                                1,798,953    1,713,382
                                                  -----------  -----------
                                                   2,870,563    2,784,992
                                                  -----------  -----------
                                                  $3,484,035   $3,471,296
                                                  ===========  ===========

                      See Accompanying Notes to Financial Statements

                               PYRAMID OIL COMPANY
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 Three months ended        Six months ended
                                       June 30,                June 30,
                               --------------------  ------------------------
                                 1995       1994        1995         1994
                               ---------  ---------  -----------  -----------
REVENUES:
  Net crude oil and gas sales  $399,706   $481,892     $798,384     $791,882
                               ---------  ---------  -----------  -----------
                                399,706    481,892      798,384      791,882
                               ---------  ---------  -----------  -----------

COSTS AND EXPENSES:
  Operating expenses            177,883    206,658      374,628      395,076
  General and administrative     92,284    130,720      167,689      270,371
  Taxes, other than income
    and payroll taxes            10,461     12,158       26,631       30,345
  Provision for depletion,
    depreciation and
    amortization                 88,126    127,743      174,905      265,677
  Other costs and expenses        8,737      9,550       10,135       10,835
                               ---------  ---------  -----------  -----------
                                377,491    486,829      753,988      972,304
                               ---------  ---------  -----------  -----------
OPERATING INCOME (LOSS)          22,215     (4,937)      44,396     (180,422)
                               ---------  ---------  -----------  -----------
OTHER INCOME (EXPENSE):

  Interest income                 5,353      1,319        9,933        2,643
  Other income                    3,401      6,836       43,028       10,950
  Interest expense               (6,001)    (5,878)     (10,620)     (11,423)
                               ---------  ---------  -----------  -----------
                                  2,753      2,277       42,341        2,170
                               ---------  ---------  -----------  -----------
INCOME (LOSS) BEFORE
   INCOME TAX PROVISION          24,968     (2,660)      86,737     (178,252)

  Income tax provision           (1,166)      (800)      (1,166)        (800)
                               ---------  ---------  -----------  -----------
NET INCOME (LOSS)               $23,802    ($3,460)     $85,571    ($179,052)
                               =========  =========  ===========  ===========

INCOME (LOSS) PER COMMON SHARE    $0.01     ($0.00)       $0.03       ($0.07)
                               =========  =========  ===========  ===========
Weighted average number of
  common shares outstanding    2,494,430  2,494,430   2,494,430    2,494,430
                               =========  =========  ===========  ===========

                      See Accompanying Notes to Financial Statements

                               PYRAMID OIL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Six months ended June 30,
                                                 ---------------------------
                                                    1995            1994
                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $85,571       ($179,052)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Provision for depletion,
        depreciation and amortization               174,905         265,677
      Gain on sale of fixed assets                  (36,250)         (2,850)
      Changes in assets and liabilities:
        Increase in trade accounts receivable       (43,737)       (113,946)
        Decrease in prepaid expenses                 27,757          31,730
        (Decrease) Increase in accounts
          payable and accrued liabilities          (115,739)         40,571
        Decrease in deferred taxes                     (442)              0
                                                  -----------    -----------
    Net cash provided by operating activities        92,065          42,130
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (421,377)            (24)
  Proceeds from sale of property and equipment      160,000           7,750
                                                  -----------    -----------
    Net cash (used in) provided by
      by investing activities                      (261,377)          7,726
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                      100,000          52,000
  Principal payments on line of credit              (50,000)        (42,000)
  Proceeds from issuance of long-term debt           30,978               0
  Principal payments on long-term debt              (28,398)        (35,199)
                                                  -----------    -----------
    Net cash provided by (used in)
      financing activities                           52,580         (25,199)
                                                  -----------    -----------
    Net (decrease) increase in cash
      and cash equivalents                         (116,732)         24,657

    Cash and cash equivalents
      at beginning of year                          469,009         241,158
                                                  -----------    -----------
    Cash and cash equivalents at end of period     $352,277        $265,815
                                                  ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the six months for interest      $10,620         $11,423
                                                  ===========    ===========

                      See Accompanying Notes to Financial Statements

                            PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1995
                               (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments (consisting of normal recurring accruals and the elimination of inter-division transactions) necessary to present fairly the Company's financial position as of June 30, 1995 and the results of its operations and its cash flows for the three and six months periods ended June 30, 1995 and 1994. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 1995 and 1994.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease in the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this lease. The price of oil on this lease was approximately $15.55 per barrel at August 10, 1995. Failure to drill the necessary well(s) will result in relinquishment of future drilling acreage on this specific lease. The Company drilled and completed a well on this lease in the second quarter of 1995. The cost of drilling and completing a well can vary significantly. The Company's total share of drilling and completing the one well on this lease in 1995 was approximately $300,000.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                         IMPACT OF CHANGING PRICES

The Company's revenue is directly connected to crude oil prices posted by the major oil companies. Average crude oil prices for the three and six months periods ended June 30, 1995 increased by approximately $1.80 and $2.60 per equivalent barrel, respectively, as compared with the same periods of 1994. Since June 30, 1995, crude oil prices have decreased by fifty cents per barrel. The Company is unable to predict the future course of crude oil prices for the remaining six months of 1995.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $116,732 for the six months ended June 30, 1995. The primary components of this decrease were capital spending of $421,377, offset by proceeds of $160,000 from the sale of land. Net cash provided by operating activities was $92,065 for the six months ended June 30, 1995. Additional funds of $52,580 were provided from financing activities, primarily from the Company's line of credit. See the Statements of Cash Flows for additional detailed information.

As a consequence of persistent low crude oil prices, the Company has continued with its approach of focusing on its most profitable properties to optimize the Company's resources. Cost reductions and consolidations in all areas of operations have been maintained in an effort to offset the decline in revenues and conserve capital. The Company has shut-in or reduced operations in prior years on certain oil and gas properties that were uneconomic. Many of these properties continue to be shut-in. Despite the factors described above and the economic conditions existing in the oil and gas industry since 1986, the Company has been able to maintain its oil and gas reserves.

                        FORWARD LOOKING INFORMATION

As noted above, crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market instability, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time. The Company's net revenue share of crude oil production has decreased by approximately fifty barrels per day for the six months ended June 30, 1995 and approximately 100 barrels per day for the second quarter of 1995 when compared with the same periods of 1994. The Company's management is currently working to restore its daily production to 1994 levels. The Company drilled a well in the second quarter that is currently producing approximately 40 gross barrels per day (30 barrels net revenue share). The Company is also increasing the level of its routine well maintenance to enhance production levels. However, the Company cannot guarantee that it will be fully successful in its efforts. If it is not successful in increasing production, revenues for future periods and year-end oil and gas reserves could be unfavorably impacted.

Effective June 1, 1993, operations of the Company's well servicing segment
were suspended.   Management believes the related assets are stated at a
realizable value.

                           RESULTS OF OPERATIONS


QUARTER ENDED JUNE 30, 1995 COMPARED TO QUARTER ENDED JUNE 30, 1994

REVENUES

Revenues for oil and gas operations decreased by 17% for the three months ended June 30, 1995, as contrasted with the same period of 1994. Crude oil sales increased by 9% due to higher crude prices for the second quarter of 1995. The average equivalent crude oil price for the second quarter of 1995 increased by approximately $1.80 per equivalent barrel as compared with the same period in 1994. This was offset by reduced revenues of 26% due to declines in crude oil production for 1995. The Company's net revenue share of crude oil production decreased by approximately one hundred (100) barrels per day during the second quarter of 1995. Approximately 90 barrels per day of the decrease in production are attributable to one lease. The decrease in production on this lease is the result of normal field depletion.

OPERATING EXPENSES

Operating expenses for crude oil and natural gas producing activities decreased by 14% for the second quarter of 1995 as compared with the same period of 1994. Operating expenses decreased by 26% due to lower crude oil production, as noted above. The average cost to produce a barrel of crude oil increased by approximately one dollar per equivalent barrel for the first quarter of 1995. This represents a 12% increase in total costs for the second quarter of 1995. The total decrease in operating expenses of $28,775 is the result of many factors, with both positive and negative impacts. In 1994, the Company abandoned two wells for a total cost incurred of approximately $17,000 during the second quarter. The Company did not abandon any wells during the second quarter of 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 29% for the second quarter of 1995 when compared with the second quarter of 1994. This is primarily the result of lower professional fees for 1995.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization has decreased by 31% for the second quarter of 1995 as compared with the same period in 1994, due primarily to lower depletion rates for 1995. This was caused by the increase in the Company's oil and gas reserves at December 31, 1994.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994


REVENUES

Revenues for oil and gas operations increased by less than 1 percent for the six months ended June 30, 1995 as compared with the same period of 1994.
Crude oil sales increased by 16.6% due to higher crude prices for the first six months of 1995. The average equivalent crude oil price for the first half of 1995 increased by approximately $2.60 per equivalent barrel as compared with the same period in 1994. This was offset by reduced revenues of 15.7% due to declines in crude oil production for 1995. The Company's net revenue share of crude oil production decreased by approximately fifty (50) barrels per day. The decline in production is attributable to the second quarter and is the result of normal field depletion.

OPERATING EXPENSES

Operating expenses for crude oil and natural gas producing activities decreased by 5.2% for the first half of 1995 as compared with the same period of 1994. Operating expenses decreased by 15.7% due to lower crude oil production, as noted above. The average cost to produce a barrel of crude oil increased by approximately eighty cents per equivalent barrel for the first half of 1995. This represents a 10.5% increase in total costs for the first half of 1995. The total decrease in operating expenses of $20,448 is the result of many factors, with both positive and negative impacts. In 1994, the Company abandoned two wells for a total cost of approximately $19,000 through June 30, 1994. The Company did not abandon any wells during the first six months of 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 38% over 1994. This is primarily the result of lower professional fees for 1995.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization has decreased by 34% for the first half of 1995 when compared with the same period of 1994, due primarily to lower depletion rates for 1995. This was caused by the increase in the Company's oil and gas reserves at December 31, 1994.

OTHER INCOME

Other income has increased by approximately $40,000 for the first six months of 1995 as compared with the same period of 1994. In the first quarter of 1995, the Company sold certain real property it owned in Taft, Kern County, California and realized a gain on the sale of approximately $33,000. Net interest income is higher by approximately $7,000 due to higher interest rates and higher cash balances for the first six months of 1995.

                            PYRAMID OIL COMPANY

                        PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 2.  -  Changes in Securities

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Submission of Matters to a Vote of Security Holders

          On June 1, 1995, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Two items were voted on during the meeting; election of Directors and approval of Auditors. The shareholders elected J. Ben Hathaway, John H. Alexander, Otto Hackel, H. Tom Hunnewell and Jack W. Wood to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders also, approved the selection of Arthur Andersen LLP as auditors for 1995. Each item is fully described in the Company's Proxy dated April 21, 1995.

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

          No Form 8-K's were filed during the three months ended June 30, 1995.

                                 SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                            PYRAMID OIL COMPANY
                                                (registrant)



Dated: August 10, 1995                        J. BEN HATHAWAY
                                            --------------------
                                              J. Ben Hathaway
                                                 President


Dated: August 10, 1995                        JOHN H. ALEXANDER
                                            --------------------
                                             John H. Alexander
                                              Vice President

                                EXHIBIT INDEX


Exhibit
  No.                            Description
- -------                          -----------

  27                       Financial Data Schedule