Form 10QSB
period 1995-09-30
PYRAMID OIL CO
filed 1995-11-08
CIK 81318

-------------------------------------------------------------------------------
------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                            ----------------------

                                 FORM  10-QSB

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995

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

               Yes  X                        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      COMMON STOCK WITHOUT PAR VALUE                 2,494,430
                  (Class)                (Outstanding at September 30, 1995)
--------------------------------------------------------------------------------
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                            PYRAMID OIL COMPANY
                               BALANCE SHEETS
                                   ASSETS

                                                September 30, December 31,
                                                    1995         1994
                                                 (Unaudited)   (Audited)
                                                 -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $353,871     $469,009
  Trade accounts receivable                         194,007      163,716
  Crude oil inventory                                83,000       83,000
  Prepaid expenses                                   34,764       84,339
  Deferred income taxes                              79,754       88,785
                                                 -----------  -----------
         TOTAL CURRENT ASSETS                       745,396      888,849
                                                 -----------  -----------
PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)                   9,668,522    9,308,713
  Well servicing and drilling equipment           3,947,076    3,947,076
  Land, buildings and improvements                  923,714    1,047,464
  Automotive, office and other
    property and equipment                        1,110,880    1,028,049
                                                 -----------  -----------
                                                 15,650,192   15,331,302
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                   (13,016,349) (12,753,570)
                                                 -----------  -----------
                                                  2,633,843    2,577,732
                                                 -----------  -----------
OTHER ASSETS                                          4,715        4,715
                                                 -----------  -----------
                                                  3,383,954    3,471,296
                                                 ===========  ===========

                      See Accompanying Notes to Financial Statements

                            PYRAMID OIL COMPANY
                               BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30, December 31,
                                                    1995         1994
                                                 (Unaudited)   (Audited)
                                                 -----------  -----------
CURRENT LIABILITIES:
  Accounts payable                                  $82,368     $153,807
  Accrued professional fees                          37,500       36,050
  Accrued taxes, other than income taxes             14,279       25,754
  Accrued payroll and related costs                  22,774       29,283
  Accrued royalties payable                          65,991       63,734
  Accrued insurance                                   4,795       29,343
  Other accrued liabilities                          10,555       10,555
  Current maturities of long-term debt               68,725       55,885
  Line of credit                                     20,000            0
                                                 -----------  -----------
         TOTAL CURRENT LIABILITIES                  326,987      404,411
                                                 -----------  -----------
LONG-TERM DEBT,
  net of current maturities                         123,284      150,195
                                                 -----------  -----------
DEFERRED INCOME AND OTHER TAXES                     122,225      131,698
                                                 -----------  -----------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                   1,071,610    1,071,610
  Retained earnings                               1,739,848    1,713,382
                                                 -----------  -----------
                                                  2,811,458    2,784,992
                                                 -----------  -----------
                                                 $3,383,954   $3,471,296
                                                 ===========  ===========

                      See Accompanying Notes to Financial Statements

                               PYRAMID OIL COMPANY
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                                -------------------- ------------------------
                                   1995       1994       1995         1994
                                ---------  --------- -----------  -----------
REVENUES:
  Net crude oil and gas sales    $417,430   $527,453  $1,215,814   $1,319,335
                                ---------  --------- -----------  -----------
                                  417,430    527,453   1,215,814    1,319,335
                                ---------  --------- -----------  -----------

COSTS AND EXPENSES:
  Operating expenses              290,717    220,869     665,345      615,945
  General and administrative       83,183     90,818     250,872      361,189
  Taxes, other than income
    and payroll taxes              16,162     17,916      42,793       48,261
  Provision for depletion,
    depreciation and
    amortization                   87,874    127,827     262,779      393,504
  Other costs and expenses            789      2,045      10,924       12,880
                                ---------  --------- -----------  -----------
                                  478,725    459,475   1,232,713    1,431,779
                                ---------  --------- -----------  -----------
OPERATING INCOME (LOSS)           (61,295)    67,978     (16,899)    (112,444)
                                ---------  --------- -----------  -----------
OTHER INCOME (EXPENSE):

  Interest income                   4,590      1,550      14,523        4,193
  Other income                      2,800      4,762      45,828       15,712
  Interest expense                 (5,200)    (5,800)    (15,820)     (17,223)
                                ---------  --------- -----------  -----------
                                    2,190        512      44,531        2,682
                                ---------  --------- -----------  -----------
INCOME (LOSS) BEFORE
   INCOME TAX PROVISION           (59,105)    68,490      27,632     (109,762)

  Income tax provision                  0          0      (1,166)        (800)
                                ---------  --------- -----------  -----------
NET INCOME (LOSS)                ($59,105)   $68,490     $26,466    ($110,562)
                                =========  ========= ===========  ===========

INCOME (LOSS) PER COMMON SHARE     ($0.02)     $0.03       $0.01       ($0.04)
                                =========  ========= ===========  ===========
Weighted average number of
  common shares outstanding     2,494,430  2,494,430  2,494,430    2,494,430
                                =========  ========= ===========  ===========

                      See Accompanying Notes to Financial Statements

                               PYRAMID OIL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine months ended
                                                         September 30,
                                                   ------------------------
                                                      1995         1994
                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $26,466    ($110,562)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Provision for depletion,
        depreciation and amortization                  262,779      393,504
      Gain on sale of fixed assets                     (36,250)      (4,312)
      Changes in assets and liabilities:
        Increase in trade accounts receivable          (30,291)     (89,010)
        Decrease in prepaid expenses                    49,575       35,460
        (Decrease) Increase in accounts payable
          and accrued liabilities                     (110,264)         676
        Decrease in deferred taxes                        (442)           0
                                                   -----------  -----------
    Net cash provided by operating activities          161,573      225,756
                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (442,640)      (5,860)
  Proceeds from sale of property and equipment         160,000        9,250
                                                   -----------  -----------
    Net cash (used in) provided by
      investing activities                           (282,640)       3,390
                                                   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                         100,000       52,000
  Principal payments on line of credit                 (80,000)     (52,000)
  Proceeds from issuance of long-term debt              30,978            0
  Principal payments on long-term debt                 (45,049)     (45,584)
                                                   -----------  -----------
    Net cash provided by (used in)
      financing activities                               5,929      (45,584)
                                                   -----------  -----------
    Net (decrease) increase in cash
      and cash equivalents                            (115,138)     183,562

    Cash and cash equivalents at beginning of year     469,009      241,158
                                                   -----------  -----------
    Cash and cash equivalents at end of period        $353,871     $424,720
                                                   ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the nine months for interest        $15,820      $17,223
                                                   ===========  ===========

                      See Accompanying Notes to Financial Statements

<PAGE 6>
                       PYRAMID OIL COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995
                           (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments (consisting of normal recurring accruals and the elimination of inter-division transactions) necessary to present fairly the Company's financial position as of September 30, 1995 and the results of its operations and its cash flows for the three and nine months periods ended September 30, 1995 and 1994. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 1995 and 1994.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease in the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this lease. The price of oil on this lease was approximately $15.25 per barrel at November 8, 1995. Failure to drill the necessary well(s) will result in relinquishment of future drilling acreage on this specific lease. The Company drilled and completed a well on this lease in the second quarter of 1995. The cost of drilling and completing a well can vary significantly. The Company's total share of drilling and completing the one well on this lease in 1995 was approximately $300,000.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                    IMPACT OF CHANGING PRICES

The Company's revenue is directly connected to crude oil prices posted by the major oil companies. Average crude oil prices for the three months ended September 30, 1995 decreased by approximately twenty cents per equivalent barrel as compared with the same period of 1994. Average crude oil prices for the nine months ended September 30, 1995 increased by approximately $1.20 per equivalent barrel over the same period for 1994. Since September 30, 1995, crude oil prices have decreased by twenty-five cents per barrel. The Company is unable to predict the future course of crude oil prices for the remainder of 1995.

                 LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $115,138 for the nine months ended September 30, 1995. The primary components of this decrease were capital spending of $442,640, offset by proceeds of $160,000 from the sale of land. Net cash provided by operating activities was $161,573 for the nine months ended September 30, 1995. See the Statements of Cash Flows for additional detailed information.

As a result of persistent low crude oil prices, the Company has continued with its approach of focusing on its most profitable properties to optimize the Company's resources. Cost reductions and consolidations in all areas of operations have been maintained in an effort to offset the decline in revenues and conserve capital. The Company has shut-in or reduced operations in prior years on certain oil and gas properties that were uneconomic. Many of these properties continue to be shut-in. Despite the factors described above and the economic conditions existing in the oil and gas industry since 1986, the Company has been able to maintain its oil and gas reserves.

                   FORWARD LOOKING INFORMATION

As noted above, crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market instability, management feels that it must continue to reduce costs. Except for a specific commitment mentioned in the Notes to Financial Statements above, the majority of all developmental and capital expenditures are being deferred at this time. The Company's net revenue share of crude oil production has decreased by approximately fifty (50) barrels per day for the nine months ended
September 30, 1995 and approximately eighty (80) barrels per day for the third quarter of 1995 when compared with the same periods of 1994.
The Company's management has continued working to restore its daily production to 1994 levels. The Company drilled a well in the second quarter that has produced approximately twenty-five (25) gross barrels per day (20 barrels net revenue share). During the third quarter of 1995, the Company increased the level of its remedial well maintenance to enhance production levels. However, the Company cannot guarantee that it will be fully successful in its efforts. If it is not successful in increasing production, revenues for future periods and year-end oil and gas reserves could be unfavorably impacted. Effective June 1, 1993, operations of the Company's well servicing segment were suspended. Management believes the related assets are stated at a realizable value.

                      RESULTS OF OPERATIONS


QUARTER ENDED SEPTEMBER 30, 1995
  COMPARED TO QUARTER ENDED SEPTEMBER 30, 1994

REVENUES

Revenues for oil and gas operations decreased by 20.9% for the three months ended September 30, 1995, as contrasted with the same period of 1994. Crude oil sales decreased by 1.2% due to lower crude prices for the third quarter of 1995. The average equivalent crude oil price for the third quarter of 1995 decreased by approximately twenty cents per equivalent barrel as compared with the same period in 1994. Revenues decreased by 19.6% due to declines in crude oil production for 1995. The Company's net revenue share of crude oil production decreased by approximately eighty (80) barrels per day during the third quarter of 1995. The decline in production is attributable to one lease. The decrease in production on this lease is the result of normal field depletion.

OPERATING EXPENSES

Operating expenses for crude oil and natural gas producing activities increased by 31.6% for the second quarter of 1995 as compared with the same period of 1994. Operating expenses decreased by 19.6% due to lower crude oil production, as noted above. The average cost to produce a barrel of crude oil increased by approximately $4.00 per equivalent barrel for the third quarter of 1995. The primary reason for the higher operating costs is due to remedial well work on five of the Company's oil and gas leases during the third quarter of 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 8.4% for the third quarter of 1995 when compared with the third quarter of 1994. This is primarily the result of lower professional fees for 1995.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization has decreased by 31% for the third quarter of 1995 as compared with the same period in 1994, due primarily to lower depletion rates for 1995. This was caused by the increase in the Company's oil and gas reserves at December 31, 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1995
  COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

REVENUES

Revenues for oil and gas operations decreased by 7.8 percent for the nine months ended September 30, 1995 as compared with the same period of 1994. Crude oil sales increased by 7.2% due to higher crude prices for the first nine months of 1995. The average equivalent crude oil price for the first nine months of 1995 increased by approximately $1.20 per equivalent barrel as compared with the same period in 1994. This was offset by reduced revenues of 15% due to declines in crude oil production for 1995. The Company's net revenue share of crude oil production decreased by approximately fifty (50) barrels per day for the nine months ended September 30, 1995 when compared with the same period of 1994. The decline in production is due to normal field depletion.

OPERATING EXPENSES

Operating expenses for crude oil and natural gas producing activities increased by 8% for the nine months ended September 30, 1995 as compared with the same period of 1994. Operating expenses decreased by 15% due to lower crude oil production, as noted above. This was offset by a 23.1% escalation in costs for the first nine months of 1995. The average cost to produce a barrel of crude oil increased by approximately $1.75 per equivalent barrel for the first nine months of 1995. The increase in operating expenses for the nine months ended September 30, 1995 is primarily the result of operating activities during the third quarter of 1995. The Company conducted remedial well work on five of it's oil and gas leases during the third quarter of 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended September 30, 1995, decreased by 30.5% over the same period in 1994. This is primarily the result of lower professional fees for 1995.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization has decreased by 33.2% for the first nine months of 1995 when compared with the same period of 1994, which is due primarily to lower depletion rates for 1995. This was caused by the increase in the Company's oil and gas reserves at December 31, 1994.

OTHER INCOME (EXPENSE)

Other income has increased by approximately $42,000 for the first nine months of 1995 as compared with the same period of 1994. In the first quarter of 1995, the Company sold certain real property it owned in Taft, Kern County, California and realized a gain on the sale of approximately $33,000. Interest income is higher by approximately $10,000 due to higher interest rates and higher cash balances for the first nine months of 1995.

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

          No Form 8-K's were filed during the three months ended September 30, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 8, 1995                    J. BEN HATHAWAY
                                           ---------------
                                           J. Ben Hathaway
                                              President


Dated: November 8, 1995                   JOHN H. ALEXANDER
                                          -----------------
                                          John H. Alexander
                                           Vice President

                                   EXHIBIT INDEX

Exhibit
  No.                               Description
-------                             -----------

  27                           Financial Data Schedule