Form 10KSB
period 1995-12-31
PYRAMID OIL CO
filed 1996-03-25
CIK 81318

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1995   or

/ / Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

               For the transition period from              to

                        Commission File Number 0-5525

                             PYRAMID OIL COMPANY
          (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     94-0787340
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        2008 - 21st. Street, P. O. Box 832                 93302
              Bakersfield, California
      (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code:  (805) 325-1000

    Securities registered pursuant to Section 12 (b) of the Act:  NONE

    Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock Without Par Value
                             (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         YES  X      NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the Registrant's revenues for its most recent fiscal year:  $1,628,341.

   The aggregate market value on March 22, 1996, of Common shares held by non-affiliates was approximately $277,000 based on the average closing bid and asked prices of the Registrant's Common shares on such date, as quoted by the National Quotation Bureau.

       At March 22, 1996, there were 2,494,430 common shares outstanding.

              CLASS                         OUTSTANDING AT DECEMBER 31, 1995
  Common shares without par value                       2,494,430

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant's fiscal year are incorporated by reference into
Part III.

                          PYRAMID OIL COMPANY

                    1995 FORM 10-KSB ANNUAL REPORT

                          Table of Contents

                                                                Page
                               PART I


Item  1.    Business  . .  . .  . .  . .  . .  . .   . .          3

Item  2.    Properties . .  . .  . .  . .  . .  . .  . .          6

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .          8

Item  4.    Submission of Matters to a Vote of
              Security Holders.  . .  . .  . .  . .  . .          8

                               PART II

Item  5.    Market for the Registrant's Common Shares and
              Related Security Holder Matters.  . .  . .          9

Item  6.    Selected Financial Data.  . .  . .  . .  . .         10

Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations .  . .         10

Item  8.    Financial Statements . .  . .  . .  . .  . .         15

Item  9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .  . .         38

                               PART III

Item 10.    Directors, Executive Officers, Promoters and
              Control Persons;  Compliance With Section
              16(a) of the Exchange Act .  . .  . .  . .         38

Item 11.    Executive Compensation .  . .  . .  . .  . .         38

Item 12.    Security Ownership of Certain Beneficial
              Owners and Management.  . .  . .  . .  . .         38

Item 13.    Certain Relationships and Related Transactions       38

                               PART IV

Item 14.    Exhibits and Reports on Form 8-K .  . .  . .         39

                                   PART I
                                   ------
ITEM 1 - BUSINESS
-----------------

(a)  GENERAL BUSINESS DESCRIPTION
     ----------------------------

Pyramid Oil Company is a California corporation that has been in the oil and gas business continuously, since it was incorporated under the laws of the State of California on October 9, 1909. Pyramid Oil Company, hereinafter referred to as Pyramid or the Company, is engaged in the business of exploration, development and production of crude oil and natural gas.

Pyramid acquires land and producing properties through acquisition and leasing on which it drills and/or operates oil or gas wells in efforts to discover and/or to produce oil and gas. Crude oil and natural gas produced from these properties are sold to various refineries and pipeline companies. The majority of all oil and gas properties that Pyramid owns and operates is for its own account. Pyramid also participates in specific joint ventures with others in the development of oil and gas properties. Pyramid's interests in these properties will vary depending on the availability of said interests and their locations.

The Company's executive offices are located at 2008 21st Street, Bakersfield, California, 93301, telephone (805) 325-1000.

(b)  DESCRIPTION OF BUSINESS - OIL AND GAS OPERATIONS
     ------------------------------------------------

Exploration and Development
---------------------------

Pyramid operates in a highly competitive industry wherein many companies, from large multinational companies to small independent producers, are competing for a finite amount of oil and gas resources. The Company seeks out properties to explore for oil and gas by drilling and also seeks out producing oil and gas properties that can be purchased and operated. The Company has one producing property with proved undeveloped reserves as of December 31, 1995. Management believes that under the right economic conditions, several other producing properties that the Company owns have further developmental potential. Certain oil properties currently owned and operated by the Company may be receptive to enhanced oil recovery procedures when economic conditions improve.

Oil and Gas Production Operations
---------------------------------

During 1995, Pyramid operated 22 oil and gas leases (properties) that produce crude oil and/or natural gas (production) in Kern and Santa Barbara Counties in the State of California. Producing operations consist primarily of pumping oil from a well(s) into tanks and selling the oil to a buyer and maintaining production facilities. Operations of properties differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; certain properties may be conducive to secondary recovery operations in the future, depending on the volatility of the price of oil.

All basic production and associated activities including daily inspections, gauging and shipping of oil produced, daily routine maintenance of wells, and maintenance and repairs of production facilities and equipment, are performed by Pyramid employees. Various equipment necessary to perform maintenance and repair activities on the properties is owned and maintained by the Company. Such equipment consists of service rigs, mobile pumps, vacuum trucks, hot oil truck, backhoe, trucks and trailers. The Company maintains shop facilities and mechanics to perform maintenance and repairs on vehicles and equipment. The Company employs field level personnel that perform daily activities in support of all operations (i.e., pumpers, rig crews, roustabouts and equipment operators).

The Company from time to time drills new wells or redrills existing wells, on properties owned by the Company in an attempt to increase the daily oil and gas production. In the last five years, the Company has utilized the services of outside drilling contractors for drilling new wells and redrilling existing wells. Workovers, maintenance and repairs of existing wells to maintain or increase oil and gas production are carried out by Company personnel on a continuing basis. All workover and remedial rig work is performed with Company rigs.

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate 135 total wells, and of these, approximately 60 were in daily operation during 1995. Operations continue to be reduced on specific properties that are currently generating a marginal gross profit resulting primarily from depressed oil prices, in an effort to hold the properties until economic conditions warrant full scale operations.

The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.

Well Servicing Operations
-------------------------

Effective June 1, 1993 operations of the Company's well servicing segment were suspended. This segment provided contract drilling services, completion services and maintenance and remedial services on oil and gas wells. Management is continuing to review the future potential of the well service division. Management believes the assets are stated at a realizable value.

Marketing of Crude Oil and Natural Gas
--------------------------------------

The Company sells its crude oil to Kern Oil & Refining and E.O.T.T. Energy Operating Limited Partnership, accounting for approximately 53% and 44%, respectively, of Pyramid's crude oil and gas sales in 1995. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas could be sold to other crude oil purchasers, refineries or pipeline companies. Natural gas is sold to companies in the area of operations. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various
areas of the country.   Pyramid's crude oil sales are not seasonal, but
uniform throughout the year; however, there are some seasonal influences that may affect natural gas sales from the interests owned in the State of New York.

(C)  RISKS, COMPETITION AND INDUSTRY CONDITIONS
     ------------------------------------------

The profitability of the Company's operations depends primarily on the production of oil and gas in commercially profitable quantities. Oil and gas properties often fail to provide a return sufficient to repay the substantial sums of money required for their acquisition, exploration and development. The acquisition, exploration and development of oil and gas properties is a highly competitive business. Many entities with which the Company competes have significantly greater financial and staff resources. Such competitive disadvantage could materially and adversely affect the Company's ability to acquire new properties or develop existing properties.

The oil and gas industry in general has been adversely affected by several factors beyond the Company's control, including unstable oil and gas prices, uncertainty regarding the effect of pricing agreements and production quotas and allocations established by the Organization of Petroleum Exporting Countries, political instability in the Middle East and the status of ever-changing federal and state legislation and regulation.

Given the uncertainty of international and domestic political actions and their impact on the energy markets, it is difficult, if not impossible, to predict the price or market situation for any oil or gas which is currently owned or which could be developed by the Company. Any significant decreases in oil and gas prices or significant curtailment in the Company's oil and gas production from its better properties would have a material adverse effect on the Company's operations.


(d)  REGULATION
     ----------

The Company's business is affected by an abundance of governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the petroleum industry. Changes in any of these laws and regulations could have a material and adverse effect on the Company's business and financial stability. In view of the many uncertainties with respect to current laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on future operations.

TAXATION
--------

The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company.

ENVIRONMENTAL
-------------

The Company's activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. These laws may require the acquisition of permits relating to certain ongoing operations, for drilling, emissions, waste water disposal and other air and water quality controls. In view of the uncertainty and unpredictability of environmental statutes and regulations, the Company cannot ensure that such laws and regulations will not materially and adversely affect the business of the Company. The Company does not anticipate any material effect on its capital expenditures or earnings as the result of governmental regulations, enacted or proposed, concerning environmental protection or the discharge of material into the environment. The Company is actively pursuing an ongoing policy of upgrading and restoration of older properties to comply with current and proposed environmental regulations.


(e)  OTHER
     -----

The Company employed twelve full-time people at December 31, 1995.

The Company had no material research and development costs for the three years ended December 31, 1995.

All of the Company's revenues during 1995 were derived from domestic sources.


ITEM 2 - PROPERTIES
-------------------

(a)  DESCRIPTION OF PROPERTIES
     -------------------------

The principal assets of the Company consist of proven and unproven oil and gas properties, oil and gas production related equipment and developed and undeveloped real estate holdings. There is also well servicing and drilling equipment, truck and automotive, office and other equipment. The Company's oil and gas properties are located exclusively in the continental United States, in California, Wyoming and New York.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company has no significant proved undeveloped properties. The Company has one producing property with proved undeveloped reserves as of December 31, 1995.

(b)  OIL AND GAS PROPERTIES
     ----------------------

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by System Technology Associates, Inc., independent petroleum engineers, and are as follows:


                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
   December 31, 1995               451,000             171,000
                1994               479,000             170,000
                1993               375,000             148,000
                1992               372,000             188,000
                1991               310,000              88,000

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, was $2,155,000 at December 31, 1995, $2,262,000 at December 31, 1994, $933,000 at December 31, 1993, $1,549,000 at
December 31, 1992, and $1,185,000 at December 31, 1991.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years were as follows.

                       1995      1994      1993       1992      1991
                       ----      ----      ----       ----      ----
Crude oil (Bbls)     104,000   122,000    96,000     90,000    113,000

Natural gas (MCF)     37,000    35,000    38,000     24,000     21,000


Pyramid's average sales prices per barrel or MCF and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years were as follows:

                       1995       1994      1993      1992       1991
                       ----       ----      ----      ----       ----
Sales price:

  Crude oil           $15.41     $14.09    $13.82    $14.98     $15.88
                       =====      =====     =====     =====      =====

  Natural gas         $ 1.11     $ 1.62    $ 1.70    $ 2.33     $ 2.40
                       =====      =====     =====     =====      =====

Production costs      $ 8.50     $ 6.70    $ 8.69    $ 8.80     $10.75
                       =====      =====     =====     =====      =====


The average selling price of Pyramid's crude oil at December 31, 1995, was approximately $15.50 per barrel and the average selling price of Pyramid's gas at December 31, 1995, was approximately $0.87 per MCF.

As of December 31, 1995, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     160       135              22,837     6,879
                     ===       ===              ======     =====

    (1) "Gross wells" represents the total number of wells in which the Company has a working interest. "Net wells" represents the number of gross wells multiplied by the percentage of the working interests therein held by the Company.

    (2) "Gross acreage" represents all acres in which the Company has a working interest. "Net acres" represents the aggregate of the working interests of the Company in the gross acres.

During the years ended December 31, 1995, 1994 and 1993, Pyramid participated in the drilling of 1 well each year. No wells were drilled in 1992 or 1991. All of these wells were drilled in California and completed as producing wells.

Unproven oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established. As of December 31, 1995, Pyramid held positions in unproven acreage in the following locations:

                                                       ACRES
                                                 ------------------
                                                  Gross        Net
                                                 ------      ------
New York
    Mount Morris and Livingston Counties         34,800       9,788
                                                 ======       =====


c)  REAL PROPERTY OWNED
    -------------------

Pyramid owned the following real property at December 31, 1995, all located in California.

    County of Kern
         Mullaney yard                         20 acres
         Grazing land                         160 acres
         Miller property                      112 acres
         Ranton property                       80 acres

    City of Bakersfield                         3 lots


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Pyramid is not party to any proceedings or actions which management believes might have a material effect upon its financial position or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
----------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                  PART II
                                  -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON SHARES AND
------------------------------------------------------
         RELATED SECURITY HOLDER MATTERS
         -------------------------------

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the over-the-counter market. The following are "ask" and "bid" quotations for each quarter of 1995 and 1994, and reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                    High         Low
                                    Bid          Bid
                                    ----        -----
    1995
         First Quarter             $ 1/4       $ 1/8
         Second Quarter              3/8         3/16
         Third Quarter               3/8         1/8
         Fourth Quarter              1/4         1/8
    1994
         First Quarter               1/8         1/16
         Second Quarter              1/8         1/16
         Third Quarter               1/8         1/16
         Fourth Quarter              5/16        1/16



(b)  Approximate Number of Equity Security Holders


                              Title of Class
                              --------------

                     Common Shares, without par value


                Approximate Number of Holders of Record of
                   the Outstanding Common Shares as of
                             December 31, 1995
                -------------------------------------------

                                    780

The Company has paid no dividends on its common shares for the past five years and does not anticipate paying any dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

Selected financial data for the past five years ended December 31, are as follows:

                 1995        1994        1993        1992        1991
                 ----        ----        ----        ----        ----
Revenues      $1,628,341  $1,764,894  $2,113,125  $3,275,651  $ 3,724,639

Net income
  (loss)      $   31,666  $   96,057  $ (536,116) $ (338,559) $(1,155,226)

Net income
 (loss) per
 common share     $ .01      $ .04       $(.21)       $(.14)      $(.46)

Cash dividends
 per common
 share               --         --          --           --           --

At year end:
-----------
Total assets  $3,367,419  $3,471,296  $3,322,207  $4,034,718   $4,561,330

Long-term
  debt        $  113,535    $150,195    $206,080    $226,686     $300,735




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


IMPACT OF CHANGING PRICES
-------------------------

Average crude oil prices increased by eighty cents per equivalent barrel sold during 1995 as compared with average prices for 1994. In 1995 there were eighteen separate crude oil price changes, as compared with twenty-one price changes in 1994 and twenty-seven in 1993. The price fluctuations in 1995 were not as extreme as they have been in prior years. The difference between the highest and lowest posted prices in 1995 was $2.50 per barrel. By comparison, this same differential in 1994 and 1993 was $6.05 and $5.75 per barrel, respectively. Continuing uncertain crude oil prices have made it impractical for the Company to make any commitments to develop its oil and gas properties. Crude oil prices must stabilize for a long-term period, at economic levels, before resources would be available to expand the Company's oil and gas reserves.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents decreased by $16,661 for the year ended December 31, 1995. The Company generated $288,908 in cash from operating activities in 1995. The net cash provided by operating activities for 1995 was offset by cash used for capital spending and principal payments on the Company's long-term debt. The components of the changes in cash and cash equivalents for 1995 are more fully described in the Statements of Cash Flows included in
Item 8 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. If necessary, the Company can borrow on its line-of-credit for short-term capital requirements. Management believes the Company can also secure funds from other outside sources to finance acquisitions or other capital projects.

Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners and specific rework of existing properties to enhance production and expansion of its sales of crude oil and natural gas in California. If it becomes necessary, Pyramid could sell certain nonessential assets to raise capital for the benefit of these programs.

The Company has been unable to expand its oil and gas reserves, which has been caused primarily by depressed crude oil markets that have existed since 1986. The Company has been unable to generate sufficient cash flows to enable it to further develop its oil and gas properties and to risk exploratory drilling costs in attempts to expand its oil and gas reserves. The Company drilled one well in 1995, 1994 and 1993. The reserves for 1993 showed a modest increase due primarily to lower lifting costs and the completion of the Carneros Creek natural gas pipeline and gathering system in 1992. The reserves increased for 1994 due primarily to higher year-end prices for crude oil and the Company's continuing success in further reducing its crude oil lifting costs. The year end reserves for 1995 remained at about the same levels as 1994 year end figures. Crude oil sales prices were higher at the end of 1995 than 1994. This was offset by higher crude oil production costs for 1995.

The Company's business plan, implemented to deal with the unstable crude oil market, has been to concentrate its efforts and resources on maintaining oil and gas production on existing properties and deferring certain developmental and exploration activities until crude oil prices improve. Drilling obligations on specific properties have been renegotiated with the property owners to link the level of future drilling activities to the price of crude oil (see Note 8 of Notes to Financial Statements included in Item 8 of this Form 10-KSB). This has enabled the Company to preserve its position on certain developmental properties during the periods of low oil prices and to conserve its capital.

During these periods of low oil prices, certain properties that the Company owns have become uneconomic and have been shut-in. When these properties are not operated any reserves that could be assigned to these properties are not included in the year-end engineering report of total Company reserves.
Another major factor that directly affects the Company's future reserve base is the price of crude oil at December 31 of any given year. The year-end price of oil and gas has a significant impact on the estimated future net recoverable oil and gas reserves from proved developed properties. At certain depressed price levels, some of the Company's oil and gas properties are not economical to operate and thus its year-end engineering reserve reports do not assign any oil and gas reserves to these properties. Conversely, if year-end prices should increase to a certain level, the reserves on these leases would be economic to produce and would increase the Company's reserves.

The Company's business plan incorporates the concept that when crude oil prices increase and stabilize at a profitable level, renewed developmental and exploratory drilling activities will escalate accordingly. The plan also projects that the Company would have sufficient cash flows from operations to enable it to develop its existing oil and gas properties and the ability to acquire additional producing properties and/or exploratory prospects; thereby, replacing and/or increasing its present oil and gas reserves.


FORWARD LOOKING INFORMATION
---------------------------

Looking forward into 1996, the Company continues to be concerned with international influences upon the price of domestic crude oil. The major problem facing the domestic oil industry continues to be the over production and supply of foreign oil into the U.S. market. Although this benefits the consumer, it is damaging to small producers like the Company. Crude oil prices have increased by $3.80 per barrel since December 31, 1995. This is a favorable indicator for the first quarter of 1996. However, the Company is unable to predict any future price changes that would impact the remainder of 1996.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the principal revenue sources. The Company's ongoing program of reducing costs has been successful in decreasing the overall lifting costs of all oil produced. These reductions in operating costs, along with several limited work-overs of certain wells, has allowed the Company to maintain its crude oil reserves for the last three years. The Company hopes to further maintain and expand the reserve base in 1996, both by well work-overs and drilling of development wells.

The Company is also concerned with the future costs necessary for compliance with the new wave of air and water environmental quality requirements of the various state and federal governmental agencies. The requirements and costs are unknown at this time, but management feels that costs could be significant in some cases. As the scope of the requirements become more clearly defined, management may be better equipped to determine the true costs to the Company.

The Company continues to be burdened with additional costs for various state and local fees and permits under new environmental programs, the sum of which were not material. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations has not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS
--------------------------------------------------------

1995 vs. 1994
-------------

REVENUES
--------

Revenues decreased by 8% for the year ended December 31, 1995 when compared with 1994 revenues. A decline in crude oil production for 1995 decreased revenues by approximately 13% as compared with the same period of 1994. This was offset by a 5% increase in revenues due to higher average equivalent crude oil prices for 1995, approximately eighty cents per barrel. Crude oil production decreased by approximately 45 equivalent barrels per day for the year ended December 31, 1995. The decrease in crude oil production is due primarily to normal decline curves on certain oil and gas properties.


OPERATING EXPENSES
------------------

Operating expenses increased by 9.5% for the twelve months ended December 31, 1995, which is an increase of approximately $1.80 per equivalent barrel of crude oil produced in 1995. Operating expenses were higher due to remedial well workovers, higher general maintenance costs and higher liability insurance premiums.


GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses decreased by 24% for 1995. This is due to lower legal and consulting fees for 1995. In 1994 substantial legal and consulting fees were incurred for defending the Company in a certain legal action. The matter was resolved in 1995 with substantially lower costs being incurred in 1995.


DEPLETION, DEPRECIATION AND AMORTIZATION
----------------------------------------

The provision for depletion, depreciation and amortization increased by 36% for 1995. The increase is due to an increase in the average depletion rate for 1995 (see Note 1, of Notes to Financial Statements, Depletion, Depreciation and Amortization). Most of the increase in depletion is attributable to one oil and gas property.


OTHER INCOME
------------

Other income increased by approximately $142,000 for 1995 as compared with 1994. In 1995, the Company received a dividend of $114,000 for premiums paid by the Company for workers' compensation insurance for the period from October 1, 1989 through October 1, 1992. Most of the premiums paid were related to the Company's well servicing segment. The dividend payment was primarily the result of a favorable claims experience against premiums paid on this insurance policy. Other income for 1995 also included a gain of $33,000 on the sale of certain real property.

1994 vs. 1993
-------------

REVENUES
--------

Total revenues decreased by 16.5% for the year ended December 31, 1994. The decrease in revenues was due primarily to the suspension of well servicing operations in June of 1993. The decrease in well servicing revenues (there were no well servicing operations during 1994) was offset by an increase in oil and gas sales during 1994.

Oil and gas sales increased by 28.5% for the twelve months ended December 31, 1994 as compared with the same period in 1993. Average oil and gas prices increased by approximately forty cents per equivalent barrel for 1994. This generated a modest 3.5% increase in oil and gas revenues for 1994. The remaining 25% increase in oil and gas sales is due to higher crude oil production. The increase in crude oil production for 1994 is attributable to one of the Company's oil and gas leases in the Mountain View field, located in Kern County, California. Remedial work was done on two wells on this lease, the first well was worked on in September of 1992 and the second well was reworked in January of 1994. Both wells responded favorably to the remedial program and maintained favorable production levels throughout 1994.


OPERATING EXPENSES
------------------

Operating expenses decreased by 42.6% for 1994 as compared with 1993. The majority of this decline in operating expenses is due to the suspension of the well servicing segment in June of 1993. The costs of oil and gas production decreased by approximately 4% during 1994. The costs of crude oil production decreased by 29% or approximately $2.00 per equivalent barrel of crude oil. This was offset by a 25% increase in production costs due to the increase in crude oil production as noted above.


DEPLETION, DEPRECIATION, AMORTIZATION AND VALUATION ALLOWANCES
--------------------------------------------------------------

Valuation allowances for oil and gas properties, depletion and amortization of oil and gas properties and depreciation of property and other equipment decreased by approximately 24%, 19% and 9%, respectively, for a combined total of 52%. At December 31, 1993, the Company incurred a write-down of its oil and gas properties (see Note 1, of Notes to Financial Statements, Costs Incurred in Oil and Gas Properties), no write-downs of oil and gas properties were required at December 31, 1994. The depletion and amortization of oil and gas properties was lower for 1994 due primarily to a reduction in the average depletion rate (see Note 1, of Notes to Financial Statements, Depletion, Depreciation and Amortization). The average depletion rate for 1994 declined due primarily to an increase in proved developed reserves at December 31, 1994 (see Supplemental Information, Oil and Gas Producing Activities).

ITEM 8 - FINANCIAL STATEMENTS
-----------------------------

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 1995

                                                                     Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. . . . . . . . . . . . . .   16


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 1995 and 1994 . . . . . . . . . .   17-18
    Statements of operations - years ended
      December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . .   19
    Statements of shareholders' equity - years ended
      December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . .   20
    Statements of cash flows - years
      ended December 31, 1995, 1994 and 1993  . . . . . . . . . . .   21-22
    Notes to financial statements . . . . . . . . . . . . . . . . .   23

All schedules have been omitted because the required information is shown in the financial statements or notes thereto, the amounts involved are not significant, or they are not applicable.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


To the Shareholders and the Board of Directors of Pyramid Oil Company:


We have audited the accompanying balance sheets of Pyramid Oil Company (a California corporation) as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                  ARTHUR ANDERSEN LLP


Los Angeles, California
March 5, 1996

FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------


                                    ASSETS
                                    ------

                                                 December 31,
                                          ----------------------------
                                             1995              1994
                                         ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  452,348       $   469,009
   Trade accounts receivable
     (net of reserve for doubtful
     accounts of $4,000 in 1995
     and $18,544 in 1994)                   185,662           163,716
   Crude oil inventory                       76,376            83,000
   Prepaid expenses                          80,612            84,339
   Deferred income taxes                     75,954            88,785
                                          ---------        ----------
         Total current assets               870,952           888,849
                                          ---------        ----------

PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and
     equipment (successful
     efforts method)                      9,678,168         9,308,713
   Drilling and operating equipment       3,965,817         3,947,076
   Land, buildings and improvements         923,714         1,047,464
   Automotive, office and
     other property and equipment         1,099,492         1,028,049
                                         ----------        ----------
                                         15,667,191        15,331,302
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances           (13,175,439)      (12,753,570)
                                         ----------        ----------
                                          2,491,752         2,577,732
                                         ----------        ----------
OTHER ASSETS                                  4,715             4,715
                                         ----------        ----------
                                       $  3,367,419       $ 3,471,296
                                         ==========        ==========


The accompanying notes are an integral part of these balance sheets.


                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                 December 31,
                                          ----------------------------
                                              1995              1994
                                           ---------         ----------
CURRENT LIABILITIES:
   Accounts payable                     $    53,925        $   164,362
   Accrued professional fees                 28,000             36,050
   Accrued taxes, other than
     income taxes                            30,115             25,754
   Accrued payroll and related costs         29,684             29,283
   Accrued royalties payable                 66,658             63,734
   Accrued insurance                         23,804             29,343
   Current maturities of long-term debt      61,615             55,885
   Line of credit                            25,000                 --
                                          ---------         ----------
      Total current liabilities             318,801            404,411
                                          ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                 113,535            150,195
                                          ---------         ----------
DEFERRED INCOME AND OTHER TAXES             118,425            131,698
                                          ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,494,430 shares                   1,071,610          1,071,610
   Retained earnings                      1,745,048          1,713,382
                                         ----------         ----------
                                          2,816,658          2,784,992
                                         ----------         ----------

                                        $ 3,367,419        $ 3,471,296
                                         ==========         ==========

The accompanying notes are an integral part of these balance sheets.

                             PYRAMID OIL COMPANY

                           STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------


                                         Year ended December 31,
                                  --------------------------------------
                                     1995          1994          1993
                                  ----------    ----------    ----------
REVENUES:                        $ 1,628,341   $ 1,764,894   $ 2,113,125
                                  ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                 938,972       857,639     1,494,602
  General and administrative         325,314       428,674       413,899
  Taxes, other than income and
    payroll taxes                     57,473        62,306        61,416
  Provision for depletion,
    depreciation, amortization
    and valuation allowances         421,869       309,578       644,586
  Other costs and expenses            12,621        14,796        32,056
                                   ---------     ---------    ----------
                                   1,756,249     1,672,993     2,646,559
                                   ---------     ---------    ----------
OPERATING (LOSS) INCOME            ( 127,908)       91,901     ( 533,434)
                                   ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                     19,448         6,787         9,422
  Other income                       162,497        20,337        13,550
  Interest expense                (   21,205)   (   21,918)   (   24,854)
                                  ----------     ---------     ---------
                                     160,740         5,206    (    1,882)
                                  ----------     ---------     ---------
INCOME (LOSS) BEFORE INCOME
  TAX PROVISION                       32,832        97,107     ( 535,316)

  Income tax provision                 1,166         1,050           800
                                  ----------     ---------     ---------
NET INCOME (LOSS)                $    31,666   $    96,057   $ ( 536,116)
                                  ==========     =========     =========

INCOME (LOSS) PER COMMON SHARE   $       .01   $       .04   $      (.21)
                                  ==========     =========     =========
Weighted average number of
  common shares outstanding        2,494,430     2,494,430     2,494,430
                                  ==========     =========    ==========

The accompanying notes are an integral part of these statements.

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------


                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 1992      2,494,430       $1,071,610     $2,153,441

  Net loss                              --               --    (   536,116)
                                 ---------        ---------      ---------
Balances, December 31, 1993      2,494,430        1,071,610      1,617,325

  Net income                            --               --         96,057
                                 ---------        ---------      ---------
Balances, December 31, 1994      2,494,430        1,071,610      1,713,382

  Net income                            --               --         31,666
                                 ---------        ---------      ---------
Balances, December 31, 1995      2,494,430       $1,071,610    $ 1,745,048
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.

                            PYRAMID OIL COMPANY

                          STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------


                                         Year ended December 31,
                                     -------------------------------
                                        1995       1994        1993
                                     ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                  $  31,666   $ 96,057   $(536,116)
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
      Provision for depletion,
        depreciation, amortization
        and valuation allowances       421,869    309,578     644,586
      Gain on sale of property
        and equipment                  (36,250)   ( 4,312)    (   200)
      Changes in assets and
        liabilities:
      (Increase) decrease in trade
        accounts receivable            (21,946)   (53,629)    211,575
      Decrease (increase) in
        crude oil inventories            6,624    (18,980)     21,860
      Decrease (increase) in
          prepaid expenses               3,727    (18,827)     42,874
      (Decrease) increase in
         accounts payable and
         accrued liabilities          (116,340)   152,859    (219,992)
      Decrease in deferred taxes      (    442)   (12,521)         --
      Decrease in other assets             --          --       1,000
                                       -------    -------     -------
  Net cash provided by
    operating activities               288,908    450,225     165,587
                                       -------    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                (459,639)  (171,097)   (225,177)
  Proceeds from sale of
    property and equipment             160,000      9,250       1,600
                                       -------    -------     -------
  Net cash used in
    investing activities              (299,639)  (161,847)   (223,577)
                                       -------    -------     -------


The accompanying notes are an integral part of these statements.

                                PYRAMID OIL COMPANY

-----------------------------------------------------------------------------

                                         Year ended December 31,
                                      ------------------------------
                                         1995      1994        1993
                                       -------    -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on line
    of credit                         (100,000)  ( 52,000)   ( 55,000)
  Proceeds from line of credit         125,000     52,000      55,000
  Principal payments on long-term
    debt                              ( 61,908)  ( 60,527)   (117,339)
  Proceeds from borrowings of
    long-term debt                      30,978         --      45,372
                                       -------    -------     -------
  Net cash used in
    financing activities              (  5,930)  ( 60,527)   ( 71,967)
                                       -------    -------     -------
Net (decrease) increase in cash
  and cash equivalents                ( 16,661)   227,851    (129,957)

Cash and cash equivalents at
  beginning of year                    469,009    241,158     371,115
                                       -------    -------     -------
Cash and cash equivalents at
  end of year                        $ 452,348  $ 469,009   $ 241,158
                                       =======    =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                       $  21,205  $  21,918   $  24,854
                                       =======    =======     =======
Cash paid during the year
  for income taxes                   $   1,166  $   7,071   $     800
                                       =======    =======     =======

The accompanying notes are an integral part of these statements.

                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995
----------------------------------------------------------------------------

1.  Significant Accounting Policies
    -------------------------------

    Nature of Operations
    --------------------

    Pyramid Oil Company (the Company), a California Corporation, has been in the oil and gas business continuously since it was incorporated on October 9, 1909. The Company is in the business of exploration, development and production of crude oil and natural gas. The Company operated and has interests in 22 oil and gas leases in Kern and Santa Barbara Counties in the State of California. The Company also owns oil and gas interests in Wyoming and New York that it does not operate. The Company grants short-term credit to its customers and generally receives payment within 30 days.

    In prior years, certain segment disclosures were presented related to the Company's well service division. Due to the insignificant nature of the operations and assets of the well service division, the oil and gas and well service divisions have been combined for all periods presented.

    Pervasiveness of Estimates
    --------------------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


    Costs Incurred in Oil and Gas Producing Activities
    --------------------------------------------------

    The Company has adopted the "successful efforts" method of accounting for its oil and gas exploration and development activities, as set forth in the Statement of Financial Accounting Standards No. 19, as amended, issued by the Financial Accounting Standards Board.

    The Company initially capitalizes expenditures for oil and gas property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped oil and gas properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful oil and gas properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred.

    The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful. The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful. If the wells are successful, the costs of the wells remain capitalized. If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1995
 ----------------------------------------------------------------------------

    of any salvage value, are charged to operations in the period the wells are determined to be unsuccessful.

    The costs of proved oil and gas properties and equipment are assessed on a composite entity basis to determine if such costs exceed discounted and undiscounted future net revenues, valued at current or contract prices, less costs of production and future development costs. Excess costs over undiscounted future net revenues are written off and charged to operations as a write-down of oil and gas properties and equipment ($162,066 in 1993, and no write-downs in 1994 and 1995).


    Depletion, Depreciation, and Amortization
    -----------------------------------------

    Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 1995, 1994 and 1993 were $3.11, $1.67 and $2.82, respectively.

    Drilling and operating equipment, buildings, automotive, office and other property and equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives or the applicable lease terms (range of 3 to 19 years). Any permanent impairment of the carrying value of property and equipment is provided for at the time such impairments become known. Substantially all depreciation of drilling and operating equipment, which includes well service rigs, has been halted due to the suspension of the well servicing division, however, management believes the related assets are stated at a realizable value.

    Maintenance and Repairs
    -----------------------

    Maintenance, repairs and replacement expenditures are charged to operations as incurred, while major renewals and betterments are capitalized and depreciated over their useful lives.

    Retirement or Disposal of Properties and Equipment
    --------------------------------------------------

    Costs and accumulated depletion, depreciation, amortization and valuation allowances of property and equipment retired, abandoned, or otherwise disposed of are removed from the accounts upon disposal, and any resulting gain or loss is included in operations in the year of disposition. However, upon disposal of a portion of an oil and gas property, any proceeds received are treated as a recovery of cost and no gain or loss is recognized in the year of disposition.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 1995
------------------------------------------------------------------------------

    Cash Flows
    ----------

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, time deposits, commercial paper and demand deposit accounts. These types of short-term investments have original maturities of three months or less.

    Reclassification
    ----------------

    Certain prior period amounts have been reclassified to conform with the current year presentation.

    Income Taxes
    ------------

    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.


2.  Liquidity and Financial Position
    --------------------------------

    As shown in the accompanying financial statements, the Company incurred a net profit for the years ended December 31, 1995 and 1994 and a net operating loss for the year ended December 31, 1993. In response to the operating loss for 1993, management decreased the Company's scope of operations. Certain oil and gas leases which produce significant negative cash flows were not maintained. Cost reductions in all areas of operations have continued into 1995. Management has and intends to continue to examine various alternatives for increasing cash flow including, among other things, participation with industry and/or private partners and specific rework of existing properties to enhance production. The Company suspended its well servicing operations in 1993 in order to conserve capital resources.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1995
------------------------------------------------------------------------------

3.  Long-Term Debt and Line of Credit
    ---------------------------------

Long-term debt at December 31, 1995 and 1994, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       1995         1994
                                                     ---------    ---------
  Note payable to a bank, secured by a deed
    of trust on the corporate office, payable
    in monthly installments of $1,467 principal,
    with interest at the prime rate (8.5% at
    December 31, 1995) plus 1.25%, payments
    continuing through December 2001, with
    the remaining principal and interest due
    in January 2002.                                 $107,031     $124,635

  Note payable to the Company's major shareholder,
    secured by a deed of trust on the Miller
    property, payable in monthly installments of
    $2,640 principal and interest, with interest
    at 9.75%, payments continuing through
    October 1996.                                      22,827       50,790

  Line of credit                                       25,000           --

  Other                                                45,292       30,655
                                                      -------      -------
                                                      200,150      206,080
  Less - current maturities                          ( 86,615)    ( 55,885)
                                                      -------      -------
                                                     $113,535     $150,195
                                                      =======      =======

At December 31, 1995 approximately $577,000 of gross property and equipment was pledged as collateral to secure $175,000 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 1996           $  86,615
                                     1997              37,409
                                     1998              21,907
                                     1999              17,604
                                     2000              17,604
                               Thereafter              19,011
                                                      -------
                                                    $ 200,150
                                                      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1995
-----------------------------------------------------------------------------

At December 31, 1995, the Company had an unsecured line of credit with a bank, under which the Company can borrow up to $100,000 through March 31, 1996, of which $25,000 was borrowed at year end. On January 10, 1996 the company placed its line of credit with a different bank. Under the new unsecured line of credit, the Company can borrow up to $100,000 through December 25, 1996. Any amounts borrowed under the new line of credit are due on demand or December 26, 1996. Interest on any borrowings is accrued at the bank's base rate plus
0.50 percentage points.  The bank's base rate was 9.0% at December 31, 1995.

4.   Income Taxes
     ------------

   Income tax provision consists of the following:

                                         Year Ended December 31,
                                   -----------------------------------
                                    1995           1994          1993
                                   -------        -------       ------
   Federal income taxes:
     Current                     $      --       $     --      $     --
     Deferred                           --             --            --
                                   -------        -------       -------
                                        --             --            --
                                   -------        -------       -------
   State income taxes:
     Current                         1,166          1,050           800
     Deferred                           --             --            --
                                   -------        -------       -------
                                     1,166          1,050           800
                                   -------        -------       -------
   Income tax provision           $  1,166       $  1,050      $    800
                                   =======        =======       =======

Differences exist between certain accounting policies and related provisions included in federal income tax statutes. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income (losses) is set forth in the following reconciliation:

                                              Year Ended December 31,
                                        -----------------------------------
                                          1995         1994          1993
                                        --------     --------      --------
                                                                  <C.
   Federal income tax expense
     (benefit) at statutory rate       $  11,163    $  33,016     $(182,007)
   Net operating loss carryover          (11,577)     (35,065)      181,929
   Other                                   1,580        3,099           878
                                        --------     --------      --------
   Income tax provision                $   1,166    $   1,050     $     800
                                        ========     ========      ========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1995
-----------------------------------------------------------------------------

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   1995          1994          1993
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     75,954   $    88,785   $   115,564
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    75,954        88,785       115,564
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   3,108,971     2,893,893     3,875,383
  Gross liabilities             (  427,037)   (  417,888)   (  421,831)
  Valuation allowance           (2,800,359)   (2,607,703)   (3,624,550)
                                ----------     ---------     ---------
                                (  118,425)   (  131,698)   (  170,998)
                                ----------     ---------     ---------
                               $(   42,471)  $(   42,913)  $(   55,434)
                                ==========     =========     =========


The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:


                                             December 31,
                               ---------------------------------------
                                   1995          1994          1993
                               -----------   -----------   -----------
    Accounts receivable        $     1,600    $    7,778   $    18,074
    Inventory                       55,200        55,200        59,754
    Property and equipment      (  427,037)    ( 417,888)   (  421,831)
    Net operating loss
      carryforwards              1,386,580     1,242,360     2,282,343
    Investment tax credits         163,000       163,000       163,000
    Statutory depletion
      carryover                  1,559,391     1,488,533     1,430,040
    Accrued liabilities             19,154        25,807        37,736
    Valuation allowance         (2,800,359)   (2,607,703)   (3,624,550)
                                ----------     ---------     ---------
                               $(   42,471)  $(   42,913)  $(   55,434)
                                ==========     =========     =========

At December 31, 1995, a valuation allowance has been provided against a significant portion of the deferred tax assets generated by net operating loss carryforwards, investment tax credits and the statutory depletion carryover due to the uncertainty of their future utilization.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1995
-----------------------------------------------------------------------------

The Company has federal income tax return net operating loss carryforwards of approximately $3,675,000, which expire, to the extent not used, starting in 2001. For California tax return purposes, as of December 31, 1995, the Company has unused net operating loss carryforwards of approximately $1,473,000, which expire each year through 2000.

At December 31, 1995, the Company has, for federal income tax return purposes, a statutory depletion carryover of approximately $4,586,000, which currently has no expiration date.

As of December 31, 1995, the Company has an investment tax credit carryforward of approximately $163,000 available to reduce future taxes payable for financial reporting and federal income tax purposes. The investment tax credit, to the extent not used, will expire in varying amounts from 1997 through 2000.


5. Related-Party Transaction
   -------------------------

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The interest acquired by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $140,000, $140,000 and $146,000 in 1995, 1994 and 1993, respectively.


6. Fourth Quarter Results (Unaudited)
   ---------------------------------

During the fourth quarter of 1995 and 1994, the Company adjusted the provision for depletion, depreciation and amortization to reflect the adjustment made to the Company's oil and gas reserves by independent consultants. The effect of these adjustments was to increase net income by approximately $235,000 in 1994 and decrease net income by $72,000 in 1995. In the fourth quarter of 1993, the Company wrote-down its oil and gas properties by approximately $162,000.


7. Commitments and Contingencies
   -----------------------------

Pursuant to a specific oil and gas lease in the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease.
If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this lease. The Company's commitment to drill a well in 1992 was waived by the lessors until the completion of the natural gas pipeline and gathering system in the Carneros Creek field.
The Company drilled a new well on this lease in the fourth quarter of 1993. The Company secured a waiver of its commitment to drill a well on this property in 1994. The Company drilled and completed a new well on this property in the second quarter of 1995.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1995
-----------------------------------------------------------------------------

Failure to drill the necessary well(s) in future years will result in relinquishment of the Company's interest in this specific Carneros Creek field lease. Sales from this lease in 1995, 1994 and 1993 were approximately $362,000, $332,000 and $348,000, respectively. Operating costs related to this lease in 1995, 1994 and 1993 were approximately $127,000, $103,000 and $83,000, respectively.

The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing one well on this lease in 1993 was approximately $174,000 and $312,000 in 1995. The price of oil on this specific Carneros Creek field lease was $16.50 at December 31, 1995 and $17.70 at March 5, 1996.

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

The Company is subject to certain litigation within the normal course of business. In management's opinion, the resolution of such litigation would not have a material adverse effect upon the financial position of the Company, although the resolution in any reporting period of such litigation could have a material impact on Pyramid's results of operations for that period.


8.  New Accounting Standard
    -----------------------

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should ne measured for long-lived assets to be held and used and for long-lived assets to be disposed of. The Company is required to adopt the Statement on January 1, 1996. Management believes adoption of the Statement will not have a material adverse impact on the Company's financial position or results of operations.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 1995
-----------------------------------------------------------------------------
Statement of Financial Accounting Standards No. 19 (SFAS No. 19), "Financial Accounting and Reporting by Oil and Gas Producing Companies", as amended, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas. This information, presented here, is intended to enable the reader to better evaluate the operations of the Company. All of the Company's oil and gas reserves are located in the United States.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 1995, 1994 and 1993 were as follows:

                                      1995         1994         1993
                                   ----------   ----------   ----------
Proved properties                 $ 9,488,900  $ 9,119,400  $ 8,950,300
Unproved properties
  being amortized                     189,300      189,300      189,300
Unproved properties
  not being amortized                      --           --           --
Accumulated depletion,
  depreciation, amortization
  and valuation allowances         (8,612,500)  (8,271,600)  (8,057,400)
                                    ---------    ---------    ---------
                                  $ 1,065,700  $ 1,037,100  $ 1,082,200
                                    =========    =========    =========

The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  1995            1994           1993
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved reserves:
  Beginning of year            502     186     398     162     395    203
  Revisions of previous
    estimates                   54      22     203      43      77    (17)
  Extensions, discoveries
    and other additions         22      20      23      16      22     15
  Production                  (104)    (37)   (122)    (35)   ( 96)   (39)
                              ----    ----    ----    ----    ----   ----
  End of year                  474     191     502     186     398    162
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            479     170     375     148     372    188
                              ====    ====    ====    ====    ====   ====
  End of year                  451     171     479     170     375    148
                              ====    ====    ====    ====    ====   ====

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1995
-----------------------------------------------------------------------------

The foregoing estimates have been prepared by the Company from data prepared by an independent consulting engineer in respect to certain producing properties. Revisions in previous estimates as set forth above resulted from analysis of new information, as well as from additional production experience or from a change in economic factors.

The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  1995          1994          1993
                               ----------    ----------    ----------
Proved developed reserves
  (Present value before
   income taxes)               $2,155,000    $2,262,000    $  933,000
                                =========     =========     =========


SFAS No. 69, "Disclosures About Oil and Gas Producing Activities", requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

In addition to the foregoing disclosures, SFAS No. 69 established a "Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves".

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                       1995          1994          1993
                                      -------       -------       -------
Property acquisition costs           $  2,000      $  2,500      $  3,000
Exploration costs                          --            --            --
Development costs                     369,500       170,200       174,300


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 1995
---------------------------------------------------------------------------

The results of operations for oil and gas producing activities for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                     1995          1994          1993
                                  ----------    ----------    ----------
Sales                            $ 1,628,300   $ 1,764,900   $ 1,373,500
Production costs                     988,000       912,100       941,200
Exploration costs                         --            --            --
Depletion, depreciation,
  amortization and
  valuation allowances               340,900       214,200       451,400
                                   ---------     ---------     ---------
                                     299,400       638,600     (  19,100)
Income tax provision                   1,200         1,100           800
                                   ---------     ---------     ---------
Results of operations from
  production activities          $   298,200   $   637,500   $ (  19,900)
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                     1995          1994          1993
                                  ----------    ----------    ----------
Future cash inflows              $ 7,579,000   $ 7,561,000   $ 4,306,000
Future development and
  production costs                 4,665,000     4,548,000     3,051,000
Future income tax expense             12,000        12,000        12,000
                                  ----------    ----------    ----------
Future net cash flow               2,902,000     3,001,000     1,243,000
10% annual discount                  626,000       645,000       286,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 2,276,000   $ 2,356,000   $   957,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1995
-----------------------------------------------------------------------------

The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 1995, 1994 and 1993 were as follows:

                                     1995          1994          1993
                                  ----------    ----------    ----------
Extensions                       $   122,000   $   118,000   $    62,000
Revisions of previous estimates
  Price changes                     ( 40,000)    1,025,000      (651,000)
  Quantity estimate                  273,000       954,000       194,000
Other, net                          (158,000)     ( 34,000)     ( 96,000)
Development costs incurred           370,000       170,000       174,000
Changes in estimated future
  development costs                 (243,000)     ( 78,000)     ( 74,000)
Sales of oil and gas, net of
  production costs                  (640,000)     (853,000)     (432,000)
Accretion of discount                236,000        97,000       163,000
                                  ----------    ----------    ----------
                                    ( 80,000)    1,399,000      (660,000)
Net change in income taxes                --            --            --
                                  ----------    ----------    ----------
Net increase (decrease)           $ ( 80,000)  $ 1,399,000   $  (660,000)
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1995
------------------------------------------------------------------------------

Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying the year-end effective tax rate to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission. Because of the unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes being largely influenced and controlled by United States and foreign governmental actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not represent management's assessment of future profitability or future cash flows of the Company.

It should be recognized that applying current costs and prices and a ten percent standard discount rate allows for comparability but does not convey absolute value. The discounted amounts arrived at are only one measure of financial quantification of proved reserves.

The change in the standardized measure of discounted future net cash flows decreased by $80,000 at December 31, 1995.

The increase of $1,399,000 in the Company's standardized measure of future net cash flows for the year ended December 31, 1994 is due primarily to revisions of previous estimates, both price changes and quantity estimates for a total of $1,979,000. The changes in crude oil prices at the end of each year has a significant impact on the valuation of the Company's reserves and discounted future net cash flows. Higher crude oil prices at the end of 1994 and lower production costs for 1994 created the increases previously described above.

The principal component of the Company's net decrease in the standardized measure of discounted future net cash flows for the year ended December 31, 1993 of $660,000 were revisions of previous estimates due to price changes. Because of the continuing volatility in crude oil prices, the discounted future net cash flows decreased by $651,000 due to a decrease in crude oil prices for 1993.

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  QUARTERLY RESULTS
-----------------------------------------------------------------------------

                                        1995         1994
                                    ----------    ----------
    REVENUES:

      Quarter Ended:

          March 31                  $   398,678   $   309,990
          June 30                       399,706       481,892
          September 30                  417,430       527,453
          December 31                   412,527       445,559
                                     ----------    ----------
                                    $ 1,628,341   $ 1,764,894
                                     ==========    ==========

    NET INCOME (LOSS):

      Quarter Ended:

          March 31                  $    61,769   $(  175,592)
          June 30                        23,802    (    3,460)
          September 30               (   59,105)       68,490
          December 31 (a)                 5,200       206,619
                                     ----------    ----------
                                    $    31,666   $    96,057
                                     ==========    ==========

    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:

          March 31                  $       .02   $      (.07)
          June 30                           .01           .00
          September 30                     (.02)          .03
          December 31 (a)                   .00           .08
                                     ----------    ----------
                                    $       .01   $       .04
                                     ==========    ==========

(a) Adjustments to depletion, depreciation, amortization and valuation allowances made by the Company are recorded in the fourth quarter amounts (see
Note 7 of Notes to Financial Statements included in Item 8 of this Form 10-KSB). The adjustments were required due to changes in estimates of oil and gas reserves by independent consultants.

                                 PYRAMID OIL COMPANY
                                CORPORATE INFORMATION



Board of Directors....J. Ben Hathaway, President, Pyramid Oil Company
                      John H. Alexander, Vice President, Pyramid Oil Company
                      H. Tom Hunnewell, Independent Oil Producer
                      Jack W. Wood, President, Labar-Ensign, Inc.
                      Otto Hackel, Independent Oil Producer and Geologist

Officers..............J. Ben Hathaway, President and Chairman of the Board
                      John H. Alexander, Vice President
                      Lee G. Christianson, Secretary-Treasurer

Accountants and
Business Advisors.....Arthur Andersen LLP - Los Angeles, California

Transfer Agent
and Registrar.........U.S. Stock Transfer Corp.
                      1745 Gardena Avenue, Suite 200
                      Glendale, California  91204

Corporate Offices.....2008 21st Street
                      Bakersfield, California  93302

District Offices......Taft, California
                      Bakersfield, California

Legal Counsel.........Troy & Gould - Los Angeles, California
                      Philip W. Ganong - Bakersfield, California
                      Young Wooldridge - Bakersfield, California

Investor
Information...........Availability of Form 10-KSB:  The Annual Report of
                      Pyramid Oil Company on Form 10-KSB, as filed with the Securities and Exchange Commission, is available to any stockholder upon request without charge. Please address all such requests to:

                             Corporate Secretary
                             Pyramid Oil Company
                             P.O. Box 832
                             Bakersfield, California  93302

                      COMMON STOCK: The Company's common stock is traded on the Over-The-Counter Bulletin Board market using symbol PYOL.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

                         NONE


                                  PART III



ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
            -------------------------------------------------


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Items 10, 11 and 12 are omitted from this report since within 120 days of December 31, 1995, Pyramid will file with the Commission a definitive proxy statement, pursuant to Regulation 14A.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information in Note 6 of Notes to Financial Statements included in Item 8 of this Form 10-KSB is incorporated herein by reference.

The Company has a note payable to it's major shareholder, secured by a deed of trust on the Miller property, payable in monthly installments of $2,640 principal and interest, with interest at 9.75%, payments commencing in November 1991 and continuing through October 1996 (see Note 3 of Notes to Financial Statements).

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest acquired by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $140,000 in 1995, $140,000 in 1994 and $146,000 in 1993.

                                   PART IV


ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  1.  Financial Statements
         --------------------

         These documents are listed and included in Part II, Item 8 of this report:

            Report of Independent Public Accountants
            Balance Sheets at December 31, 1995 and 1994.
            Statements of Operations for the three years in the period ended December 31, 1995.
            Statements of Shareholders' Equity for the three
              years in the period ended December 31, 1995.
            Statements of Cash Flows for the three
              years in the period ended December 31, 1995.
            Notes to Financial Statements.


(a)  3.  Exhibit
         -------
         3.1      Registrant's Articles of Incorporation (1)
         3.2      Registrant's By Laws (1)
         3.2.1    Registrant's Amendment to the By Laws (2)
        10.1      Agreement and Plan of Reorganization and Corporate
                    Separation, dated January 1, 1987. (3)
        16.1      Letter regarding the change in Registrant's certified
                    accountant. (4)
        27        Financial Data Schedule

(1) Incorporated by reference from Exhibit 18-1 and 18-2, respectively, to the Registrant's 1971 Form 10.
(2) Incorporated by reference from the Registrant's August 25, 1986 Proxy Statement.
(3) Incorporated by reference from Exhibit 1 of the Registrant's August 25, 1986 Proxy Statement.
(4) Incorporated by reference from Exhibit 1 of the Registrant's June 4, 1987 Form 8-K.

(b) Reports on Form 8-K
    -------------------

      No reports on Form 8-K were filed during the fourth quarter of 1995.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 22, 1996                         By:    J. BEN HATHAWAY
                                           -----------------------
                                              J. Ben Hathaway
                                             Director/President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.


     J. BEN HATHAWAY          Director/President            March 22, 1996
---------------------------
     J. Ben Hathaway



    JOHN H. ALEXANDER         Director/Vice President       March 22, 1996
---------------------------
    John H. Alexander



       OTTO HACKEL            Director                      March 22, 1996
---------------------------
       Otto Hackel


                              Director                      March 22, 1996
---------------------------
     H. Tom Hunnewell


                              Director                      March 22, 1996
---------------------------
       Jack W. Wood



   LEE G. CHRISTIANSON       Corporate Secretary/           March 22, 1996
---------------------------  Principal Accounting Officer
   Lee G. Christianson