Form 10KSB/A
period 1995-12-31
PYRAMID OIL CO
filed 1996-04-01
CIK 81318

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

                               PART IV

Item 14.    Exhibits and Reports on Form 8-K .  . .  . .         39

                                   PART I
                                   ------
ITEM 1 - BUSINESS
- -----------------

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

Exploration and Development
- ---------------------------

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

Oil and Gas Production Operations
- ---------------------------------

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

Well Servicing Operations
- -------------------------

Effective June 1, 1993 operations of the Company's well servicing segment were suspended. This segment provided contract drilling services, completion services and maintenance and remedial services on oil and gas wells. Management is continuing to review the future potential of the well service division. Management believes the assets are stated at a realizable value.

Marketing of Crude Oil and Natural Gas
- --------------------------------------

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

TAXATION
- --------

The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company.

ENVIRONMENTAL
- -------------

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


ITEM 2 - PROPERTIES
- -------------------

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

    County of Kern
         Mullaney yard                         20 acres
         Grazing land                         160 acres
         Miller property                      112 acres
         Ranton property                       80 acres

    City of Bakersfield                         3 lots


ITEM 3 - LEGAL PROCEEDINGS
- --------------------------

Pyramid is not party to any proceedings or actions which management believes might have a material effect upon its financial position or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
- ----------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                  PART II
                                  -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON SHARES AND
- ------------------------------------------------------
         RELATED SECURITY HOLDER MATTERS
         -------------------------------

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

ITEM 6 - SELECTED FINANCIAL DATA
- --------------------------------

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
- -----------
Total assets  $3,367,419  $3,471,296  $3,322,207  $4,034,718   $4,561,330

Long-term
  debt        $  113,535    $150,195    $206,080    $226,686     $300,735




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


IMPACT OF CHANGING PRICES
- -------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

The Company's business plan, implemented to deal with the unstable crude oil market, has been to concentrate its efforts and resources on maintaining oil and gas production on existing properties and deferring certain developmental and exploration activities until crude oil prices improve. Drilling obligations on specific properties have been renegotiated with the property owners to link the level of future drilling activities to the price of crude oil (see Note 7 of Notes to Financial Statements included in Item 8 of this Form 10-KSB). This has enabled the Company to preserve its position on certain developmental properties during the periods of low oil prices and to conserve its capital.

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


FORWARD LOOKING INFORMATION
- ---------------------------

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS
- --------------------------------------------------------

1995 vs. 1994
- -------------

REVENUES
- --------

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


OPERATING EXPENSES
- ------------------

Operating expenses increased by 9.5% for the twelve months ended December 31, 1995, which is an increase of approximately $1.80 per equivalent barrel of crude oil produced in 1995. Operating expenses were higher due to remedial well workovers, higher general maintenance costs and higher liability insurance premiums.


GENERAL AND ADMINISTRATIVE
- --------------------------

General and administrative expenses decreased by 24% for 1995. This is due to lower legal and consulting fees for 1995. In 1994 substantial legal and consulting fees were incurred for defending the Company in a certain legal action. The matter was resolved in 1995 with substantially lower costs being incurred in 1995.


DEPLETION, DEPRECIATION AND AMORTIZATION
- ----------------------------------------

The provision for depletion, depreciation and amortization increased by 36% for 1995. The increase is due to an increase in the average depletion rate for 1995 (see Note 1, of Notes to Financial Statements, Depletion, Depreciation and Amortization). Most of the increase in depletion is attributable to one oil and gas property.


OTHER INCOME
- ------------

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

1994 vs. 1993
- -------------

REVENUES
- --------

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


OPERATING EXPENSES
- ------------------

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


DEPLETION, DEPRECIATION, AMORTIZATION AND VALUATION ALLOWANCES
- --------------------------------------------------------------

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

ITEM 8 - FINANCIAL STATEMENTS
- -----------------------------

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


                                  ARTHUR ANDERSEN LLP


Los Angeles, California
March 5, 1996

FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
- -----------------------------------------------------------------------------


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


                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
- -----------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                 December 31,
                                          ----------------------------
                                              1995              1994
                                           ---------         ----------
CURRENT LIABILITIES:
   Accounts payable                     $    53,925        $   164,362
   Accrued professional fees                 28,000             36,050
   Accrued taxes, other than
     income taxes                            30,115             25,754
   Accrued payroll and related costs         29,684             29,283
   Accrued royalties payable                 66,658             63,734
   Accrued insurance                         23,804             29,343
   Current maturities of long-term debt      61,615             55,885
   Line of credit                            25,000                 --
                                          ---------         ----------
      Total current liabilities             318,801            404,411
                                          ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                 113,535            150,195
                                          ---------         ----------
DEFERRED INCOME AND OTHER TAXES             118,425            131,698
                                          ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 7)

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

                             PYRAMID OIL COMPANY

                           STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------


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

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY
- -----------------------------------------------------------------------------


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

                            PYRAMID OIL COMPANY

                          STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------


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

                                PYRAMID OIL COMPANY

- -----------------------------------------------------------------------------

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

                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995
- ----------------------------------------------------------------------------

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 1995
- ------------------------------------------------------------------------------

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1995
- ------------------------------------------------------------------------------

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
                                                      -------
                                                    $ 200,150
                                                      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1995
- -----------------------------------------------------------------------------

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
                                        ========     ========      ========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1995
- -----------------------------------------------------------------------------

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1995
- -----------------------------------------------------------------------------

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1995
- -----------------------------------------------------------------------------

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

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 1995
- -----------------------------------------------------------------------------
Statement of Financial Accounting Standards No. 19 (SFAS No. 19), "Financial Accounting and Reporting by Oil and Gas Producing Companies", as amended, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas. This information, presented here, is intended to enable the reader to better evaluate the operations of the Company. All of the Company's oil and gas reserves are located in the United States.

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
                              ====    ====    ====    ====    ====   ====

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1995
- -----------------------------------------------------------------------------

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


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 1995
- ---------------------------------------------------------------------------

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
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1995
- -----------------------------------------------------------------------------

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
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1995
- ------------------------------------------------------------------------------

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

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  QUARTERLY RESULTS
- -----------------------------------------------------------------------------

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
                                     ==========    ==========

(a) Adjustments to depletion, depreciation, amortization and valuation allowances made by the Company are recorded in the fourth quarter amounts (see
Note 6 of Notes to Financial Statements included in Item 8 of this Form 10-KSB). The adjustments were required due to changes in estimates of oil and gas reserves by independent consultants.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
- ------------------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

                         NONE


                                  PART III



ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
- -----------------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
            -------------------------------------------------


ITEM 11 - EXECUTIVE COMPENSATION
- --------------------------------


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

Items 10, 11 and 12 are omitted from this report since within 120 days of December 31, 1995, Pyramid will file with the Commission a definitive proxy statement, pursuant to Regulation 14A.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

The information in Note 5 of Notes to Financial Statements included in Item 8 of this Form 10-KSB is incorporated herein by reference.

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


ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

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


     J. BEN HATHAWAY          Director/President            March 22, 1996
- ---------------------------
     J. Ben Hathaway



    JOHN H. ALEXANDER         Director/Vice President       March 22, 1996
- ---------------------------
    John H. Alexander



       OTTO HACKEL            Director                      March 22, 1996
- ---------------------------
       Otto Hackel


                              Director                      March 22, 1996
- ---------------------------
     H. Tom Hunnewell


                              Director                      March 22, 1996
- ---------------------------
       Jack W. Wood



   LEE G. CHRISTIANSON       Corporate Secretary/           March 22, 1996
- ---------------------------  Principal Accounting Officer
   Lee G. Christianson