Form 10QSB
period 1996-03-31
PYRAMID OIL CO
filed 1996-05-13
CIK 81318

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

 / / For the quarterly period ended March 31, 1996

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                    2,494,430
                (Class)                      (Outstanding at March 31, 1996)
- -------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 1996           1995
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $465,762       $452,348
  Trade accounts receivable                      220,090        185,662
  Crude oil inventory                             76,376         76,376
  Prepaid expenses                                69,656         80,612
  Deferred income taxes                           72,612         75,954
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    904,496        870,952
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)                9,682,568      9,678,168
  Drilling and operating equipment             3,965,817      3,965,817
  Land, buildings and improvements               923,714        923,714
  Automotive, office and other
    property and equipment                     1,105,044      1,099,492
                                             ------------   ------------
                                              15,677,143     15,667,191
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,261,839)   (13,175,439)
                                             ------------   ------------
                                               2,415,304      2,491,752
                                             ------------   ------------

OTHER ASSETS                                       4,715          4,715
                                             ------------   ------------
                                              $3,324,515     $3,367,419
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 1996           1995
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 55,786       $ 53,925
  Accrued professional fees                       20,465         28,000
  Accrued taxes, other than income taxes          30,115         30,115
  Accrued payroll and related costs               28,551         29,684
  Accrued royalties payable                       72,290         66,658
  Accrued insurance                               24,116         23,804
  Current maturities of long-term debt            61,883         61,615
  Line of credit                                  40,000         25,000
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               333,206        318,801
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities        111,494        113,535
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  115,083        118,425
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,693,122      1,745,048
                                             ------------   ------------
                                               2,764,732      2,816,658
                                             ------------   ------------
                                              $3,324,515     $3,367,419
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             Three months ended March 31,
                                             ---------------------------
                                                 1996           1995
                                             ------------   ------------
  REVENUES                                      $417,656       $398,678
                                             ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                           259,773        196,745
    General and administrative                    93,538         75,405
    Taxes, other than income
        and payroll taxes                         19,289         16,170
    Provision for depletion,
        depreciation and amortization            101,520         86,779
    Other costs and expenses                       1,757          1,398
                                             ------------   ------------
                                                 475,877        376,497
                                             ------------   ------------
  OPERATING (LOSS) INCOME                        (58,221)        22,181
                                             ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                6,043          4,580
    Other income                                   5,050         39,627
    Interest expense                              (4,450)        (4,619)
                                             ------------   ------------
                                                   6,643         39,588
                                             ------------   ------------
  (LOSS)INCOME BEFORE
     INCOME TAX PROVISION                        (51,578)        61,769
   Income tax provision                              348              0
                                             ------------   ------------
  NET (LOSS) INCOME                             $(51,926)      $ 61,769
                                             ============   ============

  (LOSS) INCOME PER COMMON SHARE                  ($0.02)         $0.02
                                             ============   ============
  Weighted average number of
    common shares outstanding                  2,494,430      2,494,430
                                             ============   ============

                  See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                             Three months ended March 31,
                                             ---------------------------
                                                 1996           1995
                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                            $( 51,926)      $ 61,769
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Provision for depletion,
        depreciation and amortization            101,520         86,779
      (Gain) on sale of fixed assets              (2,500)       (36,250)
      Changes in assets and liabilities:
        Increase in trade accounts
          receivable                             (34,428)        (5,151)
        Decrease in prepaid expenses              10,956         14,255
        Decrease in accounts payable
           and accrued liabilities                  (863)       (92,118)
        Decrease in deferred taxes                    --           (442)
                                             ------------   ------------
    Net cash provided by
      operating activities                        22,759         28,842
                                             ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (25,072)       (56,206)
  Proceeds from sale of property
    and equipment                                  2,500        160,000
                                             ------------   ------------
    Net cash (used in) provided by
      investing activities                       (22,572)       103,794
                                             ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                    15,000             --
  Proceeds from new borrowings                    15,650             --
  Principal payments on long-term debt           (17,423)       (13,670)
                                             ------------   ------------
    Net cash provided by (used in)
      financing activities                        13,227        (13,670)
                                             ------------   ------------
    Net increase in cash
      and cash equivalents                        13,414        118,966

    Cash and cash equivalents
      at beginning of period                     452,348        469,009
                                             ------------   ------------
    Cash and cash equivalents
      at end of period                          $465,762       $587,975
                                             ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the three months
    for interest                                  $4,450         $4,619
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                       PYRAMID OIL COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1996
                           (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements include the accounts of Pyramid Oil Company (the Company). Such financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

A summary of the Company's significant accounting policies is contained in its December 31, 1995 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 1995 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments (consisting of normal recurring accruals and the elimination of inter-division transactions) necessary to present fairly the Company's financial position as of March 31, 1996 and the results of its operations and its cash flows for the three month periods ended March 31, 1996 and 1995. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 1996 and 1995.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease in the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this lease. The price of oil on this lease was approximately $19.20 per barrel at May 13, 1996. Failure to drill the necessary well(s) will result in relinquishment of future drilling acreage on this specific lease. The Company drilled and completed a well on this lease in the second quarter of 1995. The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing the one well on this lease in 1995 was approximately $312,000.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


                    IMPACT OF CHANGING PRICES

The Company's revenue is connected directly to crude oil prices posted by major oil companies. Average crude oil prices for the first quarter of 1996 increased by approximately $1.65 per equivalent barrel over first quarter 1995 crude prices. Crude oil prices have been very volatile during the first quarter of 1996. During the first quarter of 1996, the Company experienced
twelve separate price changes.   For the same period of 1995 the Company had
three price changes. At the end of the first quarter of 1996, crude oil prices had increased by approximately $3.80 over December 31, 1995 price levels. The Company cannot predict the future course of crude oil prices for the foreseeable future.

                 LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $13,414 for the three months ended March 31, 1996. Capital spending for the first quarter of 1995 decreased cash by $25,072. Net cash provided by operating activities was $22,759 for the three months ended March 31, 1996. A net in long-term debt of $13,227 provided additional funds for capital expenditures during the three months ended March 31, 1996. See the Statements of Cash Flows for additional detailed information.

Crude oil prices during the first quarter of 1996 and continuing into the second quarter of 1996 continue to be favorable. However, over the last ten years, crude oil prices have fluctuated dramatically, thus the Company has continued with its approach of focusing on its most profitable properties to optimize the Company's resources. Cost reductions and consolidations in all areas of operations have been maintained in an effort to offset the decline in revenues and conserve capital. In prior years, the Company shut-in or reduced operations on certain other oil and gas properties that were uneconomic. Many of these properties continue to be shut-in. Despite the factors described above and the economic conditions existing in the oil and gas industry since 1986, the Company has been able to maintain its oil and gas reserves.

                   FORWARD LOOKING INFORMATION

Since the end of the first quarter of 1996, crude oil prices have continued to be volatile. The Company has experienced nine separate price changes since March 31, 1996. The net effect of the price changes has been to reduce crude oil prices by approximately one dollar per barrel since March 31, 1996. However, crude oil prices continue to be at levels that have not been experienced since the Gulf war in 1990. This is an encouraging sign for the second quarter, however, crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market instability, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time.

In April of 1996, the Company acquired a new oil producing property with one well that is presently producing approximately twenty barrels per day. The Company estimates that its investment in this property will payout in approximately six months at current prices.

                      RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

REVENUES

Revenues for oil and gas operations increased by 4.8% for the three months ended March 31, 1996 as contrasted with the same period of 1995. Crude oil sales increased by 10.4 % due to higher crude prices for the first quarter of 1996. The average equivalent crude oil price for the first quarter of 1996 increased by approximately $1.65 per equivalent barrel as compared with the same period in 1995. This was offset by a 5.7% reduction in crude oil production, approximately 1,500 barrels, during the first quarter of 1996.

OPERATING EXPENSES

Operating expenses for crude oil and natural gas producing activities increased by 32% for the first quarter of 1996 as compared with the same period of 1995. The average cost to produce a barrel of crude oil increased by approximately $3.00 per equivalent barrel for the first three months of 1996 as compared with the first quarter of 1995. Labor costs, operating supplies, chemicals and insurance costs increased by a combined total of approximately 24% for the fist quarter of 1996.

During the first quarter of 1995, the Company capitalized certain costs, primarily labor charges, related to the drilling of two oil wells. No such costs were capitalized during the first quarter of 1996. This resulted in a 9% increase in operating costs for the first quarter of 1996. Also, during the first quarter of 1995, the Company received a refund of premiums paid in prior years for workers' compensation insurance. No refunds of workers' compensation insurance premiums were received in the first quarter of 1996, which resulted in a 5% increase in insurance costs for 1996. The refund of workers' compensation insurance premiums was due primarily to favorable claims experience.

Chemicals and operating supplies increased by 5% each, for a total of 10% for the first quarter of 1996. The remaining increase in operating costs of 8% is due to the overall increased level of activity for the first quarter of 1996. Certain oil and gas properties that had been shut-in during most of the first quarter of 1995 were back in full operation during the first quarter of 1996, due primarily to the increase in crude oil prices. Chemicals have increased due to the use of more and different types of chemicals in an attempt to enhance production on certain of the Company's oil and gas properties. Operating supplies are higher due to increased levels of activity and timing of expenditures.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 24% for the first three months of 1996 when compared with the same period in 1995. During the first quarter of 1995, the Company's general and administrative expenses were offset by a recovery of certain accounts receivable balances that had been fully reserved for in prior periods. This contributed to a 14% decrease in general and administrative expenses for the first quarter of 1995 when compared with the first quarter of 1996. Legal and professional fee increased by 4% for the first quarter of 1996.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization has increased by 17% for the first quarter of 1996 due primarily to higher depletion rates for 1996. This was caused by the change in the Company's oil and gas reserves at December 31, 1995 and the resulting increase in its depletion rates.


OTHER INCOME

Other income has decreased by approximately $33,000 for the first quarter of 1996 as compared with the same period of 1995. In the first quarter of 1995, the Company sold certain real property it owned in Taft, Kern County, California and realized a gain on the sale of approximately $33,000.

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

          No Form 8-K's were filed during the three months ended March 31, 1996.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 13, 1996                         J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  May 13, 1996                        JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
- -------                          -----------

  27                        Financial Data Schedule