Form 10QSB
period 1996-06-30
PYRAMID OIL CO
filed 1996-08-12
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended June 30, 1996

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                 2,494,430
                (Class)                      (Outstanding at June 30, 1996)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                               June 30,     December 31,
                                                 1996           1995
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $504,515       $452,348
  Trade accounts receivable                      195,149        185,662
  Crude oil inventory                             76,376         76,376
  Prepaid expenses                                42,581         80,612
  Deferred income taxes                           73,646         75,954
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    892,267        870,952
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)                9,700,096      9,678,168
  Drilling and operating equipment             3,976,249      3,965,817
  Land, buildings and improvements               923,714        923,714
  Automotive, office and other
    property and equipment                     1,105,529      1,099,492
                                             ------------   ------------
                                              15,705,588     15,667,191
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,367,302)   (13,175,439)
                                             ------------   ------------
                                               2,338,286      2,491,752
                                             ------------   ------------

OTHER ASSETS                                       4,715          4,715
                                             ------------   ------------
                                              $3,235,268     $3,367,419
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 1996           1995
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 56,529       $ 53,925
  Accrued professional fees                       22,250         28,000
  Accrued taxes, other than income taxes              --         30,115
  Accrued payroll and related costs               28,675         29,684
  Accrued royalties payable                       61,389         66,658
  Accrued insurance                                9,081         23,804
  Current maturities of long-term debt            54,416         61,615
  Line of credit                                      --         25,000
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               232,340        318,801
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         99,785        113,535
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  116,117        118,425
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,715,416      1,745,048
                                             ------------   ------------
                                               2,787,026      2,816,658
                                             ------------   ------------
                                              $3,235,268     $3,367,419
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  1996        1995         1996        1995
                               ---------   ---------    ---------   ---------
  REVENUES                      $485,048    $399,706     $902,704    $798,384
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           249,887     177,883      509,660     374,628
    General and administrative    97,013      92,284      190,551     167,689
    Taxes, other than income
      and payroll taxes           10,705      10,461       29,994      26,631
    Provision for depletion,
      depreciation and
      amortization               105,463      88,126      206,983     174,905
    Other costs and expenses       7,336       8,737        9,093      10,135
                               ---------   ---------    ---------   ---------
                                 470,404     377,491      946,281     753,988
                               ---------   ---------    ---------   ---------
  OPERATING INCOME (LOSS)         14,644      22,215      (43,577)     44,396
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income                5,739       5,353       11,782       9,933
    Other income                   7,350       3,401       12,400      43,028
    Interest expense              (4,639)     (6,001)      (9,089)    (10,620)
                               ---------   ---------    ---------   ---------
                                   8,450       2,753       15,093      42,341
                               ---------   ---------    ---------   ---------
  INCOME (LOSS) BEFORE
     INCOME TAX PROVISION         23,094      24,968      (28,484)     86,737
   Income tax provision              800       1,166        1,148       1,166
                               ---------   ---------    ---------   ---------
  NET INCOME (LOSS)            $  22,294   $  23,802    $ (29,632)  $  85,571
                               =========   =========    =========   =========

INCOME (LOSS) PER COMMON SHARE     $0.01       $0.01       ($0.01)      $0.03
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

                  See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                     Six months ended June 30,
                                                     -------------------------
                                                          1996        1995
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                    $( 29,632)  $  85,571
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
      Provision for depletion,
        depreciation and amortization                    206,983     174,905
      Gain on sale of fixed assets                        (2,500)    (36,250)
      Changes in assets and liabilities:
        Increase in trade accounts receivable             (9,487)    (43,737)
        Decrease in prepaid expenses                      38,031      27,757
        Decrease in accounts payable
           and accrued liabilities                       (54,262)   (115,739)
        Decrease in deferred taxes                            --        (442)
                                                       ---------   ---------
    Net cash provided by operating activities            149,133      92,065
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (53,517)   (421,377)
  Proceeds from sale of property and equipment             2,500     160,000
                                                       ---------   ---------
    Net cash used in investing activities                (51,017)   (261,377)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                            31,000     100,000
  Principal payments on line of credit                   (56,000)    (50,000)
  Proceeds from new borrowing                             15,650      30,978
  Principal payments on long-term debt                   (36,599)    (28,398)
                                                       ---------   ---------
    Net cash (used in) provided by
      financing activities                               (45,949)     52,580
                                                       ---------   ---------
    Net increase (decrease) in cash
      and cash equivalents                                52,167    (116,732)
    Cash and cash equivalents at beginning of period     452,348     469,009
                                                       ---------   ---------
    Cash and cash equivalents at end of period          $504,515    $352,277
                                                       =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the six months for interest            $9,089     $10,620
                                                       =========   =========

                 See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 1996
                               (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments (consisting of normal recurring accruals and the elimination of inter-division transactions) necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations and its cash flows for the three and six months periods ended June 30, 1996 and 1995. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 1996 and 1995.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease in the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this lease. The price of oil on this lease was approximately $19.60 per barrel at August 12, 1996. Failure to drill the necessary well(s) will result in relinquishment of future drilling acreage on this specific lease. The Company drilled and completed a well on this lease in the second quarter of 1995. The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing the one well on this lease in 1995 was approximately $312,000.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


                        IMPACT OF CHANGING PRICES

The Company's revenue is connected directly to crude oil prices posted by the major oil companies. Average crude oil prices for the second quarter of 1996 increased by approximately $1.60 per equivalent barrel over second quarter 1995 crude prices. Average crude oil prices for the first six months of 1996 have increased by approximately $1.70 per equivalent barrel as compared with the same period of 1995. Crude oil prices have been very volatile during the first six months of 1996. During the first six months of
1996, the Company experienced twenty-six separate price changes.   For the
same period of 1995 the Company experienced nine price changes. At the end of the second quarter of 1996, crude oil prices had increased by approximately $2.60 over December 31, 1995 price levels. The Company cannot predict the future course of crude oil prices for the foreseeable future.

                     LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $52,167 for the six months ended
June 30, 1996. Capital spending for the first six months of 1996 decreased cash by $51,017. Net cash provided by operating activities was $149,133 for the six months ended June 30, 1996. The Company has reduced its long-term debt by $45,949 during the six months ended June 30, 1996. See the Statements of Cash Flows for additional detailed information.

Crude oil prices during the first six months of 1996 and continuing into the third quarter of 1996 continue to be favorable. However, over the last ten years, crude oil prices have fluctuated dramatically, thus the Company has continued with its approach of focusing on its most profitable properties to optimize the Company's resources. Cost reductions and consolidations in all areas of operations have been maintained in an effort to offset the decline in revenues and conserve capital. In prior years, the Company shut-in or reduced operations on certain other oil and gas properties that were uneconomic. Many of these properties continue to be shut-in. Despite the factors described above and the economic conditions existing in the oil and gas industry since 1986, the Company has been able to maintain its oil and gas reserves.

                       FORWARD LOOKING INFORMATION

The Company has experienced two price changes since June 30, 1996. The net effect of these price changes has been to increase crude oil prices by approximately fifty cents per barrel. This is an encouraging sign for the third quarter. However, crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market instability, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time.

In April of 1996, the Company acquired a new oil producing property with one well that is presently producing approximately twenty barrels per day. The Company estimates that its investment in this property will payout in approximately six months at current prices.


                          RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

REVENUES

Revenues for oil and gas operations increased by 21.4% for the three months ended June 30, 1996 as contrasted with the same period of 1995. Crude oil sales increased by 11.1% due to higher crude prices for the second quarter of 1996. The average equivalent crude oil price for the second quarter of 1996 increased by approximately $1.60 per equivalent barrel as compared with the same period in 1995. Revenues also increased by 10.3% due to an increase in crude oil production during the second quarter of 1996. The Company's net revenue share of crude oil production increased by approximately thirty barrels per day during the second quarter of 1996. The increase in production is the result of acquiring a new producing property in April of 1996, higher gas production and returning certain shut-in wells to production due to the higher crude oil prices.

OPERATING EXPENSES

Operating expenses for crude oil and natural gas producing activities increased by 40.5% for the second quarter of 1996 as compared with the same period of 1995. The average cost to produce an equivalent barrel of crude oil increased by approximately $2.00 per barrel for the second quarter of 1996 as compared with the second quarter of 1995. Labor costs, equipment fuel, operating supplies, outside services and chemical costs increased by a combined total of approximately 35% for the second quarter of 1996.

During the second quarter of 1995, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of one oil well. Those costs which were associated with the drilling were capitalized as Oil and Gas Properties and Equipment. In 1996, the Company has, thus far, devoted all of its resources to the ongoing maintenance and operation of its producing wells. All costs associated with the ongoing maintenance and operation of these wells are expensed in the current period. As a result, second quarter 1996 operating costs increased by 20.5% over the second quarter of 1995.

Chemicals increased by 5% for the second quarter of 1996. Chemicals have increased due to the use of more and different types of chemicals in an attempt to enhance production on certain of the Company's oil and gas properties. The remaining increase in operating costs, including outside services, is due to the overall increased level of activity for the second quarter of 1996. Certain oil and gas properties that had been shut-in during most of the first six months of 1995 were back in full operation during the second quarter of 1996, due primarily to the increase in crude oil prices.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization has increased by 20% for the second quarter of 1996 due primarily to higher depletion rates for 1996. This was caused by the change in the Company's oil and gas reserves at December 31, 1995 and the resulting increase in its depletion rates.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

REVENUES

Revenues increased by 13% for the six months ended June 30, 1996 as compared with the same period in 1995. Revenues increased by 11% due to an increase in the average price per barrel. The average equivalent crude oil price increased by approximately $1.70 per barrel for the six months ended June 30, 1996. Revenues also increased by 2% due to an increase in oil and gas production. The Company's net revenue interest share of oil and gas production increased by approximately 1,000 barrels for the six months ended June 30, 1996.

OPERATING EXPENSES

Operating expenses increased by 36% for the six months ended June 30, 1996. The cost to produce an equivalent barrel of crude oil increased by approximately $2.40 per barrel for the six months ended June 30, 1996. Labor costs, equipment fuel, operating supplies, outside services and chemical costs increased by a combined total of approximately 28% for the first six months of 1996.

During the first and second quarter of 1995, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of two oil wells.
Those costs which were associated with the drilling were capitalized as Oil and Gas Properties and Equipment. In 1996, the Company has, thus far, devoted all of its resources to the ongoing maintenance and operation of its producing wells. All costs associated with the ongoing maintenance and operation of these wells are expensed in the current period. As a result, operating costs for the first six months of 1996 increased by 14% over the first six months of 1995.

Chemicals increased by 5% for the first six months of 1996. Chemicals have increased due to the use of more and different types of chemicals in an attempt to enhance production on certain of the Company's oil and gas properties. The remaining increase in operating costs, including outside services, is due to the overall increased level of activity for the first six months of 1996. Certain oil and gas properties that had been shut-in during most of the first six months of 1995 were back in full operation during the first six months of 1996, due primarily to the increase in crude oil prices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 13.6% for the first six months of 1996 when compared with the same period in 1995. During the first quarter of 1995, the Company's general and administrative expenses were offset by a recovery of certain accounts receivable balances that had been fully reserved for in prior periods. This contributed to a 7.5% decrease in general and administrative expenses for the first six months of 1995 when compared with the same period in 1996.


OTHER INCOME

Other income has decreased by approximately $27,000 for the first six months of 1996 as compared with the same period of 1995. In the first quarter of 1995, the Company sold certain real property it owned in Taft, Kern County, California and realized a gain on the sale of approximately $33,000.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization has increased by 18% for the first six months of 1996 due primarily to higher depletion rates for 1996. This was caused by the change in the Company's oil and gas reserves at December 31, 1995 and the resulting increase in its depletion rates.

                       PYRAMID OIL COMPANY

                   PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 2.  -  Changes in Securities

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Submission of Matters to a Vote of Security Holders

               On June 6, 1996, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Two items were voted on during the meeting; election of Directors and approval of Auditors. The shareholders elected J. Ben Hathaway, John H. Alexander, Otto Hackel, John E. Turco and Jack W. Wood to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders also approved the selection of Arthur Andersen LLP as auditors for 1996. Each item is fully described in the Company's Proxy dated April 22, 1996.

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

          No Form 8-K's were filed during the three months ended June 30, 1996.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  August 12, 1996                      J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  August 12, 1996                     JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
- -------                          -----------

  27                        Financial Data Schedule