Form 10QSB
period 1996-09-30
PYRAMID OIL CO
filed 1996-11-20
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended September 30, 1996

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                 2,494,430
                (Class)                   (Outstanding at September 30, 1996)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                            September 30,   December 31,
                                                 1996           1995
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $576,029       $452,348
  Trade accounts receivable                      216,177        185,662
  Crude oil inventory                             76,376         76,376
  Prepaid expenses                                72,122         80,612
  Deferred income taxes                           78,146         75,954
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,018,850        870,952
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)                9,711,639      9,678,168
  Drilling and operating equipment             3,986,064      3,965,817
  Land, buildings and improvements               923,714        923,714
  Automotive, office and other
    property and equipment                     1,121,459      1,099,492
                                             ------------   ------------
                                              15,742,876     15,667,191
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,469,575)   (13,175,439)
                                             ------------   ------------
                                               2,273,301      2,491,752
                                             ------------   ------------

OTHER ASSETS                                       4,715          4,715
                                             ------------   ------------
                                              $3,296,866     $3,367,419
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30,   December 31,
                                                 1996           1995
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 44,155       $ 53,925
  Accrued professional fees                       33,500         28,000
  Accrued taxes, other than income taxes          55,425         30,115
  Accrued payroll and related costs               24,069         29,684
  Accrued royalties payable                       66,517         66,658
  Accrued insurance                                3,045         23,804
  Current maturities of long-term debt            53,304         61,615
  Line of credit                                      --         25,000
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               280,015        318,801
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         92,865        113,535
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  120,617        118,425
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,731,759      1,745,048
                                             ------------   ------------
                                               2,803,369      2,816,658
                                             ------------   ------------
                                              $3,296,866     $3,367,419
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                  1996        1995         1996        1995
                               ---------   ---------    ---------   ---------
  REVENUES                      $464,289    $417,430   $1,366,993  $1,215,814
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           246,501     290,717      756,161     665,345
    General and administrative    84,448      83,183      274,999     250,872
    Taxes, other than income
      and payroll taxes           17,054      16,162       47,048      42,793
    Provision for depletion,
      depreciation and
      amortization               109,923      87,874      316,906     262,779
    Other costs and expenses       1,518         789       10,611      10,924
                               ---------   ---------    ---------   ---------
                                 459,444     478,725    1,405,725   1,232,713
                               ---------   ---------    ---------   ---------
  OPERATING INCOME (LOSS)          4,845     (61,295)     (38,732)    (16,899)
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income                6,096       4,590       17,878      14,523
    Other income                   8,990       2,800       21,390      45,828
    Interest expense              (3,588)     (5,200)     (12,677)    (15,820)
                               ---------   ---------    ---------   ---------
                                  11,498       2,190       26,591      44,531
                               ---------   ---------    ---------   ---------
  INCOME (LOSS) BEFORE
     INCOME TAX PROVISION         16,343     (59,105)     (12,141)     27,632
   Income tax provision                0           0        1,148       1,166
                               ---------   ---------    ---------   ---------
  NET INCOME (LOSS)            $  16,343   $ (59,105)   $ (13,289)  $  26,466
                               =========   =========    =========   =========

INCOME (LOSS) PER COMMON SHARE     $0.01      ($0.02)      ($0.01)      $0.01
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

                  See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          Nine months ended
                                                            September 30,
                                                      ------------------------
                                                          1996        1995
                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                     $( 13,289)  $  26,466
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
      Provision for depletion,
        depreciation and amortization                     316,906     262,779
      Gain on sale of fixed assets                         (2,250)    (36,250)
      Changes in assets and liabilities:
        Increase in trade accounts receivable             (30,515)    (30,291)
        Decrease in prepaid expenses                        8,490      49,575
        Decrease in accounts payable
           and accrued liabilities                         (5,475)   (110,264)
        Decrease in deferred taxes                             --        (442)
                                                        ---------   ---------
    Net cash provided by operating activities             273,867     161,573
                                                        ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (99,305)   (442,640)
  Proceeds from sale of property and equipment              3,100     160,000
                                                        ---------   ---------
    Net cash used in investing activities                 (96,205)   (282,640)
                                                        ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                             31,000     100,000
  Principal payments on line of credit                    (56,000)    (80,000)
  Proceeds from new borrowing                              28,650      30,978
  Principal payments on long-term debt                    (57,631)    (45,049)
                                                        ---------   ---------
    Net cash (used in) provided by financing activities   (53,981)      5,929
                                                        ---------   ---------
Net increase (decrease) in cash and cash equivalents      123,681    (115,138)
Cash and cash equivalents at beginning of period          452,348     469,009
                                                        ---------   ---------
Cash and cash equivalents at end of period               $576,029    $353,871
                                                        =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the nine months for interest           $12,677     $15,820
                                                        =========   =========

                 See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1996
                               (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments (consisting of normal recurring accruals and the elimination of inter-division transactions) necessary to present fairly the Company's financial position as of September 30, 1996 and the results of its operations and its cash flows for the three and nine months periods ended September 30, 1996 and 1995. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 1996 and 1995.

(3)  COMMITMENTS

Pursuant to a specific oil and gas lease in the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this lease. The price of oil on this lease was approximately $20.40 per barrel at November 12, 1996. Failure to drill the necessary well(s) will result in relinquishment of future drilling acreage on this specific lease. The Company drilled and completed a well on this lease in the second quarter of 1995. The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing the one well on this lease in 1995 was approximately $312,000.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

                        IMPACT OF CHANGING PRICES

The Company's revenue is connected directly to crude oil prices posted by the major oil companies. Average crude oil prices for the third quarter of 1996 increased by approximately $3.00 per equivalent barrel over third quarter 1995 crude prices. Average crude oil prices for the first nine months of 1996 have increased by approximately $2.30 per equivalent barrel as compared with the same period of 1995. Crude oil prices have been very volatile during the first nine months of 1996. During the first nine months of 1996, the Company
experienced 32 separate price changes.   For the same period of 1995 the
Company experienced 14 price changes. At the end of the third quarter of 1996, crude oil prices had increased by approximately $5.00 over December 31, 1995 price levels. The Company cannot predict the future course of crude oil prices for the foreseeable future.

                     LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $123,681 for the nine months ended September 30, 1996. Capital spending for the first nine months of 1996 decreased cash by $96,205. Net cash provided by operating activities was $273,867 for the nine months ended September 30, 1996. The Company has reduced its long-term debt by $53,981 during the nine months ended September 30, 1996. See the Statements of Cash Flows for additional detailed information.

Crude oil prices during the first nine months of 1996 and continuing into the fourth quarter of 1996 continue to be favorable. However, over the last ten years, crude oil prices have fluctuated dramatically, thus the Company has continued with its approach of focusing on its most profitable properties to optimize the Company's resources. Cost reductions and consolidations in all areas of operations have been maintained in an effort to offset the decline in revenues and conserve capital. In prior years, the Company shut-in or reduced operations on certain other oil and gas properties that were uneconomic. Many of these properties continue to be shut-in. Despite the factors described above and the economic conditions existing in the oil and gas industry since 1986, the Company has been able to maintain its oil and gas reserves.

                       FORWARD LOOKING INFORMATION

The Company has experienced four price changes since September 30, 1996. The net effect of these price changes has been to decrease crude oil prices by approximately one dollar per barrel. Crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market instability, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time.

                          RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

REVENUES

Revenues for oil and gas operations increased by 11.2% for the three months ended September 30, 1996 as contrasted with the same period of 1995. Crude oil sales increased by 18.9% due to higher crude prices for the third quarter of 1996. The average equivalent crude oil price for the third quarter of 1996 increased by approximately $3.00 per equivalent barrel as compared with the same period in 1995. This was offset by a 7.7% decrease in revenues due to a decline in crude oil production during the third quarter of 1996. The Company's net revenue share of crude oil production decreased by approximately 24 barrels per day during the third quarter of 1996.


OPERATING EXPENSES

Operating expenses for crude oil and natural gas producing activities decreased by 15.2% for the third quarter of 1996 as compared with the same period of 1995. The average cost to produce an equivalent barrel of crude oil decreased by approximately eighty cents per barrel for the third quarter of 1996 as compared with the third quarter of 1995. The favorable variance is due to lower costs in the third quarter of 1996 for well workovers. Well workover activity increased costs by 12.3% during the third quarter of 1995. The well workover activity for the third quarter of 1996 was reduced significantly as compared with third quarter of 1995.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization has increased by 25% for the third quarter of 1996 due primarily to higher depletion rates for 1996. This was caused by the change in the Company's oil and gas reserves at December 31, 1995 and the resulting increase in its depletion rates.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
  NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

Revenues increased by 12.4% for the nine months ended September 30, 1996 as compared with the same period in 1995. Revenues increased by 14.7% due to an increase in the average price per barrel. The average equivalent crude oil price increased by approximately $2.30 per barrel for the nine months ended September 30, 1996. This was offset by a decrease in revenues of 2.2% due to a decline in oil and gas production. The Company's net revenue interest share of oil and gas production decreased by approximately 1,800 barrels for the nine months ended September 30, 1996.

OPERATING EXPENSES

Operating expenses increased by 13.6% for the nine months ended September 30, 1996. The cost to produce an equivalent barrel of crude oil increased by approximately $1.30 per barrel for the nine months ended September 30, 1996. During the first and second quarter of 1995, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of two oil wells.
Those costs which were associated with the drilling were capitalized as Oil and Gas Properties and Equipment. In 1996, the Company has, thus far, devoted all of its resources to the ongoing maintenance and operation of its producing wells. All costs associated with the ongoing maintenance and operation of these wells are expensed in the current period. As a result, operating costs for the first nine months of 1996 increased by 10% over the first nine months of 1995. The remaining increase in operating costs is due to the overall increased level of activity for the first nine months of 1996. Certain oil and gas properties that had been shut-in during most of the first six months of 1995 were back in full operation during the first nine months of 1996, due primarily to the increase in crude oil prices.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 10% for the first nine months of 1996 when compared with the same period in 1995. During the first quarter of 1995, the Company's general and administrative expenses were offset by a recovery of certain accounts receivable balances that had been fully reserved for in prior periods. This contributed to a 5% decrease in general and administrative expenses for the first nine months of 1995 when compared with the same period in 1996.


OTHER INCOME

Other income has decreased by approximately $24,000 for the first nine months of 1996 as compared with the same period of 1995. In the first quarter of 1995, the Company sold certain real property it owned in Taft, Kern County, California and realized a gain on the sale of approximately $33,000.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization has increased by 21% for the first nine months of 1996 due primarily to higher depletion rates for 1996. This was caused by the change in the Company's oil and gas reserves at December 31, 1995 and the resulting increase in its depletion rates.

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

          No Form 8-K's were filed during the nine months ended September 30, 1996.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 12, 1996                      J. BEN HATHAWAY
                                           ---------------------
                                              J. Ben Hathaway
                                                 President


Dated: November 12, 1996                     JOHN H. ALEXANDER
                                           ---------------------
                                             John H. Alexander
                                               Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule