Form 10KSB
period 1996-12-31
PYRAMID OIL CO
filed 1997-03-31
CIK 81318

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

               For the fiscal year ended December 31, 1996

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

   Securities registered pursuant to Section 12 (b) of the Exchange Act:  NONE

   Securities registered pursuant to Section 12 (g) of the Exchange Act:

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the registrant's revenues for its most recent fiscal year:  $1,954,274.

   The aggregate market value on March 21, 1997, of Common shares held by non-affiliates was approximately $537,000 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

       At March 21, 1997, there were 2,494,430 Common shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

   Transitional Small Business Disclosure Format (check one):
   Yes      No  X

                          PYRAMID OIL COMPANY

                    1996 FORM 10-KSB ANNUAL REPORT

                          Table of Contents


                                                               Page
                               PART I


Item  1.    Description of Business   . .  . .  . .  . .          4

Item  2.    Description of Property   . .  . .  . .  . .          9

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         12

Item  4.    Submission of Matters to a Vote of
              Security Holders.  . .  . .  . .  . .  . .         12

                               PART II

Item  5.    Market for Common Equity and Related
              Stockholder Matters. .  . .  . .  . .  . .         13

Item  6.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations .  . .         14

Item  7.    Financial Statements . .  . .  . .  . .  . .         20

Item  8.    Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure .  . .         45

                               PART III

Item  9.    Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section
              16(a) of the Exchange Act .  . .  . .  . .         45

Item 10.    Executive Compensation .  . .  . .  . .  . .         45

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management.  . .  . .  . .  . .         45

Item 12.    Certain Relationships and Related Transactions       46

                               PART IV

Item 13.    Exhibits and Reports on Form 8-K .  . .  . .         47

Safe Harbor Statement under the Private Securities
Litigation Reform Act of 1995
-----------------------------

Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, political, regulatory and governmental factors affecting the Company's revenues, operations, markets and prices, properties and other factors discussed in the Company's various filings with the Securities and Exchange Commission.


                                   PART I
                                   ------
ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

(a)  GENERAL BUSINESS DESCRIPTION
     ----------------------------

Pyramid Oil Company is a California corporation that has been in the oil and gas business continuously, since it was incorporated on October 9, 1909. Pyramid Oil Company, hereinafter referred to as "Pyramid" or the "Company", is engaged in the business of exploration, development and production of crude oil and natural gas.

Pyramid acquires interests in land and producing properties through acquisition and lease on which it drills and/or operates oil or gas wells in efforts to discover and/or to produce oil and gas. Crude oil and natural gas produced from these properties are sold to various refineries and pipeline companies. The majority of all oil and gas properties that Pyramid owns and operates is for its own account. Pyramid also participates in specific joint ventures with others in the development of oil and gas properties. Pyramid's interests in these properties will vary depending on the availability of said interests and their locations.

The Company's executive offices are located at 2008 21st Street, Bakersfield, California, 93301, telephone (805) 325-1000, facsimile (805) 325-0100.


(b)  DESCRIPTION OF BUSINESS - OIL AND GAS OPERATIONS
     ------------------------------------------------

Exploration and Development
---------------------------

Pyramid operates in a highly competitive industry wherein many companies, from large multinational companies to small independent producers, are competing for a finite amount of oil and gas resources. The Company seeks out properties to explore for oil and gas by drilling and also seeks out producing oil and gas properties that can be purchased and operated. The Company has one producing property with proved undeveloped reserves as of December 31, 1996. Management believes that under the right economic conditions, several other producing properties that the Company owns could have further developmental potential. Certain oil properties currently owned and operated by the Company may be receptive to enhanced oil recovery procedures when economic conditions improve.

Oil and Gas Production Operations
---------------------------------

During 1996, Pyramid operated 25 oil and gas leases (properties) that produce crude oil and/or natural gas (production) in Kern and Santa Barbara Counties in the State of California. Production operations consist primarily of pumping oil from a well(s) into tanks and selling the oil to a buyer and maintaining production facilities. Operations of properties differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

Primary recovery production is oil and/or gas recovered by any method (natural flow or artificial lift) that may be employed to produce them through a single well bore; the fluid enters the well bore by the action of native reservoir energy or gravity. Secondary recovery operations employs any method of recovery (artificial flowing or pumping) to produce oil and/or gas through the joint use of two or more well bores. Secondary recovery may be obtained by the injection of liquids or gases into the reservoir for the purpose of augmenting reservoir energy. Secondary recovery, usually, but not always, is done after the primary-recovery phase has passed.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate 138 total wells, and of these, approximately 72 were in daily operation during 1996. Operations continue to be reduced on specific properties that are currently generating a marginal gross profit in an effort to hold the properties until economic conditions warrant full scale operations.

The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.

Marketing of Crude Oil and Natural Gas
--------------------------------------

The Company sells its crude oil to E.O.T.T. Energy Operating Limited Partnership and Kern Oil & Refining, accounting for approximately 49% and 48%, respectively, of Pyramid's crude oil and gas sales in 1996. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Natural gas is sold to companies in the area of operations. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude
oil buyers in various areas of the country.   Pyramid's crude oil sales are
not seasonal, but uniform throughout the year; however, there are some seasonal influences that may affect natural gas sales from the interests owned in the State of New York.


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


(d)  REGULATIONS
     -----------

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

ENVIRONMENTAL
-------------

The Company's activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. These laws may require the acquisition of permits relating to certain ongoing operations, for drilling, emissions, waste water disposal and other air and water quality controls. In view of the uncertainty and unpredictability of environmental statutes and regulations, the Company cannot ensure that such laws and regulations will not materially and adversely affect the business of the Company. The Company does not anticipate any material effect on its capital expenditures or earnings as the result of governmental regulations, enacted or proposed, concerning environmental protection or the discharge of material into the environment. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. During 1996, the Company was required by the Bureau of Land Management to perform certain lease remediation efforts on two Federal leases that the Company operates. The cost of these efforts in 1996 was approximately $48,000.

(e) Commitments and Contingencies
    -----------------------------

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this property. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this property. The Company secured a waiver of its commitment to drill a well on this property in 1994 and again, in 1996. The Company drilled and completed a new well on this property in the second quarter of 1995.

Failure to drill the necessary well(s) in future years will result in the potential relinquishment of any undrilled or unproved acreage on this lease. Any relinquishment would not affect wells already drilled and producing on this lease. Sales from this lease in 1996, 1995 and 1994 were approximately $350,000, $362,000 and $332,000, respectively. Operating costs related to this lease in 1996, 1995 and 1994 were approximately $128,000, $127,000 and $103,000, respectively.

The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing one well on this lease in 1995 was approximately $312,000. The price of oil on this specific Carneros Creek field lease was $23.00 per barrel at December 31, 1996 and $19.50 per barrel at February 28, 1997.

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


(f)  OTHER
     -----

The Company employed twelve full-time people as of December 31, 1996.

The Company had no material research and development costs for the three years ended December 31, 1996.

All of the Company's revenues during 1996 were derived from domestic sources.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

(a)  DESCRIPTION OF PROPERTIES
     -------------------------

The principal assets of the Company consist of proven and unproven oil and gas properties, oil and gas production related equipment and developed and undeveloped real estate holdings. There are also well servicing and drilling equipment, truck and automotive, office and other equipment. The Company's oil and gas properties are located exclusively in the continental United States, in California, Wyoming and New York.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company has no significant proved undeveloped properties. The Company has one producing property with proved undeveloped reserves as of December 31, 1996.

(b)  OIL AND GAS PROPERTIES
     ----------------------

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by System Technology Associates, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
   December 31, 1996               499,000             278,000
                1995               451,000             171,000
                1994               479,000             170,000
                1993               375,000             148,000
                1992               372,000             188,000


The Company's estimated future net recoverable oil and gas reserves, noted in the table on the previous page, have not been filed with any other Federal authority or agency since January 1, 1996.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, was $3,958,000 at December 31, 1996, $2,155,000 at December 31, 1995, $2,262,000 at December 31, 1994, $933,000 at
December 31, 1993, and $1,549,000 at December 31, 1992.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years were as follows.

                       1996      1995      1994       1993      1992
                       ----      ----      ----       ----      ----
Crude oil (Bbls)     101,000   104,000   122,000     96,000     90,000

Natural gas (MCF)     48,000    37,000    35,000     38,000     24,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years were as follows:

                       1996       1995      1994      1993       1992
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $18.80     $15.41    $14.09    $13.82     $14.98
                       =====      =====     =====     =====      =====
  Natural gas         $ 1.35     $ 1.11    $ 1.62    $ 1.70     $ 2.33
                       =====      =====     =====     =====      =====

Production costs      $ 9.60     $ 8.50    $ 6.70    $ 8.69     $ 8.80
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 1996, was approximately $22.00 per barrel and the average selling price of Pyramid's gas at December 31, 1996, was approximately $2.10 per MCF.

As of December 31, 1996, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     159       138              22,857     6,899
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

During the years ended December 31, 1995, 1994 and 1993, Pyramid participated in the drilling of 1 well each year. No wells were drilled in 1996. All of these wells were drilled in California and completed as producing wells.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 1996, Pyramid held positions in unproven acreage in the following locations:

                                                       ACRES
                                                 ------------------
                                                  Gross        Net
                                                 ------      ------
New York
    Mount Morris and Livingston Counties         34,800       9,788
                                                 ======       =====

(c)  REAL PROPERTY OWNED
    -------------------

Pyramid owned the following real property as of December 31, 1996, all located in California.

    County of Kern
         Mullaney yard                         20 acres
         Grazing land                         160 acres
         Miller property                      112 acres
         Ranton property                       80 acres

    City of Bakersfield                         3 lots

Located on the three lots of real property in the city of Bakersfield is the Company's executive offices. This property was acquired by the Company in 1986. The office building located on this property is a one story structure with approximately 4,200 square feet in good condition.



ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Pyramid is not party to any proceedings or actions which management believes might have a material effect upon its financial position or results of operations.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                  PART II
                                  -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the over-the-counter market. The following are high and low "bid" quotations for each quarter of 1996 and 1995, and reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                    High         Low
                                    Bid          Bid
                                    ----        -----
    1996
         First Quarter             $ 1/8       $ 1/8
         Second Quarter              5/16        1/8
         Third Quarter               1/4         1/4
         Fourth Quarter              1/4         3/16
    1995
         First Quarter               1/4         1/8
         Second Quarter              3/8         3/16
         Third Quarter               3/8         1/8
         Fourth Quarter              1/4         1/8


(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                              Title of Class
                              --------------
                     Common Shares, without par value


                Approximate Number of Holders of Record of
                   the Outstanding Common Shares as of
                             December 31, 1996
                -------------------------------------------

                                    770

The Company has paid no dividends on its common shares for the past five years and does not anticipate paying any dividends in the foreseeable future. Dividends on the common shares, if any, will be dependent upon the Company's earnings, financial conditions and other relevant factors as determined by the Board of Directors.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

IMPACT OF CHANGING PRICES
-------------------------

Average crude oil prices increased by approximately $3.70 per equivalent barrel sold during 1996 as compared with average prices for 1995. In 1996 there were forty-two separate crude oil price changes, as compared with eighteen price changes in 1995 and twenty-one in 1994. The price fluctuations experienced in 1996 were as extreme as they have been in prior years. The difference between the highest and lowest posted prices in 1996 was $6.65 per barrel. By comparison, this same differential in 1995 and 1994 were $2.50 and $6.05 per barrel, respectively. Continuing uncertainty in crude oil prices has made it impractical for the Company to make any commitments to further develop its oil and gas properties. Crude oil prices must stabilize for a long-term period, at economic levels, before resources would be available to expand the Company's oil and gas reserves.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents increased by $229,695 as of December 31, 1996 compared to December 31, 1995. The Company generated $429,523 in cash from operating activities in 1996. The net cash provided by operating activities for 1996 was offset by cash used for capital spending and principal payments on the Company's long-term debt. The components of the changes in cash and cash equivalents for 1996 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. If necessary, the Company could borrow on its line-of-credit for short-term capital requirements. Management believes the Company could also secure funds, if necessary, from other outside sources to finance acquisitions or other capital projects.

Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners and specific rework of existing properties to enhance production and expansion of its sales of crude oil and natural gas in California. If necessary, Pyramid could sell certain nonessential assets to raise capital for the benefit of these programs.

The Company has not generated sufficient cash flows to enable it to further develop its oil and gas properties and to risk exploratory drilling costs in attempts to expand its oil and gas reserves. The Company drilled one well in 1995 and 1994 and none in 1996. The reserves increased for 1994 due primarily to higher year-end prices for crude oil and the Company's success in further reducing its crude oil lifting costs. The year end reserves for 1995 remained at approximately the same levels as 1994 year end figures. Crude oil sales prices were higher at the end of 1995 than 1994. This was offset by higher crude oil production costs for 1995. The Company's crude oil reserves increased for the year ended December 31, 1996, due primarily to higher crude oil prices at year end.

The Company's business plan, implemented to deal with the unstable crude oil market, has been to concentrate its efforts and resources on maintaining oil and gas production on existing properties and deferring certain developmental and exploration activities until crude oil prices increase. Drilling obligations on specific properties have been renegotiated with the property owners to link the level of future drilling activities to the price of crude oil (see Note 6 of Notes to Financial Statements included in Item 7 of this Form 10-KSB). This has enabled the Company to preserve its position on certain developmental properties during the periods of low oil prices and to conserve its capital.

Certain properties that the Company owns have become uneconomic and have been shut-in. When these properties are not operated, any reserves that could be assigned to these properties are not included in the year-end engineering report of total Company reserves. Another major factor that directly affects the Company's future reserve base is the price of crude oil at December 31 of any given year. The year-end price of oil and gas has a significant impact on the estimated future net recoverable oil and gas reserves from proved developed properties. At certain depressed price levels, some of the Company's oil and gas properties are not economical to operate and thus its year-end engineering reserve reports do not assign any oil and gas reserves to these properties. Conversely, if year-end prices should increase to a certain level, the reserves on these leases would be economic to produce and would increase the Company's reserves.

The Company's business plan incorporates the concept that when crude oil prices increase and stabilize at a profitable level, renewed developmental and exploratory drilling activities will escalate accordingly. The plan also projects that the Company would have sufficient cash flows from operations to enable it to develop its existing oil and gas properties and the ability to acquire additional producing properties and/or exploratory prospects, thereby, replacing and/or increasing its present oil and gas reserves.

FORWARD-LOOKING INFORMATION
---------------------------

Looking forward into 1997, crude oil prices have decreased by $2.90 per barrel as of March 28, 1997, compared to prices as of December 31, 1996. This is an unfavorable indicator for the first quarter of 1997. The Company is unable to predict any future price changes that would impact the remainder of 1997. The Company started drilling a new well in the first quarter of 1997 pursuant to a lease drilling commitment (see Note 6 of Notes to Financial Statements included in Item 7 of this Form 10-KSB). The Company is unable to determine at this time if this new well will be productive. If this well in non-productive, it will not have a material adverse effect on the Company.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The Company's ongoing program of reducing costs has been successful in decreasing the overall lifting costs of all oil produced. These reductions in operating costs, along with several limited work-overs of certain wells, have allowed the Company to maintain its crude oil reserves for the last three years. The Company hopes to further maintain and expand the reserve base in 1997, both by well work-overs and drilling of development wells.

The Company may be subject to future costs necessary for compliance with the new implementation of air and water environmental quality requirements of the various state and federal governmental agencies. The requirements and costs are unknown at this time, but management believes that costs could be significant in some cases. As the scope of the requirements become more clearly defined, management may be better equipped to determine the true costs to the Company.

The Company continues to be burdened with additional costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 1996. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS
--------------------------------------------------------

Results of Operations for the Fiscal Year Ended December 31, 1996, Compared to the Fiscal Year Ended December 31, 1995
---------------------------------------------------

REVENUES
--------

Oil and gas sales increased by 20% for the year ended December 31, 1996 when compared with the same period for 1995. Oil and gas sales increased by 23.8% due to higher average prices for 1996. The average price of the Company's oil and gas increased by approximately $3.70 per equivalent barrel for 1996 compared to 1995. This was offset by a 3.8% decline in revenues due to lower production of crude oil. The Company's net revenue share of crude oil production decreased by approximately twelve barrels a day for the twelve months ended December 31, 1996.

OPERATING EXPENSES
------------------

Operating expenses increased by 11.4% for the twelve months ended December 31, 1996. The cost to produce an equivalent barrel of crude oil increased by approximately $1.35 per barrel for 1996 when compared to 1995. During the first and second quarter of 1995, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of two oil wells. The costs associated with the drilling were capitalized as Oil and Gas Properties and Equipment. In 1996, the Company devoted all of its resources to the ongoing maintenance and operation of its producing wells. All costs associated with the ongoing maintenance and operation of these wells are expensed in the current period. As a result, lease operating expenses for 1996 increased by 6% over the same period for 1995. The remaining increase in lease operating expenses is due to the overall increased level of activity for 1996. Certain oil and gas properties that had been shut-in during most of 1995 were back in operation during 1996, due primarily to the increase in crude oil prices during 1996.

GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses increased by 24% for the year ended December 31, 1996 when compared to the same period for 1995. Professional fees increased by 15% for 1996 due to higher costs for legal and accounting services. During the year ended December 31, 1995, general and administrative expenses were reduced by the recovery of accounts receivables that had been fully reserved for in prior periods and by a refund of workers' compensation insurance premiums that related to prior years. No such items were received in 1996. These one-time credits reduced general and administrative expenses by approximately 5% in 1995.

DEPLETION, DEPRECIATION AND AMORTIZATION
-----------------------------------------

The provision for depletion, depreciation and amortization decreased by 21% for the year ended December 31, 1996 due primarily to lower depletion rates for 1996. This was caused primarily by an increase in the Company's oil and gas reserves resulting from the high year-end oil and gas prices and the resultant decrease in the depletion rate per equivalent barrel of crude oil.

OTHER INCOME
------------

Other income decreased by approximately $138,000 for 1996 as compared to 1995. In 1995, the Company received a dividend of $114,000 for premiums paid by the Company for workers' compensation insurance covering the period from October, 1989 through September, 1992. Most of the premiums paid were related to the Company's former well servicing segment. The dividend payment was primarily the result of a favorable claims experience against premiums paid on this insurance policy. Other income for 1995 also included a gain of $33,000 on the sale of certain real property.


Results of Operations for the Fiscal Year Ended December 31, 1995, Compared to the Fiscal Year Ended December 31, 1994
---------------------------------------------------

REVENUES
--------

Revenues decreased by 8% for the year ended December 31, 1995 when compared to 1994 revenues. A decline in crude oil production for 1995 decreased revenues by approximately 13% as compared to 1994. This was offset by a 5% increase in revenues due to higher average equivalent crude oil prices for 1995 of approximately eighty cents per barrel. Crude oil production decreased by approximately 45 equivalent barrels per day for the year ended December 31, 1995. The decrease in crude oil production is due primarily to normal decline curves on certain oil and gas properties.


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

GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses decreased by 24% for 1995. This is due to lower legal and consulting expenses for 1995. In 1994 substantial legal and consulting fees were incurred for defending the Company in a certain legal action. The matter was resolved in 1995 with substantially lower costs being incurred in 1995.


DEPLETION, DEPRECIATION AND AMORTIZATION
----------------------------------------

The provision for depletion, depreciation and amortization increased by 36% for 1995. The increase is due to an increase in the average depletion rate for 1995 (see Note 1, of Notes to Financial Statements, Depletion, Depreciation and Amortization). Most of the increase in depletion were attributable to one oil and gas property.


OTHER INCOME
------------

Other income increased by approximately $142,000 for 1995 as compared to 1994. In 1995, the Company received a dividend of $114,000 for premiums paid by the Company for workers' compensation insurance covering the period from October, 1989 through September, 1992. Most of the premiums paid were related to the Company's well servicing segment. The dividend payment was primarily the result of a favorable claims experience against premiums paid on this insurance policy. Other income for 1995 also included a gain of $33,000 on the sale of certain real property.

ITEM 7- FINANCIAL STATEMENTS
-----------------------------

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 1996

                                                                     Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. . . . . . . . . . . . . .   21


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 1996 and 1995 . . . . . . . . . .   22-23
    Statements of operations - years ended
      December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . .   24
    Statements of shareholders' equity - years ended
      December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . .   25
    Statements of cash flows - years
      ended December 31, 1996, 1995 and 1994  . . . . . . . . . . .   26-27
    Notes to financial statements . . . . . . . . . . . . . . . . .   28

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


To the Shareholders and the Board of Directors of Pyramid Oil Company:


We have audited the accompanying balance sheets of Pyramid Oil Company (a California corporation) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                  ARTHUR ANDERSEN LLP


Los Angeles, California
February 28, 1997

FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------


                                    ASSETS
                                    ------

                                                 December 31,
                                         ----------------------------
                                            1996              1995
                                         ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  682,043       $   452,348
   Trade accounts receivable
     (net of reserve for doubtful
     accounts of $4,000 in 1996
     and in 1995)                           260,553           185,662
   Crude oil inventory                      117,892            76,376
   Prepaid expenses                          94,573            80,612
   Deferred income taxes                     78,759            75,954
                                          ---------        ----------
         Total current assets             1,233,820           870,952
                                          ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and
     equipment (successful
     efforts method)                      9,734,780         9,678,168
   Drilling and operating equipment       3,993,349         3,965,817
   Land, buildings and improvements         890,603           923,714
   Automotive, office and
     other property and equipment         1,037,397         1,099,492
                                         ----------        ----------
                                         15,656,129        15,667,191
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances           (13,370,310)      (13,175,439)
                                         ----------        ----------
                                          2,285,819         2,491,752
                                         ----------        ----------
OTHER ASSETS                                     --             4,715
                                         ----------        ----------
                                       $  3,519,639       $ 3,367,419
                                         ==========        ==========

The accompanying notes are an integral part of these balance sheets.


                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                 December 31,
                                          ----------------------------
                                              1996              1995
                                           ---------         ----------
CURRENT LIABILITIES:
   Accounts payable                     $   106,652        $    53,925
   Accrued professional fees                 32,750             28,000
   Accrued taxes, other than
     income taxes                            29,236             30,115
   Accrued payroll and related costs         32,898             29,684
   Accrued royalties payable                 85,066             66,658
   Accrued insurance                         35,202             23,804
   Current maturities of long-term debt      49,570             61,615
   Line of credit                                --             25,000
                                          ---------         ----------
      Total current liabilities             371,374            318,801
                                          ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                  80,231            113,535
                                          ---------         ----------
DEFERRED INCOME AND OTHER TAXES             121,230            118,425
                                          ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,494,430 shares                   1,071,610          1,071,610
   Retained earnings                      1,875,194          1,745,048
                                         ----------         ----------
                                          2,946,804          2,816,658
                                         ----------         ----------

                                        $ 3,519,639        $ 3,367,419
                                         ==========         ==========

The accompanying notes are an integral part of these balance sheets.


                             PYRAMID OIL COMPANY

                           STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                                         Year ended December 31,
                                  --------------------------------------
                                     1996          1995          1994
                                  ----------    ----------    ----------
REVENUES:                        $ 1,954,274   $ 1,628,341   $ 1,764,894
                                  ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses               1,045,691       938,972       857,639
  General and administrative         402,407       325,314       428,674
  Taxes, other than income and
    payroll taxes                     59,491        57,473        62,306
  Provision for depletion,
    depreciation, amortization
    and valuation allowances         335,162       421,869       309,578
  Other costs and expenses            12,293        12,621        14,796
                                   ---------     ---------    ----------
                                   1,855,044     1,756,249     1,672,993
                                   ---------     ---------    ----------
OPERATING INCOME (LOSS)               99,230     ( 127,908)       91,901
                                   ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                     24,340        19,448         6,787
  Other income                        24,440       162,497        20,337
  Interest expense                (   16,716)   (   21,205)   (   21,918)
                                  ----------     ---------     ---------
                                      32,064       160,740         5,206
                                  ----------     ---------     ---------
INCOME BEFORE INCOME
  TAX PROVISION                      131,294        32,832        97,107

  Income tax provision                 1,148         1,166         1,050
                                  ----------     ---------     ---------
NET INCOME                       $   130,146   $    31,666   $    96,057
                                  ==========     =========     =========

INCOME PER COMMON SHARE          $       .05   $       .01   $       .04
                                  ==========     =========     =========
Weighted average number of
  common shares outstanding        2,494,430     2,494,430     2,494,430
                                  ==========     =========    ==========

The accompanying notes are an integral part of these statements.


                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------



                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 1993      2,494,430       $1,071,610     $1,617,325

  Net income                            --               --         96,057
                                 ---------        ---------      ---------
Balances, December 31, 1994      2,494,430        1,071,610      1,713,382

  Net income                            --               --         31,666
                                 ---------        ---------      ---------
Balances, December 31, 1995      2,494,430        1,071,610      1,745,048

  Net income                            --               --        130,146
                                 ---------        ---------      ---------
Balances, December 31, 1996      2,494,430       $1,071,610    $ 1,875,194
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.

                            PYRAMID OIL COMPANY

                          STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

                                         Year ended December 31,
                                     -------------------------------
                                        1996       1995        1994
                                     ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                          $130,146   $ 31,666    $ 96,057
  Adjustments to reconcile
    net income to net cash provided
    by operating activities:
      Provision for depletion,
        depreciation, amortization
        and valuation allowances       335,162    421,869     309,578
      Loss (gain) on sale of
        property and equipment             250    (36,250)    ( 4,312)
  Changes in operating assets
    and liabilities:
      Increase in trade
        accounts receivable            (74,891)   (21,946)    (53,629)
      (Increase) decrease in
        crude oil inventories          (41,516)     6,624     (18,980)
      (Increase) decrease in
          prepaid expenses             (13,961)     3,727     (18,827)
      Increase (decrease) in
         accounts payable and
         accrued liabilities            89,618   (116,340)    152,859
      Decrease in deferred taxes           --     (   442)    (12,521)
      Decrease in other assets           4,715         --          --
                                       -------    -------     -------
  Net cash provided by
    operating activities               429,523    288,908     450,225
                                       -------    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                (132,579)  (459,639)   (171,097)
  Proceeds from sale of
    property and equipment               3,100    160,000       9,250
                                       -------    -------     -------
  Net cash used in
    investing activities              (129,479)  (299,639)   (161,847)
                                       -------    -------     -------

The accompanying notes are an integral part of these statements.

                                PYRAMID OIL COMPANY
                              STATEMENTS OF CASH FLOWS
                                    (CONTINUED)
-----------------------------------------------------------------------------


                                         Year ended December 31,
                                      ------------------------------
                                         1996      1995        1994
                                       -------    -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on line
    of credit                         ( 96,000)  (100,000)   ( 52,000)
  Proceeds from line of credit          71,000    125,000      52,000
  Principal payments on long-term
    debt                              ( 98,999)  ( 61,908)   ( 60,527)
  Proceeds from borrowings of
    long-term debt                      53,650     30,978          --
                                       -------    -------     -------
  Net cash used in
    financing activities              ( 70,349)   ( 5,930)   ( 60,527)
                                       -------    -------     -------
Net increase (decrease) in cash
  and cash equivalents                 229,695    (16,661)    227,851

Cash and cash equivalents at
  beginning of year                    452,348    469,009     241,158
                                       -------    -------     -------
Cash and cash equivalents at
  end of year                        $ 682,043  $ 452,348   $ 469,009
                                       =======    =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                       $  15,997  $  21,205   $  21,918
                                       =======    =======     =======
Cash paid during the year
  for income taxes                   $   1,148  $   1,166   $   7,071
                                       =======    =======     =======

The accompanying notes are an integral part of these statements.

                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996
----------------------------------------------------------------------------


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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1996

----------------------------------------------------------------------------

    The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful. The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful. If the wells are successful, the costs of the wells remain capitalized. If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are charged to operations in the period the wells are determined to be unsuccessful.

    The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of "(the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows.


    Depletion, Depreciation, and Amortization
    -----------------------------------------

    Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 1996, 1995 and 1994 were $2.17, $3.11 and $1.67, respectively.

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 1996
------------------------------------------------------------------------------

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1996
------------------------------------------------------------------------------

2.  Long-Term Debt and Line of Credit
    ---------------------------------

Long-term debt at December 31, 1996 and 1995, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       1996         1995
                                                     ---------    ---------
  Note payable to a bank, secured by a deed
    of trust on the corporate office, payable
    in monthly installments of $1,467 principal,
    with interest at the prime rate (8.25% at
    December 31, 1996) plus 1.25%, payments
    continuing through December 2001, with
    the remaining principal and interest due
    in January 2002.                                 $ 89,396     $107,031

  Note payable to the Company's major shareholder,
    secured by a deed of trust on the Miller
    property, payable in monthly installments of
    $2,640 principal and interest, with interest
    at 9.75%, payments continuing through
    October 1996.                                          --       22,827

  Line of credit                                           --       25,000

  Other                                                40,405       45,292
                                                      -------      -------
                                                      129,801      200,150
  Less - current maturities                          ( 49,570)    ( 86,615)
                                                      -------      -------
                                                     $ 80,231     $113,535
                                                      =======      =======

At December 31, 1996 approximately $454,000 of gross property and equipment was pledged as collateral to secure $121,000 principal amount of long-term debt.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1996
-----------------------------------------------------------------------------

Maturities of long-term debt are as follows:

            Year ending December 31, 1997           $  49,570
                                     1998              26,044
                                     1999              17,604
                                     2000              17,604
                                     2001              17,604
                               Thereafter               1,375
                                                      -------
                                                    $ 129,801
                                                      =======

At December 31, 1996, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $100,000 through December 25, 1997. Interest on any borrowing is accrued at the bank's base rate plus 0.50 percentage points. The bank's base rate was 8.75% at December 31, 1996.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1996
-----------------------------------------------------------------------------
3.   Income Taxes
     ------------
   Income tax provision consists of the following:

                                         Year Ended December 31,
                                   -----------------------------------
                                    1996           1995          1994
                                   -------        -------       ------
   Federal income taxes:
     Current                     $      --       $     --      $     --
     Deferred                           --             --            --
                                   -------        -------       -------
                                        --             --            --
                                   -------        -------       -------
   State income taxes:
     Current                         1,148          1,166         1,050
     Deferred                           --             --            --
                                   -------        -------       -------
                                     1,148          1,166         1,050
                                   -------        -------       -------
   Income tax provision           $  1,148       $  1,166      $ 1,050
                                   =======        =======       =======

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:


                                              Year Ended December 31,
                                        -----------------------------------
                                          1996         1995          1994
                                        --------     --------      --------
                                                                  <C.
   Federal income tax expense
     at statutory rate                 $  44,640    $  11,163     $  33,016
   Net operating loss carryover          (44,823)     (11,577)      (35,065)
   Other                                   1,331        1,580         3,099
                                        --------     --------      --------
   Income tax provision                $   1,148    $   1,166     $   1,050
                                        ========     ========      ========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1996
-----------------------------------------------------------------------------
The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   1996          1995          1994
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     78,759   $    75,954   $    88,785
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    78,759        75,954        88,785
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   3,027,779     3,108,971     2,893,893
  Gross liabilities             (  520,768)   (  427,037)   (  417,888)
  Valuation allowance           (2,628,241)   (2,800,359)   (2,607,703)
                                ----------     ---------     ---------
                                (  121,230)   (  118,425)   (  131,698)
                                ----------     ---------     ---------
                               $(   42,471)  $(   42,471)  $(   42,913)
                                ==========     =========     =========

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:


                                             December 31,
                               ---------------------------------------
                                   1996          1995          1994
                               -----------   -----------   -----------
    Accounts receivable        $     1,600    $    1,600   $     7,778
    Inventory                       55,200        55,200        55,200
    Property and equipment      (  520,768)    ( 427,037)   (  417,888)
    Net operating loss
      carry forwards             1,326,686     1,386,580     1,242,360
    Investment tax credits         162,556       163,000       163,000
    Statutory depletion
      carryover                  1,538,537     1,559,391     1,488,533
    Accrued liabilities             21,959        19,154        25,807
    Valuation allowance         (2,628,241)   (2,800,359)   (2,607,703)
                                ----------     ---------     ---------
                               $(   42,471)  $(   42,471)  $(   42,913)
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1996
-----------------------------------------------------------------------------

At December 31, 1996, a valuation allowance has been provided against a significant portion of the deferred tax assets generated by net operating loss carry forwards, investment tax credits and the statutory depletion carryover due to the uncertainty of their future utilization.

The Company has federal income tax net operating loss carry forwards of approximately $3,513,000, which expire, to the extent not used, starting in 2001. For California tax purposes, as of December 31, 1996, the Company has unused net operating loss carry forwards of approximately $1,421,000, which expire each year through 2001.

At December 31, 1996, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $4,525,000, which currently has no expiration date.

As of December 31, 1996, the Company has an investment tax credit carryforward of approximately $163,000 available to reduce future taxes payable for financial reporting and federal income tax purposes. The investment tax credit, to the extent not used, will expire in varying amounts from 1997 through 2000.


4. Related-Party Transaction
   -------------------------

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The interest acquired by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $143,000, $140,000 and $140,000 in 1996, 1995 and 1994,
respectively.


5. Fourth Quarter Results (Unaudited)
   ---------------------------------

During the fourth quarter of 1996, 1995 and 1994, the Company adjusted the provision for depletion, depreciation and amortization to reflect the adjustment made to the Company's oil and gas reserves by independent consultants. The effect of these adjustments was to increase net income by approximately $88,000 in 1996 and $235,000 in 1994 and to decrease net income by $72,000 in 1995.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1996
-----------------------------------------------------------------------------


6. Commitments and Contingencies
   -----------------------------

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this property. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this property. The Company secured a waiver of its commitment to drill a well on this property in 1994 and again, in 1996. The Company drilled and completed a new well on this property in the second quarter of 1995.

Failure to drill the necessary well(s) in future years will result in the potential relinquishment of any undrilled or unproved acreage on this lease. Any relinquishment would not affect wells already drilled and producing on this lease. Sales from this lease in 1996, 1995 and 1994 were approximately $350,000, $362,000 and $332,000, respectively. Operating costs related to this lease in 1996, 1995 and 1994 were approximately $128,000, $127,000 and $103,000, respectively.

The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing one well on this lease in 1995 was approximately $312,000. The price of oil on this specific Carneros Creek field lease was $23.00 per barrel at December 31, 1996 and $19.50 per barrel at February 28, 1997.

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

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 1996
-----------------------------------------------------------------------------


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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 1996, 1995 and 1994 were as follows:

                                      1996         1995         1994
                                   ----------   ----------   ----------
Proved properties                 $ 9,545,500  $ 9,488,900  $ 9,119,400
Unproved properties
  being amortized                     189,300      189,300      189,300
Unproved properties
  not being amortized                      --           --           --
Accumulated depletion,
  depreciation, amortization
  and valuation allowances         (8,848,700)  (8,612,500)  (8,271,600)
                                    ---------    ---------    ---------
                                  $   886,100  $ 1,065,700  $ 1,037,100
                                    =========    =========    =========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1996
-----------------------------------------------------------------------------


The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  1996            1995           1994
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil   Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved reserves:
  Beginning of year            474     191     502     186     398    162
  Revisions of previous
    estimates                   96     128      54      22     203     43
  Extensions, discoveries
    and other additions         48      23      22      20      23     16
  Production                  (101)    (48)   (104)    (37)   (122)   (35)
                              ----    ----    ----    ----    ----   ----
  End of year                  517     294     474     191     502    186
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            451     171     479     170     375    148
                              ====    ====    ====    ====    ====   ====
  End of year                  499     278     451     171     479    170
                              ====    ====    ====    ====    ====   ====

The foregoing estimates have been prepared by the Company from data prepared by an independent petroleum engineer in respect to certain producing properties. Revisions in previous estimates as set forth above resulted from analysis of new information, as well as from additional production experience or from a change in economic factors.

The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 1996
---------------------------------------------------------------------------

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  1996         1995         1994
                               ----------    ----------    ----------
Proved developed reserves
  (Present value before
   income taxes)               $3,958,000    $2,155,000    $2,262,000
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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                       1996          1995          1994
                                      -------       -------       -------
Property acquisition costs           $ 18,200      $  2,000      $  2,500
Exploration costs                          --            --            --
Development costs                      38,400       369,500       170,200


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 1996
---------------------------------------------------------------------------

The results of operations for oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                     1996          1995          1994
                                  ----------    ----------    ----------
Sales                            $ 1,954,300   $ 1,628,300   $ 1,764,900
Production costs                   1,097,200       988,000       912,100
Exploration costs                         --            --            --
Depletion, depreciation,
  amortization and
  valuation allowances               236,200       340,900       214,200
                                   ---------     ---------     ---------
                                     620,900       299,400       638,600
Income tax provision                   1,200         1,200         1,100
                                   ---------     ---------     ---------
Results of operations from
  production activities          $   619,700   $   298,200   $   637,500
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                     1996          1995          1994
                                  ----------    ----------    ----------
Future cash inflows              $11,747,000   $ 7,579,000   $ 7,561,000
Future development and
  production costs                 6,342,000     4,665,000     4,548,000
Future income tax expense             12,000        12,000        12,000
                                  ----------    ----------    ----------
Future net cash flow               5,393,000     2,902,000     3,001,000
10% annual discount                1,252,000       626,000       645,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 4,141,000   $ 2,276,000   $ 2,356,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1996
-----------------------------------------------------------------------------


The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 1996, 1995 and 1994 were as follows:

                                     1996          1995          1994
                                  ----------    ----------    ----------
Extensions                       $   389,000   $   122,000   $   118,000
Revisions of previous estimates
  Price changes                    1,572,000      ( 40,000)    1,025,000
  Quantity estimate                  899,000       273,000       954,000
Other, net                          (227,000)     (158,000)     ( 34,000)
Development costs incurred            57,000       370,000       170,000
Changes in estimated future
  development costs                 (197,000)     (243,000)     ( 78,000)
Sales of oil and gas, net of
  production costs                  (857,000)     (640,000)     (853,000)
Accretion of discount                229,000       236,000        97,000
                                  ----------    ----------    ----------
                                   1,865,000      ( 80,000)    1,399,000
Net change in income taxes                --            --            --
                                  ----------    ----------    ----------
Net increase (decrease)           $1,865,000   $  ( 80,000)  $ 1,399,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1996
------------------------------------------------------------------------------


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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission. Because of the unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes being largely influenced and controlled by United States and foreign governmental actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not represent management's assessment of future profitability or future actual cash flows of the Company.

It should be recognized that applying current costs and prices and a ten percent standard discount rate allows for comparability but does not convey absolute value. The discounted amounts arrived at are only one measure of financial quantification of proved reserves.

The increase in the standardized measure of discounted future net cash flows at December 31, 1996 of $1,865,000 is due primarily to higher crude oil prices at year end. The change in the standardized measure of discounted future net cash flows decreased by $80,000 at December 31, 1995.

The increase of $1,399,000 in the Company's standardized measure of future net cash flows for the year ended December 31, 1994 is due primarily to revisions of previous estimates of both price changes and quantity estimates for a total of $1,979,000. The changes in crude oil prices at the end of each year has a significant impact on the valuation of the Company's reserves and discounted future net cash flows. Higher crude oil prices at the end of 1994 and lower production costs for 1994 created the increases previously described above.

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  QUARTERLY RESULTS
-----------------------------------------------------------------------------

                                        1996         1995
                                    ----------    ----------
    REVENUES:

      Quarter Ended:

          March 31                  $   417,656   $   398,678
          June 30                       485,048       399,706
          September 30                  464,289       417,430
          December 31                   587,281       412,527
                                     ----------    ----------
                                    $ 1,954,274   $ 1,628,341
                                     ==========    ==========

    NET INCOME (LOSS):

      Quarter Ended:

          March 31                  $(   51,926)  $    61,769
          June 30                        22,294        23,802
          September 30                   16,343    (   59,105)
          December 31 (a)               143,435         5,200
                                     ----------    ----------
                                    $   130,146   $    31,666
                                     ==========    ==========

    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:

          March 31                  $      (.02)  $       .02
          June 30                           .01           .01
          September 30                      .01          (.02)
          December 31 (a)                   .05           .00
                                     ----------    ----------
                                    $       .05   $       .01
                                     ==========    ==========

(a) Adjustments to depletion, depreciation, amortization and valuation allowances made by the Company are recorded in the fourth quarter amounts (see
Note 5 of Notes to Financial Statements included in Item 7 of this Form 10-KSB). The adjustments were required due to changes in estimates of oil and gas reserves by independent consultants.

                                 PYRAMID OIL COMPANY
                                CORPORATE INFORMATION



Board of Directors....J. Ben Hathaway, President, Pyramid Oil Company
                      John H. Alexander, Vice President, Pyramid Oil Company John E. Turco, Private Investor
                      Jack W. Wood, President, Labar-Ensign, Inc.
                      Otto Hackel, Independent Oil Producer and Geologist

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

District Offices......Bakersfield, California

Legal Counsel.........Troy & Gould - Los Angeles, California
                      Ganong & Kleier - Bakersfield, California

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

                         Not Applicable


                                  PART III



ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting of Shareholders.


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting of Shareholders.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information in Note 4 of Notes to Financial Statements included in Item 7 of this Form 10-KSB is incorporated herein by reference.

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest acquired by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $143,000 in 1996, $140,000 in 1995 and $140,000 in 1994.

                                   PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  1.  Financial Statements
         --------------------

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants
            Balance Sheets at December 31, 1996 and 1995.
            Statements of Operations for the three years in the period ended December 31, 1996.
            Statements of Shareholders' Equity for the three
              years in the period ended December 31, 1996.
            Statements of Cash Flows for the three
              years in the period ended December 31, 1996.
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

(1) Incorporated by reference from Exhibits 18-1 and 18-2, respectively, to the Registrant's 1971 Form 10.
(2) Incorporated by reference from the Registrant's August 25, 1986 Proxy Statement.
(3) Incorporated by reference from Exhibit 1 to the Registrant's August 25, 1986 Proxy Statement.
(4) Incorporated by reference from Exhibit 1 to the Registrant's June 4, 1987 Form 8-K.

(b) Reports on Form 8-K
    -------------------

      No reports on Form 8-K were filed during the fourth quarter of 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 28, 1997                         By:    J. BEN HATHAWAY
                                          ----------------------
                                              J. Ben Hathaway
                                             Director/President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     J. BEN HATHAWAY          Director/President            March 28, 1997
---------------------------
     J. Ben Hathaway


    JOHN H. ALEXANDER         Director/Vice President       March 28, 1997
---------------------------
    John H. Alexander


       OTTO HACKEL            Director                      March 28, 1997
---------------------------
       Otto Hackel

                              Director                      March 28, 1997
---------------------------
       John E. Turco

                              Director                      March 28, 1997
---------------------------
       Jack W. Wood


   LEE G. CHRISTIANSON       Corporate Secretary/           March 28, 1997
---------------------------  Principal Accounting Officer
   Lee G. Christianson