Form 10QSB
period 1997-03-31
PYRAMID OIL CO
filed 1997-05-27
CIK 81318

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended March 31, 1997

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                    2,494,430
                (Class)                      (Outstanding at March 31, 1997)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 1997           1996
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $793,888       $682,043
  Trade accounts receivable                      172,428        260,553
  Crude oil inventory                            117,892        117,892
  Prepaid expenses                                65,072         94,573
  Deferred income taxes                           74,118         78,759
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,223,398      1,233,820
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,003,265      9,734,780
  Drilling and operating equipment             3,521,535      3,993,349
  Land, buildings and improvements               917,461        890,603
  Automotive, office and other
    property and equipment                     1,039,648      1,037,397
                                             ------------   ------------
                                              15,481,909     15,656,129
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,024,492)   (13,370,310)
                                             ------------   ------------
                                               2,457,417      2,285,819
                                             ------------   ------------

                                              $3,680,815     $3,519,639
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 1997           1996
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $285,113       $106,652
  Accrued professional fees                       22,284         32,750
  Accrued taxes, other than income taxes          29,236         29,236
  Accrued payroll and related costs               38,603         32,898
  Accrued royalties payable                       75,942         85,066
  Accrued insurance                               16,865         35,202
  Current maturities of long-term debt            39,337         49,570
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               507,380        371,374
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         68,570         80,231
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  116,589        121,230
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,916,666      1,875,194
                                             ------------   ------------
                                               2,988,276      2,946,804
                                             ------------   ------------
                                              $3,680,815     $3,519,639
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             Three months ended March 31,
                                             ---------------------------
                                                 1997           1996
                                             ------------   ------------
  REVENUES                                      $473,190       $417,656
                                             ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                           213,322        259,773
    General and administrative                   121,756         93,538
    Taxes, other than income
        and payroll taxes                         17,338         19,289
    Provision for depletion,
        depreciation and amortization            107,633        101,520
    Other costs and expenses                       1,078          1,757
                                             ------------   ------------
                                                 461,127        475,877
                                             ------------   ------------
  OPERATING INCOME (LOSS)                         12,063        (58,221)
                                             ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                6,919          6,043
    Other income                                  23,934          5,050
    Interest expense                              (1,444)        (4,450)
                                             ------------   ------------
                                                  29,409          6,643
                                             ------------   ------------
  INCOME (LOSS) BEFORE
     INCOME TAX PROVISION                         41,472        (51,578)
   Income tax provision                               --            348
                                             ------------   ------------
  NET INCOME (LOSS)                             $ 41,472       $(51,926)
                                             ============   ============

  INCOME (LOSS) PER COMMON SHARE                   $0.02         ($0.02)
                                             ============   ============
  Weighted average number of
    common shares outstanding                  2,494,430      2,494,430
                                             ============   ============

                  See Accompanying Notes to Financial Statements.


        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                  Three months ended March 31,
                                                  ---------------------------
                                                      1997           1996
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ 41,472      $( 51,926)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Provision for depletion,
        depreciation and amortization                 107,633        101,520
      Gain on sale of fixed assets                    (20,634)        (2,500)
  Changes in assets and liabilities:
    (Increase) decrease in trade
      accounts receivable                              88,125        (34,428)
    Decrease in prepaid expenses                       29,501         10,956
    Increase (decrease) in accounts
      payable and accrued liabilities                 146,239           (863)
                                                     ---------      ---------
   Net cash provided by operating activities          392,336         22,759
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (306,597)       (25,072)
  Proceeds from sale of property and equipment         48,000          2,500
                                                     ---------      ---------
   Net cash used in investing activities             (258,597)       (22,572)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                             --         15,000
  Proceeds from new borrowing                              --         15,650
  Principal payments on long-term debt                (21,894)       (17,423)
                                                     ---------      ---------
   Net cash (used in) provided by
      financing activities                            (21,894)        13,227
                                                     ---------      ---------
Net increase in cash and cash equivalents             111,845         13,414
Cash and cash equivalents at beginning of period      682,043        452,348
                                                     ---------      ---------
Cash and cash equivalents at end of period           $793,888       $465,762
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the three months for interest      $1,444         $4,450
                                                     =========      =========

                 See Accompanying Notes to Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

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

A summary of the Company's significant accounting policies is contained in its December 31, 1996 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 1996 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 1997 and 1996.

(3)  COMMITMENTS

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this property. The price of oil on this lease was approximately $17.40 per barrel at May 12, 1997.

Failure to drill the necessary well(s) in the future will result in the potential relinquishment of any undrilled or unproved acreage on this lease. Any relinquishment would not affect wells already drilled and producing on this lease. The Company drilled and completed a well on this lease in the second quarter of 1995 and in the first quarter of 1997. The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing the one well on this lease in 1995 was approximately $312,000. The total costs of drilling and completing the well drilled in 1997 have not been determined at this time.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is directly influenced by crude oil prices posted by major oil companies. Average crude oil prices for the first quarter of 1997 increased by approximately $2.90 per equivalent barrel when compared with the same period for 1996. During the first quarters of 1997 and 1996, the Company experienced twelve separate price changes. At the end of the first quarter of 1997, crude oil prices decreased by approximately $2.90 per barrel when compared with crude oil prices at December 31, 1996. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $111,845 for the three months ended March 31, 1997. During the first quarter of 1997, operating activities generated cash flows of $392,336. This was offset by capital expenditures for the first quarter of 1997 of $306,597 and principal payments on long-term debt of $21,894. Capital expenditures for the first quarter of 1997 included the drilling of a new well and significant remedial well work on one of the Company's existing wells. See the Statements of Cash Flows for additional detailed information.

During the last ten years, crude oil prices have fluctuated dramatically. Thus, the Company has continued with its approach of focusing on its most profitable properties to optimize the Company's resources. Cost reductions and consolidations in all areas of operations have been maintained to conserve capital. In prior years, the Company shut-in or reduced operations on certain oil and gas properties that were uneconomic. During 1996 and continuing into 1997, certain of these properties were returned to production due to favorable crude oil prices in 1996 and for the first quarter of 1997.


                        FORWARD LOOKING INFORMATION


Crude oil prices have decreased by $2.90 per barrel since March 31, 1997 and by $5.50 per barrel since December 31, 1996. Crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market uncertainty, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time.

During the second quarter of 1997, the Company completed a well that was drilled in the first quarter of 1997. This well is currently producing approximately fifteen barrels of crude oil per day. In March of 1997, one of the Company's oil wells that was producing approximately 60 barrels of crude oil per day was shut down due to water entry into the well caused by a failure of the well casing. The Company has done significant remedial work on this well and is planning to complete this work in the second quarter of 1997.

       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997
  COMPARED TO THE QUARTER ENDED MARCH 31, 1996


REVENUES

Oil and gas sales increased by 13% for the three months ended March 31, 1997 when compared with the same period for 1996. Oil and gas sales increased by 17% due to higher average crude oil prices for the first quarter of 1997. The average price of the Company's oil and gas for the first quarter of 1997 increased by approximately $2.90 per equivalent barrel compared to 1996. This was offset by a 4% decline in revenues due to lower production of crude oil. The Company's net revenue share of crude oil production decreased by approximately 900 barrels for the first three months of 1996.


OPERATING EXPENSES

Operating expenses decreased by 18% for the first quarter of 1997. The cost to produce an equivalent barrel of crude oil decreased by approximately $1.50 per barrel for the first three months of 1997 when compared with the first quarter of 1996.

During the first quarter of 1997, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of one oil well and remedial well work on a second well. The costs associated with the drilling and remedial well work were capitalized as Oil and Gas Properties and Equipment. In 1996, the Company devoted all of its resources to the ongoing maintenance and operation of its producing wells. All costs associated with the ongoing maintenance and operation of these wells were expensed in the first quarter of 1996. As a result operating expenses for 1997 decreased by 11% when compared with the same period for 1996. The remaining decrease in operating costs of 7% is due to the reduced level of activity for the first quarter of 1996.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by 30% for the first three months of 1997 when compared with the same period for 1996. Professional fees increased by 27% for the first quarter of 1997 due to higher costs for legal services. The Company is a plaintiff in a continuing legal action, that generated the majority of the increase in legal fees for the first quarter of 1997.

OTHER INCOME

The primary reason for the increase in other income is due to the gain on the sale of certain of the Company's fixed assets. The Company sold four of its well servicing rigs in the first quarter of 1997 for a gain of approximately $21,000.

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

          No Form 8-K's were filed during the three months ended March 31, 1997.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 9, 1997                          J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  May 9, 1997                         JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule