Form 10QSB
period 1997-06-30
PYRAMID OIL CO
filed 1997-11-06
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 1997

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                 2,494,430
                (Class)                      (Outstanding at June 30, 1997)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                               June 30,     December 31,
                                                 1997           1996
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $493,272       $682,043
  Trade accounts receivable                      165,738        260,553
  Crude oil inventory                            117,892        117,892
  Prepaid expenses                                36,651         94,573
  Deferred income taxes                           78,373         78,759
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    891,926      1,233,820
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,160,442      9,734,780
  Drilling and operating equipment             3,530,187      3,993,349
  Land, buildings and improvements               919,117        890,603
  Automotive, office and other
    property and equipment                     1,041,190      1,037,397
                                             ------------   ------------
                                              15,650,936     15,656,129
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,131,918)   (13,370,310)
                                             ------------   ------------
                                               2,519,018      2,285,819
                                             ------------   ------------
                                              $3,410,944     $3,519,639
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 1997           1996
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 79,808       $106,652
  Accrued professional fees                       27,784         32,750
  Accrued taxes, other than income taxes              --         29,236
  Accrued payroll and related costs               36,978         32,898
  Accrued royalties payable                       69,467         85,066
  Accrued insurance                                5,863         35,202
  Current maturities of long-term debt            30,216         49,570
  Line of credit                                  25,000             --
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               275,116        371,374
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         57,667         80,231
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  120,844        121,230
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,885,707      1,875,194
                                             ------------   ------------
                                               2,957,317      2,946,804
                                             ------------   ------------
                                              $3,410,944     $3,519,639
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  1997        1996         1997        1996
                               ---------   ---------    ---------   ---------
  REVENUES                      $381,186    $485,048     $854,376    $902,704
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           207,668     249,887      420,990     509,660
    General and administrative    90,865      97,013      212,621     190,551
    Taxes, other than income
      and payroll taxes           13,076      10,705       30,414      29,994
    Provision for depletion,
      depreciation and
      amortization               107,426     105,463      215,059     206,983
    Other costs and expenses       8,559       7,336        9,637       9,093
                               ---------   ---------    ---------   ---------
                                 427,594     470,404      888,721     946,281
                               ---------   ---------    ---------   ---------
  OPERATING INCOME (LOSS)        (46,408)     14,644      (34,345)    (43,577)
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income                5,634       5,739       12,553      11,782
    Other income                  12,900       7,350       36,834      12,400
    Interest expense              (1,937)     (4,639)      (3,381)     (9,089)
                               ---------   ---------    ---------   ---------
                                  16,597       8,450       46,006      15,093
                               ---------   ---------    ---------   ---------
  INCOME (LOSS) BEFORE
     INCOME TAX PROVISION        (29,811)     23,094       11,661     (28,484)
   Income tax provision            1,148         800        1,148       1,148
                               ---------   ---------    ---------   ---------
  NET INCOME (LOSS)            $ (30,959)  $  22,294    $  10,513   $ (29,632)
                               =========   =========    =========   =========

INCOME (LOSS) PER COMMON SHARE    ($0.01)      $0.01        $0.00      ($0.01)
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

                  See Accompanying Notes to Financial Statements.


        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                     Six months ended June 30,
                                                     -------------------------
                                                          1997        1996
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $  10,513   $ (29,632)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Provision for depletion,
        depreciation and amortization                    215,059     206,983
      Gain on sale of fixed assets                       (20,634)     (2,500)
      Changes in assets and liabilities:
        Decrease (increase) in
          trade accounts receivable                       94,815      (9,487)
        Decrease in prepaid expenses                      57,922      38,031
        Decrease in accounts payable
          and accrued liabilities                       (101,904)    (54,262)
                                                       ---------   ---------
    Net cash provided by operating activities            255,771     149,133
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (475,624)    (53,517)
  Proceeds from sale of property and equipment            48,000       2,500
                                                       ---------   ---------
    Net cash used in investing activities               (427,624)    (51,017)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                            25,000      31,000
  Principal payments on line of credit                        --     (56,000)
  Proceeds from new borrowing                                 --      15,650
  Principal payments on long-term debt                   (41,918)    (36,599)
                                                       ---------   ---------
    Net cash used in financing activities                (16,918)    (45,949)
                                                       ---------   ---------
    Net (decrease) increase in cash
      and cash equivalents                              (188,771)     52,167
    Cash and cash equivalents at beginning of period     682,043     452,348
                                                       ---------   ---------
    Cash and cash equivalents at end of period          $493,272    $504,515
                                                       =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the six months for interest            $3,381      $9,089
                                                       =========   =========
  Cash paid during the six months for income taxes        $1,148      $1,148
                                                       =========   =========
                 See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 1997
                               (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and the results of its operations and its cash flows for the three and six months periods ended June 30, 1997 and 1996. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 1997 and 1996.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this lease. The price of oil on this lease was approximately $16.60 per barrel at August 12, 1997.

Failure to drill the necessary well(s) will result in the potential relinquishment of any undrilled or unproven acreage on this specific lease. Any relinquishment would not affect wells already drilled and producing on this lease. The Company drilled and completed a well on this lease during the first half of 1997. The cost of drilling and completing a well can vary significantly. The Company's total costs of drilling and completing the one well on this lease in 1997 were approximately $256,000.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        IMPACT OF CHANGING PRICES

The Company's revenue is directly influenced by crude oil prices posted by major oil companies. Average crude oil prices for the second quarter of
1997 decreased by approximately $1.60 per equivalent barrel over second quarter 1996 crude prices. Average crude oil prices for the first six months of 1997 have increased by approximately sixty cents per equivalent barrel as compared with the same period for 1996. Crude oil prices continue to be volatile during the first half of 1997. During the first six months of
1997, the Company experienced twenty-eight separate price changes.   For the
same period of 1996 the Company experienced twenty-six price changes. At the end of the second quarter of 1997, crude oil prices had decreased by approximately $6.75 since December 31, 1996. The Company cannot predict the future course of crude oil prices.

                     LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $188,771 for the six months ended
June 30, 1997.   During the first half of 1997 operating activities generated cash flows of $255,771. This was offset by Capital spending for the first six months of 1997 of $475,624 and principal payments on long-term debt of $41,918. Capital expenditures for 1997 included the drilling of a new well and significant remedial work on one of the Company's existing wells. See the Statements of Cash Flows for additional detailed information.

During the last ten years, crude oil prices have fluctuated dramatically.
Thus the Company has continued with its approach of focusing on its most profitable properties to optimize the Company's resources. Cost reductions and consolidations in all areas of operations have been maintained to conserve capital. In prior years, the Company shut-in or reduced operations on certain other oil and gas properties that were uneconomic. During 1996 and continuing into 1997, certain of these properties were returned to production due to favorable crude oil prices during 1996 and the first quarter of 1997.

                       FORWARD LOOKING INFORMATION

Crude oil prices have increased by eighty cents per barrel since June 30, 1997. Crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market instability, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time.

During the second quarter of 1997, the Company completed a well that was drilled in the first quarter of 1997. This well is currently producing approximately fifteen barrels of crude oil per day. In March of 1997, one of the Company's oil wells that was producing approximately 60 barrels of crude oil per day was shut-in due to water entry into the well caused by a failure of the well casing. The Company has done significant remedial work on this well and returned the well to production in the second quarter of 1997.


          ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997
  COMPARED TO THE QUARTER ENDED JUNE 30, 1996

REVENUES

Oil and gas sales decreased by 21.4% for the three months ended June 30, 1997 when compared with the same period for 1996. Oil and gas sales decreased by 7.7% due to lower average crude oil prices for the second quarter of 1997. The average price of the Company's oil and gas for the second quarter of 1997 decreased by approximately $1.60 per equivalent barrel compared to the same period for 1996. Oil and gas sales also decreased by 13.7% due to lower crude oil production during the second quarter of 1997. The Company's net revenue share of crude oil production decreased by approximately 40 barrels per day during the second quarter of 1997. The decrease in production is primarily the result of one of the Company's wells that was producing approximately 60 barrels per day being shut-in due to failure of the well casing, for most of the second quarter of 1997.

OPERATING EXPENSES

Operating expenses decreased by 16.9% for the second quarter of 1997. The average cost to produce an equivalent barrel of crude oil decreased by approximately thirty-five cents per barrel for the second quarter of 1997 when compared with the second quarter of 1996.

During the second quarter of 1997, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of one oil well and remedial work on a second well. The costs which were associated with the drilling and remedial well work were capitalized as Oil and Gas Properties and Equipment. In 1996, the Company devoted all of its resources to the ongoing maintenance and operation of its producing wells. All costs associated with the ongoing maintenance and operation of these wells are expensed in the current period. As a result, second quarter 1997 operating costs decreased by 20.7% over the second quarter of 1996.

RESULTS OF OPERATIONS FOR THE SIX ENDED JUNE 30, 1997
  COMPARED TO THE SIX ENDED JUNE 30, 1996


REVENUES

Oil and gas sales decreased by 5.4% for the six months ended June 30, 1997 when compared with the same period for 1996. Oil and gas sales increased by 3.2% due to higher average crude oil prices for the first half of 1997. The average price of the Company's oil and gas for the first six months of 1997 increased by approximately sixty cents per equivalent compared with the same period for 1996. This was offset by a 8.6% decline in revenues due to lower production of crude oil. The Company's net revenue interest share of oil and gas production decreased by approximately twenty-five barrels per day for the six months ended June 30, 1997. The decrease in production is primarily the result of one of the Company's wells that was producing approximately 60 barrels per day being shut-in due to failure of the well casing, for more than three months during the first half of 1997. This was offset by production from a new well that was drilled during the first half of 1997.


OPERATING EXPENSES

Operating expenses decreased by 17.4% for the six months ended June 30, 1997. The cost to produce an equivalent barrel of crude oil decreased by approximately $1.00 per barrel for the six months ended June 30, 1997.

During the first and second quarters of 1997, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of one oil well and remedial work on a second well. The costs associated with the drilling and remedial well work were capitalized as Oil and Gas Properties and Equipment. In 1996, the Company devoted all of its resources to the ongoing maintenance and operation of its producing wells. All costs associated with the ongoing maintenance and operation of these wells are expensed in the first and second quarters of 1996. As a result, operating costs for the first six months of 1997 decreased by 15.8% over the first six months of 1996.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 11.6% for the first six months of 1997 when compared with the same period for 1996. Professional fees increased by 11.2% for the six months ended June 30, 1997 due to higher costs for legal services. The Company is a plaintiff in a continuing legal action, that generated the increase in legal fees for 1997.


OTHER INCOME

The increase in other income is due primarily to a gain of $21,000 on the sale of four of the Company's well servicing rigs in the first quarter of 1997.

                       PYRAMID OIL COMPANY

                   PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 2.  -  Changes in Securities

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Submission of Matters to a Vote of Security Holders

               On June 5, 1997, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Two items were voted on during the meeting; election of Directors and approval of Auditors. The shareholders elected J. Ben Hathaway, John H. Alexander, Otto Hackel, John E. Turco and Jack W. Wood to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders also approved the selection of Arthur Andersen LLP as auditors for 1997. Each item is fully described in the Company's Proxy dated April 30, 1997.

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

          No Form 8-K's were filed during the three months ended June 30, 1997.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  August 12, 1997                      J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  August 12, 1997                     JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule