Form 10QSB
period 1997-09-30
PYRAMID OIL CO
filed 1997-11-25
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 1997

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      COMMON STOCK WITHOUT PAR VALUE                 2,494,430
               (Class)                    (Outstanding at September 30, 1997)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                            September 30,   December 31,
                                                 1997           1996
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $644,586       $682,043
  Trade accounts receivable                      180,549        260,553
  Crude oil inventory                            117,892        117,892
  Prepaid expenses                                28,898         94,573
  Deferred income taxes                           79,859         78,759
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,051,784      1,233,820
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,174,386      9,734,780
  Drilling and operating equipment             3,174,270      3,993,349
  Land, buildings and improvements               919,117        890,603
  Automotive, office and other
    property and equipment                     1,036,974      1,037,397
                                             ------------   ------------
                                              15,304,747     15,656,129
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (12,984,685)   (13,370,310)
                                             ------------   ------------
                                               2,320,062      2,285,819
                                             ------------   ------------
                                              $3,371,846     $3,519,639
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,  December 31,
                                                 1997           1996
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 70,184       $106,652
  Accrued professional fees                       35,500         32,750
  Accrued taxes, other than income taxes          15,271         29,236
  Accrued payroll and related costs               30,912         32,898
  Accrued royalties payable                       75,290         85,066
  Accrued insurance                                3,323         35,202
  Current maturities of long-term debt            24,904         49,570
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               255,384        371,374
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         51,293         80,231
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  122,330        121,230
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,871,229      1,875,194
                                             ------------   ------------
                                               2,942,839      2,946,804
                                             ------------   ------------
                                              $3,371,846     $3,519,639
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                Three months ended       Nine months ended
                                   September 30,           September 30,
                               ---------------------    ---------------------
                                  1997        1996         1997        1996
                               ---------   ---------    ---------   ---------
  REVENUES                      $388,519    $464,289   $1,242,895  $1,366,993
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           273,460     246,501      694,450     756,161
    General and administrative    91,497      84,448      304,117     274,999
    Taxes, other than income
      and payroll taxes           18,688      17,054       49,102      47,048
    Provision for depletion,
      depreciation and
      amortization               107,860     109,923      322,919     316,906
    Other costs and expenses       1,743       1,518       11,381      10,611
                               ---------   ---------    ---------   ---------
                                 493,248     459,444    1,381,969   1,405,725
                               ---------   ---------    ---------   ---------
  OPERATING INCOME (LOSS)       (104,729)      4,845     (139,074)    (38,732)
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income                4,540       6,096       17,093      17,878
    Other income                  88,144       8,990      124,978      21,390
    Interest expense              (2,433)     (3,588)      (5,814)    (12,677)
                               ---------   ---------    ---------   ---------
                                  90,251      11,498      136,257      26,591
                               ---------   ---------    ---------   ---------
  INCOME (LOSS) BEFORE
     INCOME TAX PROVISION        (14,478)     16,343       (2,817)    (12,141)
   Income tax provision               --          --        1,148       1,148
                               ---------   ---------    ---------   ---------
  NET INCOME (LOSS)            $ (14,478)  $  16,343    $  (3,965)  $ (13,289)
                               =========   =========    =========   =========

INCOME (LOSS) PER COMMON SHARE    ($0.01)      $0.01        $0.00      ($0.01)
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                        Nine months ended
                                                          September 30,
                                                     -------------------------
                                                          1997        1996
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $  (3,965)  $ (13,289)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Provision for depletion,
        depreciation and amortization                    322,919     316,906
      Gain on sale of fixed assets                       (77,294)     (2,250)
      Changes in assets and liabilities:
        Decrease (increase) in
          trade accounts receivable                       80,004     (30,515)
        Decrease in prepaid expenses                      65,675       8,490
        Decrease in accounts payable
          and accrued liabilities                        (91,324)     (5,475)
                                                       ---------   ---------
    Net cash provided by operating activities            296,015     273,867
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (503,568)    (99,305)
  Proceeds from sale of property and equipment           223,700       3,100
                                                       ---------   ---------
    Net cash used in investing activities               (279,868)    (96,205)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                            30,000      31,000
  Principal payments on line of credit                   (30,000)    (56,000)
  Proceeds from new borrowing                                 --      28,650
  Principal payments on long-term debt                   (53,604)    (57,631)
                                                       ---------   ---------
    Net cash used in financing activities                (53,604)    (53,981)
                                                       ---------   ---------
    Net (decrease) increase in cash
      and cash equivalents                               (37,457)    123,681
    Cash and cash equivalents at beginning of period     682,043     452,348
                                                       ---------   ---------
    Cash and cash equivalents at end of period          $644,586    $576,029
                                                       =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the nine months for interest           $5,814     $12,677
                                                       =========   =========
  Cash paid during the nine months for income taxes       $1,148      $1,148
                                                       =========   =========
                 See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997
                               (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations and its cash flows for the three and nine months periods ended September 30, 1997 and 1996. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 1997 and 1996.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this lease. The price of oil on this lease was approximately $16.75 per barrel at November 10, 1997.

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


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        IMPACT OF CHANGING PRICES

The Company's revenue is directly influenced by crude oil prices posted by major oil companies. Average crude oil prices for the third quarter of 1997 decreased by approximately $1.60 per equivalent barrel over third quarter 1996 crude prices. Average crude oil prices for the first nine months of 1997 have decreased by approximately twenty cents per equivalent barrel as compared with the same period for 1996. Crude oil prices continued to be erratic during the first nine months of 1997. The Company experienced thirty-three separate
price changes during the first nine months of 1997.   For the same period of
1996 the Company experienced thirty-two price changes. At the end of the third quarter of 1997, crude oil prices had decreased by approximately $4.70 since December 31, 1996. The Company cannot predict the future course of crude oil prices.

                     LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by approximately $37,000 for the nine months ended September 30, 1997. For the nine months ended September 30, 1997 the Company generated cash flows of approximately $296,000 from operating activities and $224,000 in proceeds from the sale of well servicing rigs.
This was offset by capital spending for the nine months ended September 30, 1997 of $504,000 and principal payments on long-term debt of $54,000. Capital expenditures for the nine months ended September 30, 1997 included the drilling of a new well and significant remedial work on one of the Company's existing wells. See the Statements of Cash Flows for additional detailed information.

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

                       FORWARD LOOKING INFORMATION

Crude oil prices have decreased by seventy-five cents per barrel since September 30, 1997. Crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market instability, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time.

During the second quarter of 1997, the Company completed a well that was drilled in the first quarter of 1997. This well is currently producing approximately twenty-five barrels of crude oil per day. In March of 1997, one of the Company's oil wells that was producing approximately 60 barrels of crude oil per day was shut-in due to water entry into the well caused by a failure of the well casing. The Company has done significant remedial work on this well and returned the well to production in the second quarter of 1997. This well is currently producing approximately ten barrels of crude oil per day during the third quarter of 1997.


          ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996

REVENUES

Oil and gas sales decreased by 16.3% for the three months ended September 30, 1997 when compared with the same period for 1996. Oil and gas sales decreased by 8.4% due to lower average crude oil prices for the third quarter of 1997. The average price of the Company's oil and gas for the third quarter of 1997 decreased by approximately $1.60 per equivalent barrel compared to the same period for 1996. Oil and gas sales also decreased by 8% due to lower crude oil production during the third quarter of 1997. The Company's net revenue share of crude oil production decreased by approximately 20 barrels per day during the third quarter of 1997. Approximately half of the decrease in crude oil production is due to one lease.


OPERATING EXPENSES

Operating expenses increased by 10.9% for the third quarter of 1997. The average cost to produce an equivalent barrel of crude oil increased by approximately $1.90 per barrel for the third quarter of 1997 when compared with the third quarter of 1996. During the third quarter of 1997, the Company incurred certain costs to abandon four oil wells. This activity increased third quarter 1997 operating expenses by 8%. No such expenditures were incurred in the third quarter of 1996.


OTHER INCOME

Other income for the third quarter of 1997 includes a gain of $57,000 from the sale of one of the Company's well servicing rigs. Other income for the third quarter of 1997 also includes a gain of $28,000 from the sale of surplus production supplies and scrap metal.

RESULTS OF OPERATIONS FOR THE NINE ENDED SEPTEMBER 30, 1997
  COMPARED TO THE NINE ENDED SEPTEMBER 30, 1996


REVENUES

Oil and gas sales decreased by 9% for the nine months ended September 30, 1997 when compared with the same period for 1996. Oil and gas sales decreased by 8% due to lower crude oil production for the nine months ended September 30, 1997. The Company's net revenue interest share of oil and gas production decreased by approximately 20 barrels per day for the nine months ended September 30, 1997. Average sales prices for the nine months ended September 30, 1997 and 1996 were comparable between periods.


OPERATING EXPENSES

Operating expenses decreased by 8% for the nine months ended September 30, 1997. During the first and second quarters of 1997, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of one oil well and remedial work on a second well. The costs associated with the drilling and remedial well work were capitalized as Oil and Gas Properties and Equipment. In 1996, the Company devoted all of its resources to the ongoing maintenance and operation of its producing wells. All costs associated with the ongoing maintenance and operation of these wells are expensed in the first nine months of 1996. As a result, operating costs for the first nine months of 1997 decreased by 11.3% over the first nine months of 1996.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 10.6% for the first nine months of 1997 when compared with the same period for 1996. Professional fees increased by 8.4% for the nine months ended September 30, 1997 due to higher costs for legal services. The Company is a plaintiff in a continuing legal action, that generated the increase in legal fees for 1997.


OTHER INCOME

Other income for the nine months ended September 30, 1997 includes gains of $77,000 from the sales of five of the Company's well servicing rigs. Other income for 1997 also includes a gain of $34,000 from the sale of surplus production supplies and scrap metal.

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

          No Form 8-K's were filed during the three months ended September 30, 1997.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 10, 1997                     J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated: November 10, 1997                    JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule