Form 10KSB
period 1997-12-31
PYRAMID OIL CO
filed 1998-03-25
CIK 81318

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

               For the fiscal year ended December 31, 1997

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

State the registrant's revenues for its most recent fiscal year:  $1,537,832.

   The aggregate market value on March 23, 1998, of Common shares held by non-affiliates was approximately $536,000 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

       At March 23, 1998, there were 2,494,430 Common shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

   Transitional Small Business Disclosure Format (check one):
   Yes      No X

                          PYRAMID OIL COMPANY

                    1997 FORM 10-KSB ANNUAL REPORT

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

The Company's executive offices are located at 2008 21st Street, Bakersfield, California, 93301, telephone (805) 325-1000, facsimile (805) 325-0100.


(b)  DESCRIPTION OF BUSINESS - OIL AND GAS OPERATIONS
     ------------------------------------------------

Exploration and Development
---------------------------

Pyramid operates in a highly competitive industry wherein many companies, from large multinational companies to small independent producers, are competing for a finite amount of oil and gas resources. The Company seeks out properties to explore for oil and gas by drilling and also seeks out producing oil and gas properties that can be purchased and operated. The Company has one producing property with proved undeveloped reserves as of December 31, 1997. Management believes that under the right economic conditions, several other producing properties that the Company owns could have further developmental potential. Certain oil properties currently owned and operated by the Company may be receptive to enhanced oil recovery procedures when economic conditions improve.

Oil and Gas Production Operations
---------------------------------

During 1997, Pyramid operated 25 oil and gas leases (properties) that produce crude oil and/or natural gas (production) in Kern and Santa Barbara Counties in the State of California. Production operations consist primarily of pumping oil from a well(s) into tanks and selling the oil to a buyer and maintaining production facilities. Operations of properties differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

The Company from time to time drills new wells or redrills existing wells, on properties owned by the Company in an attempt to increase the daily oil and gas production. In the last five years, the Company has utilized the services of outside drilling contractors for drilling new wells and redrilling existing wells. Workovers, maintenance and repairs of existing wells to maintain or increase oil and gas production are carried out by Company personnel on a continuing basis. Most workover and remedial work is performed with Company rigs.

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate 134 total wells, and of these, approximately 75 were in daily operation during 1997. Operations continue to be reduced on specific properties that are currently generating a marginal gross profit in an effort to hold the properties until economic conditions warrant full scale operations.

The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.

Marketing of Crude Oil and Natural Gas
--------------------------------------

The Company sells its crude oil to Kern Oil & Refining, Tosco Refining Company and E.O.T.T. Energy Operating Limited Partnership, accounting for approximately 44%, 29% and 24%, respectively, of Pyramid's crude oil and gas sales in 1997. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Natural gas is sold to companies in the area of operations. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year; however, there are some seasonal influences that may affect natural gas sales from the interests owned in the State of New York.


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

The oil and gas industry, in general, has been adversely affected by several factors beyond the Company's control, including unstable oil and gas prices, uncertainty regarding the effect of pricing agreements and production quotas and allocations established by the Organization of Petroleum Exporting Countries, political instability in the Middle East and the status of ever-changing federal and state legislation and regulation.

Given the uncertainty of international and domestic political actions and their impact on the energy markets, it is difficult, if not impossible, to predict the price or market situation for any oil or gas which is currently owned or which could be developed by the Company. Continued depressed oil and gas prices or significant curtailment in the Company's oil and gas production from its better properties would have a material adverse effect on the Company's operations.


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

(e) Commitments and Contingencies
    -----------------------------

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this property. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this property. The Company secured a waiver of its commitment to drill a well on this property in 1996. The Company drilled and completed a new well on this property in 1997 and 1995.

Failure to drill the necessary well(s) in future years will result in the potential relinquishment of any undrilled or unproved acreage on this lease. Any relinquishment would not affect wells already drilled and producing on this lease. This property had proved undeveloped reserves of approximately 27,000 barrels of crude oil and 24,000 MCF's of natural gas at December 31, 1997.

The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing one well on this lease in 1997 was approximately $256,000. The price of oil on this specific Carneros Creek field lease was $14.50 per barrel at December 31, 1997 and $11.30 per barrel at March 6, 1998.

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


(f)  OTHER
     -----

The Company employed thirteen full-time people as of December 31, 1997.

The Company had no material research and development costs for the three years ended December 31, 1997.

All of the Company's revenues during 1997 were derived from domestic sources.

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

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company has no significant proved undeveloped properties. The Company has one producing property with proved undeveloped reserves as of December 31, 1997.

(b)  OIL AND GAS PROPERTIES
     ----------------------

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by System Technology Associates, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
   December 31, 1997               435,000             145,000
                1996               499,000             278,000
                1995               451,000             171,000
                1994               479,000             170,000
                1993               375,000             148,000


The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 1997.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, was $1,688,000 at December 31, 1997, $3,958,000 at December 31, 1996, $2,155,000 at December 31, 1995, $2,262,000
at December 31, 1994, and $933,000 at December 31, 1993.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years were as follows.

                       1997      1996      1995       1994      1993
                       ----      ----      ----       ----      ----
Crude oil (Bbls)      91,000   101,000   104,000    122,000     96,000

Natural gas (MCF)     35,000    48,000    37,000     35,000     38,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years were as follows:

                       1997       1996      1995      1994       1993
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $17.07     $18.80    $15.41    $14.09     $13.82
                       =====      =====     =====     =====      =====
  Natural gas         $ 1.99     $ 1.35    $ 1.11    $ 1.62     $ 1.70
                       =====      =====     =====     =====      =====

Production costs      $ 9.90     $ 9.60    $ 8.50    $ 6.70     $ 8.69
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 1997, was approximately $14.50 per barrel and the average selling price of Pyramid's gas at December 31, 1997, was approximately $1.70 per MCF.

As of December 31, 1997, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     155       134              22,857     6,899
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

During the years ended December 31, 1997, 1995, 1994 and 1993, Pyramid participated in the drilling of 1 well each year. No wells were drilled in 1996. All of these wells were drilled in California and completed as producing wells.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 1997, Pyramid held positions in unproven acreage in the following locations:

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

Pyramid owned the following real property as of December 31, 1997, all located in California.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                  PART II
                                  -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the over-the-counter market. The following are high and low "bid" quotations for each quarter of 1997 and 1996, and reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                    High         Low
                                    Bid          Bid
                                    ----        -----
    1997
         First Quarter             $ 5/16      $ 3/16
         Second Quarter              3/8         1/8
         Third Quarter               1/2         1/4
         Fourth Quarter              5/8         3/8
    1996
         First Quarter               1/8         1/8
         Second Quarter              5/16        1/8
         Third Quarter               1/4         1/4
         Fourth Quarter              1/4         3/16


(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                              Title of Class
                              --------------
                     Common Shares, without par value


                Approximate Number of Holders of Record of
                   the Outstanding Common Shares as of
                             December 31, 1997
                -------------------------------------------

                                    753

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

IMPACT OF CHANGING PRICES
-------------------------

Average crude oil prices decreased by approximately $2.25 per equivalent barrel sold during 1997 as compared with average prices for 1996. In 1997 there were forty-four separate crude oil price changes, as compared with forty-two price changes in 1996 and eighteen in 1995. The price fluctuations experienced in 1997 were as extreme as they have been in prior years. The difference between the highest and lowest posted prices in 1997 was $8.60 per barrel. By comparison, this same differential in 1996 and 1995 was $6.65 and $2.50 per barrel, respectively. Continuing uncertainty in crude oil prices has made it impractical for the Company to make any commitments to further develop its oil and gas properties. Crude oil prices must stabilize for a long-term period, at economic levels, before resources would be available to expand the Company's oil and gas reserves.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash decreased by $81,049 as of December 31, 1997 when compared to December 31, 1996. The Company generated $265,738 in cash from operating activities in 1997. The Company also generated additional cash flows of $223,700 from proceeds from the sale of property and equipment. The net cash provided by operating activities and sales of property and equipment for 1997 was offset by $509,532 of capital spending and principal payments on the Company's long-term debt totaling $60,955. The components of the changes in cash for 1997 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. If necessary, the Company could borrow up to $100,000 on its line-of-credit for short-term capital requirements. Management believes the Company could also secure funds, if necessary, from other outside sources to finance acquisitions or other capital projects.

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

The Company has not generated sufficient cash flows to enable it to further develop its oil and gas properties and to risk exploratory drilling costs in attempts to expand its oil and gas reserves. The Company drilled one well in 1997 and 1995 and none in 1996.

The Company's crude oil reserves increased for the year ended December 31, 1996, due primarily to higher crude oil prices at year end. The Company's crude oil reserves decreased for the year ended December 31, 1997, due primarily to lower crude oil prices at year end.

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

FORWARD-LOOKING INFORMATION
---------------------------

Looking forward into 1998, crude oil prices have decreased by $1.75 per barrel as of March 23, 1998, compared to prices as of December 31, 1997. There have been seventeen separate price changes since December 31, 1997. This is an unfavorable indicator for the first quarter of 1998. At one point during the first quarter of 1998, crude oil prices were the lowest they had been since 1986. The Company is unable to predict any future price changes that would impact the remainder of 1998.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. Several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company hopes to further maintain and expand the reserve base in 1998, both by well work-overs and drilling of development wells.

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

The Company continues to be burdened with additional costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 1997. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS
--------------------------------------------------------


Results of Operations for the Fiscal Year Ended December 31, 1997, Compared to the Fiscal Year Ended December 31, 1996
---------------------------------------------------

REVENUES
--------

Oil and gas sales decreased by 21% for the year ended December 31, 1997 when compared with the same period for 1996. Oil and gas sales decreased by 11% due to lower average prices for 1997. The average price of the Company's oil and gas decreased by approximately $2.25 per equivalent barrel for 1997 compared to 1996. Due to a decline in production, oil and gas sales decreased by 10% for 1997. The Company's net share of crude oil sales decreased by approximately thirty barrels per day for 1997 when compared with production in 1996. The decline in production is due to normal well decline and to mechanical problems on certain wells in 1997.


OPERATING EXPENSES
------------------

Operating expenses decreased by 8% for the year ended December 31, 1997 when compared with the same period of 1996. The cost to produce an equivalent barrel of crude oil increased by approximately thirty cents per barrel for 1997 when compared to 1996. This was offset by lower crude oil production for 1997 which reduced operating expenses.

During the first and second quarter of 1997, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of one oil well and the major rework of an existing oil well. The costs associated with the drilling and rework were capitalized as Oil and Gas Properties and Equipment. In 1996, the Company devoted all of its resources to the ongoing maintenance and operation of its producing wells. All costs associated with the ongoing maintenance and operation of these wells are expensed in the current period. As a result, lease operating expenses for 1997 decreased by 9% over the same period for 1996.


GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses decreased by 2% for the year ended December 31, 1997 when compared to the same period for 1996. There were no significant changes in general and administrative expenses for the two years ended December 31, 1997 and 1996.

DEPLETION, DEPRECIATION AND AMORTIZATION
-----------------------------------------

The provision for depletion, depreciation and amortization increased by 24% on a per barrel equivalent basis for the year ended December 31, 1997 when compared with the same period for 1996. This increase was caused by higher capital costs offset by lower production.


OTHER INCOME
------------

Other income increased by approximately $107,000 for the twelve months ended December 31, 1997. In 1997, the Company sold five well servicing rigs for a gain of $77,000. No well servicing rigs or other fixed assets were sold in 1996 for any significant gains or losses. The Company also sold certain excess tubular goods, production equipment and scrap metal during 1997 for a variance of approximately $27,000.



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

ITEM 7- FINANCIAL STATEMENTS
-----------------------------

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 1997

                                                                     Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. . . . . . . . . . . . . .   21


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 1997 and 1996 . . . . . . . . . .   22-23
    Statements of operations - years ended
      December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . .   24
    Statements of shareholders' equity - years ended
      December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . .   25
    Statements of cash flows - years
      ended December 31, 1997, 1996 and 1995  . . . . . . . . . . .   26-27
    Notes to financial statements . . . . . . . . . . . . . . . . .   28

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


To the Shareholders and the Board of Directors of Pyramid Oil Company:


We have audited the accompanying balance sheets of Pyramid Oil Company (a California corporation) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                  ARTHUR ANDERSEN LLP


Los Angeles, California
March 6, 1998

                              FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------

                                    ASSETS
                                    ------

                                                 December 31,
                                          -------------------------
                                             1997            1996
                                          ----------    ------------

CURRENT ASSETS:
   Cash                                  $  600,994       $   682,043
   Trade accounts receivable
     (net of reserve for doubtful
     accounts of $4,000 in 1997
     and 1996)                              153,821           260,553
   Crude oil inventory                       61,194           117,892
   Prepaid expenses                          93,587            94,573
   Deferred income taxes                     79,853            78,759
                                          ---------        ----------
         Total current assets               989,449         1,233,820
                                          ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and
     equipment (successful
     efforts method)                     10,174,516         9,734,780
   Drilling and operating equipment       3,177,722         3,993,349
   Land, buildings and improvements         919,117           890,603
   Automotive, office and
     other property and equipment         1,036,074         1,037,397
                                         ----------        ----------
                                         15,307,428        15,656,129
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances           (13,035,692)      (13,370,310)
                                         ----------        ----------
                                          2,271,736         2,285,819
                                         ----------        ----------
                                        $ 3,261,185       $ 3,519,639
                                         ==========        ==========

The accompanying notes are an integral part of these balance sheets.


                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                 December 31,
                                          ----------------------------
                                              1997              1996
                                          ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                     $    44,584        $   106,652
   Accrued professional fees                 33,500             32,750
   Accrued taxes, other than
     income taxes                            34,569             29,236
   Accrued payroll and related costs         25,466             32,898
   Accrued royalties payable                 75,482             85,066
   Accrued insurance                         35,533             35,202
   Current maturities of long-term debt      23,399             49,570
   Line of credit                                --                 --
                                          ---------         ----------
      Total current liabilities             272,533            371,374
                                          ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                  45,447             80,231
                                          ---------         ----------
DEFERRED INCOME AND OTHER TAXES             122,324            121,230
                                          ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,494,430 shares                   1,071,610          1,071,610
   Retained earnings                      1,749,271          1,875,194
                                         ----------         ----------
                                          2,820,881          2,946,804
                                         ----------         ----------

                                        $ 3,261,185        $ 3,519,639
                                         ==========         ==========

The accompanying notes are an integral part of these balance sheets.


                             PYRAMID OIL COMPANY

                           STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                                         Year ended December 31,
                                  --------------------------------------
                                     1997          1996          1995
                                  ----------    ----------    ----------
REVENUES:                        $ 1,537,832   $ 1,954,274   $ 1,628,341
                                  ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                 962,119     1,045,691       938,972
  General and administrative         395,032       402,407       325,314
  Taxes, other than income and
    payroll taxes                     61,604        59,491        57,473
  Provision for depletion,
    depreciation and amortization    377,209       335,162       421,869
  Other costs and expenses            13,153        12,293        12,621
                                   ---------     ---------    ----------
                                   1,809,117     1,855,044     1,756,249
                                   ---------     ---------    ----------
OPERATING INCOME (LOSS)             (271,285)       99,230      (127,908)
                                   ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                     23,309        24,340        19,448
  Other income                       131,834        24,440       162,497
  Interest expense                (    8,648)   (   16,716)   (   21,205)
                                  ----------     ---------     ---------
                                     146,495        32,064       160,740
                                  ----------     ---------     ---------
INCOME (LOSS) BEFORE INCOME
 TAX PROVISION                     ( 124,790)      131,294        32,832
  Income tax provision                 1,133         1,148         1,166
                                  ----------     ---------     ---------
NET INCOME (LOSS)                $ ( 125,923)  $   130,146   $    31,666
                                  ==========     =========     =========
BASIC INCOME (LOSS)
 PER COMMON SHARE                $      (.05)  $       .05   $       .01
                                  ==========     =========     =========
DILUTED INCOME (LOSS)
  PER COMMON SHARE               $      (.05)  $       .05   $       .01
                                  ==========     =========     =========
Weighted average number of
  common shares outstanding        2,494,430     2,494,430     2,494,430
                                  ==========     =========    ==========

The accompanying notes are an integral part of these statements.


                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------


                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 1994      2,494,430       $1,071,610     $1,713,382

  Net income                            --               --         31,666
                                 ---------        ---------      ---------
Balances, December 31, 1995      2,494,430        1,071,610      1,745,048

  Net income                            --               --        130,146
                                 ---------        ---------      ---------
Balances, December 31, 1996      2,494,430        1,071,610      1,875,194

  Net loss                              --               --      ( 125,923)
                                 ---------        ---------      ---------
Balances, December 31, 1997      2,494,430       $1,071,610    $ 1,749,271
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.


                            PYRAMID OIL COMPANY

                          STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                         Year ended December 31,
                                     -------------------------------
                                        1997       1996        1995
                                     ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                  $(125,923)  $130,146    $ 31,666
  Adjustments to reconcile
    net income(loss)to net cash
    provided by operating activities:
      Provision for depletion,
        depreciation and amortization  377,209    335,162     421,869
      Loss (gain) on sale of
        property and equipment         (77,294)       250     (36,250)
  Changes in operating assets
    and liabilities:
      (Increase) decrease in trade
        accounts receivable            106,732    (74,891)    (21,946)
      (Increase) decrease in
        crude oil inventories           56,698    (41,516)      6,624
      (Increase) decrease in
          prepaid expenses                 986    (13,961)      3,727
      Increase (decrease) in
         accounts payable and
         accrued liabilities           (72,670)    89,618    (116,340)
      Other                                 --      4,715        (442)
                                       -------    -------     -------
  Net cash provided by
    operating activities               265,738    429,523     288,908
                                       -------    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                (509,532)  (132,579)   (459,639)
  Proceeds from sale of
    property and equipment             223,700      3,100     160,000
                                       -------    -------     -------
  Net cash used in
    investing activities              (285,832)  (129,479)   (299,639)
                                       -------    -------     -------

The accompanying notes are an integral part of these statements.


                                PYRAMID OIL COMPANY

                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
-----------------------------------------------------------------------------


                                         Year ended December 31,
                                      ------------------------------
                                         1997      1996        1995
                                       -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on line
    of credit                         ( 30,000)  ( 96,000)   (100,000)
  Proceeds from line of credit          30,000     71,000     125,000
  Principal payments on long-term
    debt                              ( 60,955)  ( 98,999)   ( 61,908)
  Proceeds from borrowings of
    long-term debt                          --     53,650      30,978
                                       -------    -------     -------
  Net cash used in
    financing activities              ( 60,955)   (70,349)    ( 5,930)
                                       -------    -------     -------

Net increase (decrease) in cash       ( 81,049)   229,695    ( 16,661)

Cash at beginning of year              682,043    452,348     469,009
                                       -------    -------     -------
Cash at end of year                  $ 600,994  $ 682,043   $ 452,348
                                       =======    =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                       $   8,648  $  15,997   $  21,205
                                       =======    =======     =======
Cash paid during the year
  for income taxes                   $   1,133  $   1,148   $   1,166
                                       =======    =======     =======

The accompanying notes are an integral part of these statements.


                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997
----------------------------------------------------------------------------

1.  Significant Accounting Policies
    -------------------------------

    Nature of Operations
    --------------------

     Pyramid Oil Company (the Company), a California Corporation, has been in the oil and gas business continuously since it was incorporated on October 9, 1909. The Company is in the business of exploration, development and production of crude oil and natural gas. The Company operated and has interests in 28 oil and gas leases in Kern and Santa Barbara Counties in the State of California. The Company also owns oil and gas interests in Wyoming and New York that it does not operate. The Company grants short-term credit to its customers and generally receives payment within 30 days.


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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1997

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


    Depletion, Depreciation, and Amortization
    -----------------------------------------

    Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 1997, 1996 and 1995 were $2.69, $2.17 and $3.10, respectively.

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 1997
------------------------------------------------------------------------------

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1997
------------------------------------------------------------------------------

2.  Long-Term Debt and Line of Credit
    ---------------------------------

Long-term debt at December 31, 1997 and 1996, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       1997         1996
                                                    ---------    ---------
  Note payable to a bank, secured by a deed
    of trust on the corporate office, payable
    in monthly installments of $1,467 principal,
    with interest at the prime rate (8.5% at
    December 31, 1997) plus 1.25%, payments
    continuing through July 2001, with the
    remaining principal and interest due in
    July 2001.                                       $ 63,051     $ 89,396

  Other                                                 5,795       40,405
                                                      -------      -------
                                                       68,846      129,801
  Less - current maturities                          ( 23,399)    ( 49,570)
                                                      -------      -------
                                                     $ 45,447     $ 80,231
                                                      =======      =======

At December 31, 1997 approximately $417,000 of gross property and equipment was pledged as collateral to secure $69,000 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 1998           $  23,399
                                     1999              17,604
                                     2000              17,604
                                     2001              10,239
                                                      -------
                                                    $  68,846
                                                      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1997
-----------------------------------------------------------------------------

At December 31, 1997, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $100,000 through May 31, 1999. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 9% at December 31, 1997.


3.   Income Taxes
     ------------
   Income tax provision consists of the following:

                                         Year Ended December 31,
                                   -----------------------------------
                                    1997           1996          1995
                                   -------        -------       ------
   Federal income taxes:
     Current                     $      --       $     --      $     --
     Deferred                           --             --            --
                                   -------        -------       -------
                                        --             --            --
                                   -------        -------       -------
   State income taxes:
     Current                         1,133          1,148         1,166
     Deferred                           --             --            --
                                   -------        -------       -------
                                     1,133          1,148         1,166
                                   -------        -------       -------
   Income tax provision           $  1,133       $  1,148      $  1,166
                                   =======        =======       =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1997
-----------------------------------------------------------------------------

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:



                                              Year Ended December 31,
                                        -----------------------------------
                                          1997         1996          1995
                                        --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate       $ (42,429)   $  44,640     $  11,163
   Net operating loss carryover           42,269      (44,823)      (11,577)
   Other                                   1,293        1,331         1,580
                                        --------     --------      --------
   Income tax provision                $   1,133    $   1,148     $   1,166
                                        ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   1997          1996          1995
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     79,853   $    78,759   $    75,954
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    79,853        78,759        75,954
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   2,982,570     3,027,779     3,108,971
  Gross liabilities              ( 458,640)    ( 520,768)   (  427,037)
  Valuation allowance           (2,646,254)   (2,628,241)   (2,800,359)
                                ----------     ---------     ---------
                                (  122,324)   (  121,230)   (  118,425)
                                ----------     ---------     ---------
                               $(   42,471)  $(   42,471)  $(   42,471)
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1997
-----------------------------------------------------------------------------

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                             December 31,
                               ---------------------------------------
                                   1997          1996          1995
                               -----------   -----------   -----------
    Accounts receivable        $     1,600    $    1,600   $     1,600
    Inventory                       55,200        55,200        55,200
    Property and equipment       ( 458,640)    ( 520,768)   (  427,037)
    Net operating loss
      carry forwards             1,288,935     1,326,686     1,386,580
    Investment tax credits         162,556       162,556       163,000
    Statutory depletion
      carryover                  1,531,079     1,538,537     1,559,391
    Accrued liabilities             23,053        21,959        19,154
    Valuation allowance         (2,646,254)   (2,628,241)   (2,800,359)
                                ----------     ---------     ---------
                               $(   42,471)  $(   42,471)  $(   42,471)
                                ==========     =========     =========


At December 31, 1997, a valuation allowance has been provided against a significant portion of the deferred tax assets generated by net operating loss carryforwards, investment tax credits and the statutory depletion carryover due to the uncertainty of their future utilization.

The Company has federal income tax net operating loss carry forwards of approximately $3,461,000, which expire, to the extent not used, starting in 2001. For California franchise tax purposes, as of December 31, 1997, the Company has unused net operating loss carryforwards of approximately $1,208,000, a portion of which expire each year through 2001.

At December 31, 1997, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $4,503,000, which currently has no expiration date.

As of December 31, 1997, the Company has an investment tax credit carryforward of approximately $163,000 available to reduce future taxes payable for financial reporting and federal income tax purposes. The investment tax credit, to the extent not used, will expire in varying amounts from 1998 through 2000.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1997
-----------------------------------------------------------------------------

4. Related-Party Transaction
   -------------------------

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest acquired by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $130,000, $143,000 and $140,000 in 1997, 1996 and 1995, respectively.


5. Fourth Quarter Results (Unaudited)
   ---------------------------------

During the fourth quarter of 1997, 1996 and 1995, the Company adjusted the provision for depletion, depreciation and amortization to reflect the adjustment made to the Company's oil and gas reserves by independent consultants. The effect of these adjustments was to increase net income by approximately $50,000 in 1997 and $88,000 in 1996 and to decrease net income by $72,000 in 1995.


6. Commitments and Contingencies
   -----------------------------

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this property. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this property. The Company secured a waiver of its commitment to drill a well on this property in 1996. The Company drilled and completed a new well on this property in 1995 and 1997.

Failure to drill the necessary well(s) in future years will result in the potential relinquishment of any undrilled or unproved acreage on this lease. Any relinquishment would not affect wells already drilled and producing on this lease. This property had proved undeveloped reserves of approximately 27,000 barrels of crude oil and 24,000 MCF's of natural gas at December 31, 1997.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1997
-----------------------------------------------------------------------------

The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing one well on this lease in 1997 was approximately $256,000. The price of oil on this specific Carneros Creek field lease was $14.50 per barrel at December 31, 1997 and $11.30 per barrel at March 6, 1998.

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

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 1997
-----------------------------------------------------------------------------

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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 1997, 1996 and 1995 were as follows:

                                      1997         1996         1995
                                   ----------   ----------   ----------
Proved properties                 $ 9,995,900  $ 9,545,500  $ 9,488,900
Unproved properties
  being amortized                     178,600      189,300      189,300
Unproved properties
  not being amortized                      --           --           --
Accumulated depletion,
  depreciation, amortization
  and valuation allowances         (9,109,500)  (8,848,700)  (8,612,500)
                                    ---------    ---------    ---------
                                  $ 1,065,000  $   886,100  $ 1,065,700
                                    =========    =========    =========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1997
-----------------------------------------------------------------------------





The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  1997            1996           1995
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil
Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved reserves:
  Beginning of year            517     294     474     191     502    186
  Revisions of previous
    estimates                  (20)   (126)     96     128      54     22
  Extensions, discoveries
    and other additions         56      36      48      23      22     20
  Production                   (91)    (35)   (101)    (48)   (104)   (37)
                              ----    ----    ----    ----    ----   ----
  End of year                  462     169     517     294     474    191
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            499     278     451     171     479    170
                              ====    ====    ====    ====    ====   ====
  End of year                  435     145     499     278     451    171
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 1997
---------------------------------------------------------------------------

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  1997         1996         1995
                               ----------    ----------    ----------
Proved developed reserves
  (Present value before
   income taxes)               $1,688,000    $3,958,000    $2,155,000
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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                       1997          1996          1995
                                      -------       -------       -------
Property acquisition costs           $  4,000      $ 18,200      $  2,000
Exploration costs                          --            --            --
Development costs                     435,700        38,400       369,500


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 1997
---------------------------------------------------------------------------

The results of operations for oil and gas producing activities for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                     1997          1996          1995
                                  ----------    ----------    ----------
Sales                            $ 1,537,800   $ 1,954,300   $ 1,628,300
Production costs                   1,015,300     1,097,200       988,000
Exploration costs                         --            --            --
Depletion, depreciation,
  and amortization                   260,800       236,200       340,900
                                   ---------     ---------     ---------
                                     261,700       620,900       299,400
Income tax provision                   1,200         1,200         1,200
                                   ---------     ---------     ---------
Results of operations from
  production activities          $   260,500   $   619,700   $   298,200
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                     1997          1996          1995
                                  ----------    ----------    ----------
Future cash inflows              $ 6,682,000   $11,747,000   $ 7,579,000
Future development and
  production costs                 4,368,000     6,342,000     4,665,000
Future income tax expense             12,000        12,000        12,000
                                  ----------    ----------    ----------
Future net cash flow               2,302,000     5,393,000     2,902,000
10% annual discount                  570,000     1,252,000       626,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 1,732,000   $ 4,141,000   $ 2,276,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1997
-----------------------------------------------------------------------------

The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                     1997          1996          1995
                                  ----------    ----------    ----------
Extensions                       $   239,000   $   389,000   $   122,000
Revisions of previous estimates
  Price changes                   (1,998,000)    1,572,000      ( 40,000)
  Quantity estimate                 (162,000)      899,000       273,000
Other, net                          (317,000)     (227,000)     (158,000)
Development costs incurred           440,000        57,000       370,000
Changes in estimated future
  development costs                 (503,000)     (197,000)     (243,000)
Sales of oil and gas, net of
  production costs                  (523,000)     (857,000)     (640,000)
Accretion of discount                415,000       229,000       236,000
                                  ----------    ----------    ----------
                                 ( 2,409,000)    1,865,000      ( 80,000)
Net change in income taxes                --            --            --
                                  ----------    ----------    ----------
Net increase (decrease)          ($2,409,000)  $ 1,865,000   $  ( 80,000)
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1997
------------------------------------------------------------------------------

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

The decrease of $2,409,000 in the Company's standardized measure of future net cash flows for the year ended December 31, 1997 is due primarily to revisions of previous estimates due to price changes. The changes in crude oil prices at the end of each year has a significant impact on the valuation of the Company's reserves and discounted future net cash flows. Lower crude oil prices at the end of 1997 reduced the discounted future net cash flows by approximately $1,988,000. At December 31, 1997, average year end crude oil prices had decreased by approximately $7.60 as compared with average prices at the end of 1996. The average price at March 23, 1998, is $12.80 per barrel.

The increase in the standardized measure of discounted future net cash flows at December 31, 1996 of $1,865,000 is due primarily to higher crude oil prices at year end. The change in the standardized measure of discounted future net cash flows decreased by $80,000 at December 31, 1995.

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS
-----------------------------------------------------------------------------

                                        1997         1996
                                    ----------    ----------
    REVENUES:

      Quarter Ended:

          March 31                  $   473,190   $   417,656
          June 30                       381,186       485,048
          September 30                  388,519       464,289
          December 31                   294,937       587,281
                                     ----------    ----------
                                    $ 1,537,832   $ 1,954,274
                                     ==========    ==========

    NET INCOME (LOSS):

      Quarter Ended:

          March 31                  $    41,472   $(   51,926)
          June 30                    (   30,959)       22,294
          September 30               (   14,478)       16,343
          December 31 (a)            (  121,958)      143,435
                                     ----------    ----------
                                    $(  125,923)  $   130,146
                                     ==========    ==========

    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:

          March 31                  $       .02   $      (.02)
          June 30                          (.01)          .01
          September 30                     (.01)          .01
          December 31 (a)                  (.05)          .05
                                     ----------    ----------
                                    $      (.05)  $       .05
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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

                         Not Applicable


                                  PART III



ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders.


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information in Note 4 of Notes to Financial Statements included in Item 7 of this Form 10-KSB is incorporated herein by reference.

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest acquired by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $130,000 in 1997, $143,000 in 1996 and $140,000 in 1995.

                                   PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  1.  Financial Statements
         --------------------

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants
            Balance Sheets at December 31, 1997 and 1996.
            Statements of Operations for the three years in the period ended December 31, 1997.
            Statements of Shareholders' Equity for the three
              years in the period ended December 31, 1997.
            Statements of Cash Flows for the three
              years in the period ended December 31, 1997.
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

      No reports on Form 8-K were filed during the fourth quarter of 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 23, 1998                         By:    J. BEN HATHAWAY
                                           ----------------------
                                              J. Ben Hathaway
                                             Director/President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     J. BEN HATHAWAY          Director/President            March 23, 1998
---------------------------
     J. Ben Hathaway


    JOHN H. ALEXANDER         Director/Vice President       March 23, 1998
---------------------------
    John H. Alexander


       OTTO HACKEL            Director                      March 23, 1998
---------------------------
       Otto Hackel

                              Director                      March 23, 1998
---------------------------
       John E. Turco

                              Director                      March 23, 1998
---------------------------
       Jack W. Wood


   LEE G. CHRISTIANSON       Corporate Secretary/           March 23, 1998
---------------------------  Principal Accounting Officer
   Lee G. Christianson