Form 10QSB
period 1998-03-31
PYRAMID OIL CO
filed 1998-05-15
CIK 81318

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

 / / For the quarterly period ended March 31, 1998

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at March 31, 1998)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 1998           1997
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $568,600       $600,994
  Trade accounts receivable                      102,563        153,821
  Crude oil inventory                             61,194         61,194
  Prepaid expenses                                74,328         93,587
  Deferred income taxes                           75,982         79,853
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    882,667        989,449
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,174,516     10,174,516
  Drilling and operating equipment             3,177,722      3,177,722
  Land, buildings and improvements               921,767        919,117
  Automotive, office and other
    property and equipment                     1,025,169      1,036,073
                                             ------------   ------------
                                              15,299,174     15,307,428
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,127,430)   (13,035,692)
                                             ------------   ------------
                                               2,171,744      2,271,736
                                             ------------   ------------

                                              $3,054,411     $3,261,185
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 1998           1997
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 40,984       $ 44,584
  Accrued professional fees                       23,823         33,500
  Accrued taxes, other than income taxes          34,569         34,569
  Accrued payroll and related costs               36,897         25,466
  Accrued royalties payable                       55,041         75,482
  Accrued insurance                               21,991         35,533
  Current maturities of long-term debt            20,894         23,399
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               234,199        272,533
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         38,989         45,447
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  118,453        122,324
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,591,160      1,749,271
                                             ------------   ------------
                                               2,662,770      2,820,881
                                             ------------   ------------
                                              $3,054,411     $3,261,185
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             Three months ended March 31,
                                             ---------------------------
                                                 1998           1997
                                             ------------   ------------
  REVENUES                                     $ 252,780       $473,190
                                             ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                           217,282        213,322
    General and administrative                    87,160        121,756
    Taxes, other than income
        and payroll taxes                         11,715         17,338
    Provision for depletion,
        depreciation and amortization            102,436        107,633
    Other costs and expenses                       1,473          1,078
                                             ------------   ------------
                                                 420,066        461,127
                                             ------------   ------------
  OPERATING INCOME (LOSS)                       (167,286)        12,063
                                             ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                4,731          6,919
    Other income                                   6,694         23,934
    Interest expense                              (1,117)        (1,444)
                                             ------------   ------------
                                                  10,308         29,409
                                             ------------   ------------
  INCOME (LOSS) BEFORE
     INCOME TAX PROVISION                       (156,978)        41,472
   Income tax provision                            1,133             --
                                             ------------   ------------
  NET INCOME (LOSS)                            $(158,111)      $ 41,472
                                             ============   ============

  BASIC INCOME (LOSS) PER COMMON SHARE            ($0.06)         $0.02
                                             ============   ============

  DILUTED INCOME (LOSS)PER COMMON SHARE           ($0.06)         $0.02
                                             ============   ============
  Weighted average number of
    common shares outstanding                  2,494,430      2,494,430
                                             ============   ============

                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                  Three months ended March 31,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $(158,111)     $  41,472
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
      Provision for depletion,
        depreciation and amortization                 102,436        107,633
      Gain on sale of fixed assets                         --        (20,634)
  Changes in assets and liabilities:
    Decrease in trade accounts receivable              51,258         88,125
    Decrease in prepaid expenses                       19,259         29,501
    Increase (decrease) in accounts
      payable and accrued liabilities                 (35,829)       146,239
                                                     ---------      ---------
   Net cash (used in) provided by
     operating activities                             (20,987)       392,336
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (2,444)      (306,597)
  Proceeds from sale of property and equipment             --         48,000
                                                     ---------      ---------
   Net cash used in investing activities               (2,444)      (258,597)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt               ( 8,963)       (21,894)
                                                     ---------      ---------
   Net cash used in financing activities              ( 8,963)       (21,894)
                                                     ---------      ---------
Net increase (decrease) in cash                       (32,394)       111,845
Cash at beginning of period                           600,994        682,043
                                                     ---------      ---------
Cash at end of period                                $568,600       $793,888
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the three months for interest       $1,117         $1,444
                                                     =========      =========
  Cash paid during the three months for income taxes   $1,133         $   --
                                                     =========      =========

                 See Accompanying Notes to Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

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

A summary of the Company's significant accounting policies is contained in its December 31, 1997 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 1997 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 1998 and 1997.

(3)  COMMITMENTS

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this property. The price of oil on this lease was approximately $11.75 per barrel at May 15, 1998.

Failure to drill the necessary well(s) in the future will result in the potential relinquishment of any undrilled or unproved acreage on this lease. Any relinquishment would not affect wells already drilled and producing on this lease. The Company drilled and completed a well on this lease in the first quarter of 1997. The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing the one well on this lease in 1997 was approximately $256,000.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Crude oil prices plummeted during the first quarter of 1998. Average crude oil prices for the first quarter of 1998 decreased by approximately $8.00 per equivalent barrel when compared with the same period for 1997. During the first quarter of 1998 the Company experienced nineteen separate price changes. At the end of the first quarter of 1998, crude oil prices decreased by approximately $2.00 per barrel when compared with crude oil prices at December 31, 1997. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $32,394 for the three months ended March 31, 1998. During the first quarter of 1998, operating activities reduced cash flows by $20,987. Capital expenditures and principal payments on long-term debt for the first quarter of 1998, further reduced cash by a combined total of $11,407. See the Statements of Cash Flows for additional detailed information.

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


                        FORWARD LOOKING INFORMATION


Crude oil prices have decreased by seventy-five cents per barrel since March 31, 1998 and by $2.75 per barrel since December 31, 1997. Crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market uncertainty, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time.

During the second quarter of 1998, the Company is planning a major re-drill of an existing well on one of the Company's properties in the Mountain View field of Kern County, California. The Company has previously had success with re-working and or re-drilling other wells in the Mountain View field. The estimated cost of the re-drill is approximately $150,000.

       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998
  COMPARED TO THE QUARTER ENDED MARCH 31, 1997


REVENUES

Oil and gas sales decreased by 47% for the three months ended March 31, 1998 when compared with the same period for 1997. Oil and gas sales decreased by 38% due to lower average crude oil prices for the first quarter of 1998. The average price of the Company's oil and gas for the first quarter of 1998 decreased by approximately $8.00 per equivalent barrel compared to 1997. Revenues deceased by 9% due to lower production of crude oil. The Company's net revenue share of crude oil production decreased by approximately 25 barrels per day for the first three months of 1998.


OPERATING EXPENSES

Operating expenses increased by 2% for the first quarter of 1998. The cost to produce an equivalent barrel of crude oil increased by approximately $1.00 per barrel or 11% overall for the first three months of 1998 when compared with the first quarter of 1997. This was offset by lower costs of 9% due to the decline in crude oil production.


GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by 28% for the first three months of 1998 when compared with the same period for 1997. Professional fees decreased by 22% for the first quarter of 1998 due to lower costs for legal services. The Company is a plaintiff in a continuing legal action, that generated the majority of the increase in legal fees for the first quarter of 1997.


OTHER INCOME

In the first quarter of 1997, the Company sold four of it's well servicing rigs for a gain of approximately $21,000. No well servicing rigs or other fixed assets of the Company were sold during the first quarter of 1998.

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

          No Form 8-K's were filed during the three months ended March 31, 1998.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 15, 1998                          J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  May 15, 1998                         JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule