Form 10QSB
period 1998-06-30
PYRAMID OIL CO
filed 1998-08-14
CIK 81318

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 1998

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                 2,494,430
                (Class)                      (Outstanding at June 30, 1998)

FINANCIAL STATEMENTS

                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                               June 30,     December 31,
                                                 1998           1997
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $380,549       $600,994
  Trade accounts receivable                       97,117        153,821
  Crude oil inventory                             61,194         61,194
  Prepaid expenses                                46,761         93,587
  Deferred income taxes                           75,582         79,853
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    661,203        989,449
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,355,716     10,174,516
  Drilling and operating equipment             3,177,722      3,177,722
  Land, buildings and improvements               921,767        919,117
  Automotive, office and other
    property and equipment                     1,025,169      1,036,073
                                             ------------   ------------
                                              15,480,374     15,307,428
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,228,862)   (13,035,692)
                                             ------------   ------------
                                               2,251,512      2,271,736
                                             ------------   ------------
                                              $2,912,715     $3,261,185
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 1998           1997
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $120,582       $ 44,584
  Accrued professional fees                       22,823         33,500
  Accrued taxes, other than income taxes              --         34,569
  Accrued payroll and related costs               34,647         25,466
  Accrued royalties payable                       57,433         75,482
  Accrued insurance                                8,677         35,533
  Current maturities of long-term debt            18,389         23,399
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               262,551        272,533
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         34,820         45,447
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  118,053        122,324
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,425,681      1,749,271
                                             ------------   ------------
                                               2,497,291      2,820,881
                                             ------------   ------------
                                              $2,912,715     $3,261,185
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  1998        1997         1998        1997
                               ---------   ---------    ---------   ---------
  REVENUES                      $230,186    $381,186     $482,966    $854,376
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           182,581     207,668      399,863     420,990
    General and administrative    89,544      90,865      176,704     212,621
    Taxes, other than income
      and payroll taxes           20,496      13,076       32,211      30,414
    Provision for depletion,
      depreciation and
      amortization               101,432     107,426      203,868     215,059
    Other costs and expenses       7,975       8,559        9,448       9,637
                               ---------   ---------    ---------   ---------
                                 402,028     427,594      822,094     888,721
                               ---------   ---------    ---------   ---------
  OPERATING (LOSS)              (171,842)    (46,408)    (339,128)    (34,345)
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income                4,953       5,634        9,684      12,553
    Other income                   3,300      12,900        9,994      36,834
    Interest expense              (1,890)     (1,937)      (3,007)     (3,381)
                               ---------   ---------    ---------   ---------
                                   6,363      16,597       16,671      46,006
                               ---------   ---------    ---------   ---------
  INCOME (LOSS) BEFORE
     INCOME TAX PROVISION       (165,479)    (29,811)    (322,457)     11,661
   Income tax provision               --       1,148        1,133       1,148
                               ---------   ---------    ---------   ---------
  NET INCOME (LOSS)            $(165,479)  $ (30,959)   $(323,590)  $  10,513
                               =========   =========    =========   =========
  BASIC INCOME (LOSS)
    PER COMMON SHARE              ($0.07)     ($0.01)      ($0.13)      $0.00
                               =========   =========    =========   =========
  DILUTED INCOME (LOSS)
    PER COMMON SHARE              ($0.07)     ($0.01)      ($0.13)      $0.00
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                     Six months ended June 30,
                                                     -------------------------
                                                          1998        1997
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $(323,590)  $  10,513
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Provision for depletion,
        depreciation and amortization                    203,868     215,059
      Gain on sale of fixed assets                            --     (20,634)
      Changes in assets and liabilities:
        Decrease in trade accounts receivable             56,704      94,815
        Decrease in prepaid expenses                      46,826      57,922
        Decrease in accounts payable
          and accrued liabilities                         (4,972)   (101,904)
                                                       ---------   ---------
    Net cash(used in)provided by
      operating activities                               (21,164)    255,771
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (183,644)   (475,624)
  Proceeds from sale of property and equipment                --      48,000
                                                       ---------   ---------
    Net cash used in investing activities               (183,644)   (427,624)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                --      25,000
  Principal payments on long-term debt                   (15,637)    (41,918)
                                                       ---------   ---------
    Net cash used in financing activities                (15,637)    (16,918)
                                                       ---------   ---------
    Net decrease in cash and cash equivalents           (220,445)   (188,771)
    Cash and cash equivalents at beginning of period     600,994     682,043
                                                       ---------   ---------
    Cash and cash equivalents at end of period          $380,549    $493,272
                                                       =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the six months for interest            $3,007      $3,381
                                                       =========   =========

  Cash paid during the six months for income taxes        $1,133      $1,148
                                                       =========   =========

                 See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 1998
                               (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, the results of its operations for the three and six months periods ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 1998 and 1997.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this lease. The price of oil on this lease was approximately $11.25 per barrel at August 12, 1998.

Failure to drill the necessary well(s) will result in the potential relinquishment of any undrilled or unproven acreage on this specific lease. Any relinquishment would not affect wells already drilled and producing on this lease. The Company drilled and completed a well on this lease during the first half of 1997. The cost of drilling and completing a well can vary significantly. The Company's total costs of drilling and completing the one well on this lease in 1997 were approximately $256,000. Due to the continuing low crude oil prices, the Company plans to secure a waiver for the commitment to drill a well on this lease for 1998.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        IMPACT OF CHANGING PRICES

The Company's revenue is directly influenced by crude oil prices posted by major oil companies. Crude oil prices plummeted during the first half of 1998. In June of 1998, crude oil prices sunk to levels not experienced for decades. Average crude oil prices for the second quarter of 1998 decreased by approximately $5.70 per equivalent barrel over second quarter 1997 crude prices. Average crude oil prices for the first six months of 1998 have decreased by approximately $6.85 per equivalent barrel as compared with the same period for 1997. During the first six months of 1998, the Company
experienced forty separate price changes.   For the same period of 1997 the
Company experienced twenty-eight price changes. At the end of the second quarter of 1998, crude oil prices had decreased by approximately $3.25 since December 31, 1997. The Company cannot predict the future course of crude oil prices.


                     LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $200,445 for the six months ended
June 30, 1998.   During the first half of 1998 operating activities decreased cash flows by $21,164, along with capital spending for the first six months of 1998 of $183,644 and principal payments on long-term debt of $15,637. Capital expenditures for 1998 includes the re-drilling of one of the Company's existing wells. See the Statements of Cash Flows for additional detailed information.

During the last ten years, crude oil prices have fluctuated dramatically.
Thus the Company has continued with its approach of focusing on its most profitable properties to optimize the Company's resources. Cost reductions and consolidations in all areas of operations have been maintained to conserve capital. In prior years, the Company shut-in or reduced operations on certain other oil and gas properties that were uneconomic. During 1996 and continuing into 1997, certain of these properties were returned to production due to favorable crude oil prices during 1996 and the first quarter of 1997. During the first six months of 1998, the Company has shut-in certain oil and gas properties that are unprofitable at current price levels.

                       FORWARD LOOKING INFORMATION

Crude oil prices continue to remain unstable and unpredictable. Current forecasts by industry analysts predict that the current price levels will persist into the fourth quarter of this year. With the continuing crude oil market instability, management feels that it must continue to reduce costs. The Company has reduced field personnel in an effort to reduce operating costs. The majority of all developmental and capital expenditures are being deferred at this time.

During the second quarter of 1998, the Company re-drilled an existing well. This well is currently producing approximately eighty barrels of crude oil per day through the end of July 1998. This well was returned to production at the end of June 1998. The production from this well should restore the Company to a positive cash flow from operations.


          ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998
  COMPARED TO THE QUARTER ENDED JUNE 30, 1997

REVENUES

Oil and gas sales decreased by 39.6% for the three months ended June 30, 1998 when compared with the same period for 1997. Oil and gas sales decreased by 32.9% due to significantly lower average crude oil prices for the second quarter of 1998. The average price of the Company's oil and gas for the second quarter of 1997 decreased by approximately $5.70 per equivalent barrel compared to the same period for 1997. Oil and gas sales also decreased by 6.7% due to lower crude oil production during the second quarter of 1998. The Company's net revenue share of crude oil production decreased by approximately 17 barrels per day during the second quarter of 1998. The decrease in production is primarily the result of certain oil and gas properties, which are uneconomic at current price levels, being shut-in during the second quarter 1998.

OPERATING EXPENSES

Operating expenses decreased by 12% for the second quarter of 1998. The average cost to produce an equivalent barrel of crude oil decreased by approximately fifty cents per barrel for the second quarter of 1998 when compared with the second quarter of 1997.

During the second quarter of 1997, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of one oil well and remedial work on a second well. The costs which were associated with the drilling and remedial well work were capitalized as Oil and Gas Properties and Equipment. In 1998, the Company again, capitalized costs associated with the redrill of an existing well. However, the costs capitalized in 1998 were lower than the costs capitalized in 1997. The result of the differences in the costs capitalized between 1998 and 1997 was to increase costs for 1998 by 18.7% when compared with the costs that were capitalized in 1997. This was offset by a 30.7% decrease in other costs due primarily to the shut-in of certain unprofitable oil and gas properties, reductions in maintenance activities on company owned equipment, reductions in field personnel and a general reduction in costs due to lower levels of activities in all cost categories.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

REVENUES

Oil and gas sales decreased by 43.5% for the six months ended June 30, 1998 when compared with the same period for 1997. Oil and gas sales decreased by 35.2% due to lower average crude oil prices for the first half of 1998. The average price of the Company's oil and gas for the first six months of 1998 decreased by approximately $6.85 per equivalent barrel when compared with the same period for 1997. The remaining decline in revenues of 8.3% is due to lower production of crude oil. The Company's net revenue interest share of oil and gas production decreased by approximately twenty-two barrels per day for the six months ended June 30, 1998. The decrease in production is primarily the result of certain oil and gas properties, which are uneconomic at current price levels, being shut-in during the first half of 1998.


OPERATING EXPENSES

Operating expenses decreased by 5% for the six months ended June 30, 1998. The cost to produce an equivalent barrel of crude oil increased by approximately thirty cents per barrel for the six months ended June 30, 1998.

During the first and second quarters of 1997, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of one oil well and remedial work on a second well. The costs associated with the drilling and remedial well work were capitalized as Oil and Gas Properties and Equipment. In 1998, the Company again, capitalized costs associated with the redrill of an existing well. However, the costs capitalized in 1998 were lower than the costs capitalized in 1997. The result of the differences in the costs capitalized between 1998 and 1997 was to increase costs for 1998 by 17% when compared with the costs that were capitalized in 1997. This was offset by a 22% decrease in other costs due primarily to the shut-in of certain unprofitable oil and gas properties, reductions in maintenance activities on company owned equipment, reductions in field personnel and a general reduction in costs due to lower levels of activities in all cost categories.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 17% for the first six months of 1998 when compared with the same period for 1997. Professional fees decreased by 12% for the six months ended June 30, 1998 due to lower costs for legal services. The Company is a plaintiff in a continuing legal action, that generated the increase in legal fees for 1997.


OTHER INCOME

The decrease in other income is due primarily to a gain of $21,000 on the sale of four of the Company's well servicing rigs in the first quarter of 1997. No sale of fixed assets has occurred in 1998.

                       PYRAMID OIL COMPANY

                   PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 2.  -  Changes in Securities

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Submission of Matters to a Vote of Security Holders

               On June 4, 1998, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Two items were voted on during the meeting; election of Directors and approval of Auditors. The shareholders elected J. Ben Hathaway, John H. Alexander, Thomas W. Ladd, Gary L. Ronning and John E. Turco to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders also approved the selection of Arthur Andersen LLP as auditors for 1998. Each item is fully described in the Company's Proxy dated April 30, 1998.

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

          No Form 8-K's were filed during the three months ended June 30, 1998.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  August 12, 1998                      J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  August 12, 1998                     JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                             Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule