Form 10QSB
period 1998-09-30
PYRAMID OIL CO
filed 1998-11-16
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 1998

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     COMMON STOCK WITHOUT PAR VALUE                   2,494,430
                (Class)                   (Outstanding at September 30, 1998)

FINANCIAL STATEMENTS

                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                            September 30,   December 31,
                                                 1998           1997
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $307,299       $600,994
  Trade accounts receivable                      108,379        153,821
  Crude oil inventory                             61,194         61,194
  Prepaid expenses                                35,794         93,587
  Deferred income taxes                           79,082         79,853
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    591,748        989,449
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,371,852     10,174,516
  Drilling and operating equipment             3,177,722      3,177,722
  Land, buildings and improvements               921,767        919,117
  Automotive, office and other
    property and equipment                     1,025,169      1,036,073
                                             ------------   ------------
                                              15,496,510     15,307,428
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,323,093)   (13,035,692)
                                             ------------   ------------
                                               2,173,417      2,271,736
                                             ------------   ------------
                                              $2,765,165     $3,261,185
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30,   December 31,
                                                 1998           1997
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 34,616       $ 44,584
  Accrued professional fees                       31,573         33,500
  Accrued taxes, other than income taxes          15,191         34,569
  Accrued payroll and related costs               32,573         25,466
  Accrued royalties payable                       61,299         75,482
  Accrued insurance                                   --         35,533
  Current maturities of long-term debt            17,604         23,399
  Line of Credit                                  37,404             --
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               230,260        272,533
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         30,086         45,447
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  121,553        122,324
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,311,656      1,749,271
                                             ------------   ------------
                                               2,383,266      2,820,881
                                             ------------   ------------
                                              $2,765,165     $3,261,185
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                Three months ended        Nine months ended
                                  September 30,             September 30,
                               ---------------------    ---------------------
                                  1998        1997         1998        1997
                               ---------   ---------    ---------   ---------
  REVENUES                      $260,173    $388,519     $743,139  $1,242,895
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           203,776     273,460      603,639     694,450
    General and administrative    78,721      91,497      255,425     304,117
    Taxes, other than income
      and payroll taxes           16,775      18,688       48,986      49,102
    Provision for depletion,
      depreciation and
      amortization                94,231     107,860      298,099     322,919
    Other costs and expenses       3,203       1,743       12,651      11,381
                               ---------   ---------    ---------   ---------
                                 396,706     493,248    1,218,800   1,381,969
                               ---------   ---------    ---------   ---------
  OPERATING (LOSS)              (136,533)   (104,729)    (475,661)   (139,074)
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income               16,430       4,540       26,114      17,093
    Other income                   8,300      88,144       18,294     124,978
    Interest expense              (2,222)     (2,433)      (5,229)     (5,814)
                               ---------   ---------    ---------   ---------
                                  22,508      90,251       36,179     136,257
                               ---------   ---------    ---------   ---------
  INCOME (LOSS) BEFORE
     INCOME TAX PROVISION       (114,025)    (14,478)    (436,482)     (2,817)
   Income tax provision               --          --        1,133       1,148
                               ---------   ---------    ---------   ---------
  NET INCOME (LOSS)            $(114,025)  $ (14,478)   $(437,615)  $  (3,965)
                               =========   =========    =========   =========
  BASIC INCOME (LOSS)
    PER COMMON SHARE              ($0.05)     ($0.01)      ($0.18)      $0.00
                               =========   =========    =========   =========
  DILUTED INCOME (LOSS)
    PER COMMON SHARE              ($0.05)     ($0.01)      ($0.18)      $0.00
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                         Nine months ended
                                                           September 30,
                                                      -----------------------
                                                          1998        1997
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(437,615)  $ ( 3,965)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Provision for depletion,
        depreciation and amortization                    298,099     322,919
      Gain on sale of fixed assets                            --     (77,294)
      Changes in assets and liabilities:
        Decrease in trade accounts receivable             45,442      80,004
        Decrease in prepaid expenses                      57,793      65,675
        Decrease in accounts payable
          and accrued liabilities                        (73,882)    (91,324)
                                                       ---------   ---------
    Net cash(used in)provided by
      operating activities                              (110,163)    296,015
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (199,780)   (503,568)
  Proceeds from sale of property and equipment                --     223,700
                                                       ---------   ---------
    Net cash used in investing activities               (199,780)   (279,868)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                           100,000      30,000
  Principal payments on line of credit                   (62,596)    (30,000)
  Principal payments on long-term debt                   (21,156)    (53,604)
                                                       ---------   ---------
    Net cash provided by (used in)
      financing activities                                16,248     (53,604)
                                                       ---------   ---------
    Net decrease in cash and cash equivalents           (293,695)    (37,457)
    Cash and cash equivalents at beginning of period     600,994     682,043
                                                       ---------   ---------
    Cash and cash equivalents at end of period          $307,299    $644,586
                                                       =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the nine months for interest           $5,229      $5,814
                                                       =========   =========
  Cash paid during the nine months for income taxes       $1,133      $1,148
                                                       =========   =========
                 See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1998
                               (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 1998, the results of its operations for the three and nine months periods ended September 30, 1998 and 1997, and its cash flows for the nine months ended June 30, 1998 and 1997. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 1998 and 1997.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this lease. The price of oil on this lease was approximately $12.25 per barrel at November 13, 1998.

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


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        IMPACT OF CHANGING PRICES

The Company's revenue is directly influenced by crude oil prices posted by major oil companies. Crude oil prices plummeted during the first quarter of 1998 and have remained at depressed levels throughout the first nine months of 1998. In June of 1998, crude oil prices sunk to levels not experienced for decades. Average crude oil prices for the third quarter of 1998 decreased by approximately $5.00 per equivalent barrel over third quarter 1997 crude prices. Average crude oil prices for the first nine months of 1998 have decreased by approximately $6.20 per equivalent barrel as compared with the same period for 1997. During the first nine months of 1998, the Company
experienced forty-eight separate price changes.   For the same period of 1997
the Company experienced thirty-three price changes. At the end of the third quarter of 1998, crude oil prices had decreased by approximately $1.25 since December 31, 1997. The Company cannot predict the future course of crude oil prices.


                     LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $293,695 for the nine months ended
September 30, 1998.   During the first nine months of 1998 operating
activities decreased cash flows by $110,163, along with capital spending for the first nine months of 1998 of $199,780 and principal payments on long-term debt of $21,156 offset by net proceeds of $37,404 from the Company's line of credit. Capital expenditures for 1998 includes the re-drilling of one of the Company's existing wells. See the Statements of Cash Flows for additional detailed information.

During the last ten years, crude oil prices have fluctuated dramatically.
Thus the Company has continued with its approach of focusing on its most profitable properties to optimize the Company's resources. Cost reductions and consolidations in all areas of operations have been maintained to conserve capital. In prior years, the Company shut-in or reduced operations on certain other oil and gas properties that were uneconomic. During 1996 and continuing into 1997, certain of these properties were returned to production due to favorable crude oil prices during 1996 and the first quarter of 1997. During the first nine months of 1998, the Company has shut-in certain oil and gas properties that are unprofitable at current price levels.

                       FORWARD LOOKING INFORMATION

Crude oil prices continue to remain unstable and unpredictable. Current forecasts by industry analysts predict that the current price levels will persist into the fourth quarter of this year. With the continuing crude oil market instability, management feels that it must continue to reduce costs. The Company has reduced field personnel in an effort to reduce operating costs. The majority of all developmental and capital expenditures are being deferred at this time. During the second quarter of 1998, the Company re-drilled an existing well. This well is currently producing approximately thirty barrels of crude oil per day during the third quarter of 1998. This well was returned to production at the end of June 1998.

The Company has reviewed the compliance of its computer systems for year 2000 readiness. The Company's main accounting software is scheduled by it's third-party vendor to be compliant with the year 2000 in the second quarter of 1999. There is no additional cost for this update to the Company's main accounting software. All of the Company's hardware and it's network software, with the exception of the network file server, is currently compliant with the year 2000. The Company's network file server will either be replaced or upgraded to comply with the year 2000. The Company does not believe that the efforts and the costs to be fully compliant for the year 2000 will be material. The Company is not aware of any third-party issues regarding year 2000 readiness. The Company has no computer systems that interface electronically with third-party computer systems. The Company does not have any electronic micro-controllers for any of it's equipment that is used for it's field operations. The Company has not identified any potential material lost revenue as a result of any non-compliance with the year 2000 issues. In the worst case scenario, the Company is of the opinion that the existing computer systems will be adequate come January 1, 2000. However, the Company continues to believe that it will be fully compliant with the year 2000 issues.


          ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997


REVENUES

Oil and gas sales decreased by 33% for the three months ended September 30, 1998 when compared with the same period for 1997. Oil and gas sales decreased by 30.6% due to significantly lower average crude oil prices for the third quarter of 1998. The average price of the Company's oil and gas for the third quarter of 1998 decreased by approximately $5.00 per equivalent barrel compared to the same period for 1997. Oil and gas sales also decreased by 2.4% due to lower crude oil production during the third quarter of 1998. The Company's net revenue share of crude oil production decreased by less than ten barrels per day during the third quarter of 1998. The decrease in production is primarily the result of certain oil and gas properties, which are uneconomic at current price levels, being shut-in during third quarter 1998.


OPERATING EXPENSES

Operating expenses decreased by 25.5% for the third quarter of 1998. The average cost to produce an equivalent barrel of crude oil decreased by approximately $2.70 per barrel for the third quarter of 1998 when compared with the third quarter of 1997. The decrease in operating costs is due primarily to the shut-in of certain unprofitable oil and gas properties, reductions in field personnel and a general reduction in costs due to lower levels of activities in all cost categories.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 14% for the third quarter of 1998 when compared with the same period for 1997. Professional fees decreased by 7% for the quarter ended September 30, 1998 due to lower costs for legal services. The Company is a plaintiff in a continuing legal action, that generated the increase in legal fees for 1997. The Company has decreased the costs of communications by 3% due to a new contract with its cellular phone provider which features lower rates.


OTHER INCOME

The decrease in other income is due primarily to a gain of $57,000 on the sale of one of the Company's well servicing rigs during the quarter ended September 30, 1997. No such sale of fixed assets has occurred in 1998. Also, other income for the quarter ended September 30, 1997, included a gain of $23,000 from the sale of production supplies and scrap metal.



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Oil and gas sales decreased by 40.2% for the nine months ended September 30, 1998 when compared with the same period for 1997. Oil and gas sales decreased by 33.7% due to lower average crude oil prices for the first half of 1998.
The average price of the Company's oil and gas for the first nine months of 1998 decreased by approximately $6.20 per equivalent barrel when compared with the same period for 1997. The remaining decline in revenues of 6.5% is due to lower production of crude oil. The Company's net revenue interest share of oil and gas production decreased by approximately seventeen barrels per day for the nine months ended September 30, 1998. The decrease in production is primarily the result of certain oil and gas properties, which are uneconomic at current price levels, being shut-in during the first nine months of 1998.


OPERATING EXPENSES

Operating expenses decreased by 13% for the nine months ended September 30, 1998. The cost to produce an equivalent barrel of crude oil decreased by approximately seventy cents per barrel for the nine months ended September 30, 1998.

During the first and second quarters of 1997, the Company devoted a portion of its labor, supplies and fuel resources to the drilling of one oil well and remedial work on a second well. The costs associated with the drilling and remedial well work were capitalized as Oil and Gas Properties and Equipment. In 1998, the Company again, capitalized costs associated with the redrill of an existing well. However, the costs capitalized in 1998 were lower than the costs capitalized in 1997. The result of the differences in the costs capitalized between 1998 and 1997 was to increase costs for 1998 by 8% when compared with the costs that were capitalized in 1997. This was offset by a 21% decrease in other costs due primarily to the shut-in of certain unprofitable oil and gas properties, reductions in maintenance activities on company owned equipment, reductions in field personnel and a general reduction in costs due to lower levels of activities in all cost categories.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 16% for the first nine months of 1998 when compared with the same period for 1997. Professional fees decreased by 10% for the nine months ended September 30, 1998 due to lower costs for legal services. The Company is a plaintiff in a continuing legal action, that generated the increase in legal fees for 1997.


OTHER INCOME

The decrease in other income is due primarily to a gain of $77,000 on the sale of five of the Company's well servicing rigs during the nine months ended September 30, 1997. No such sale of fixed assets has occurred in 1998. Also, other income for the nine months ended September 30, 1997, included a gain of $30,000 from the sale of production supplies and scrap metal.

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

          No Form 8-K's were filed during the three months ended September 30, 1998.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 13, 1998                     J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated: November 13, 1998                     JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule