Form 10KSB
period 1998-12-31
PYRAMID OIL CO
filed 1999-04-01
CIK 81318

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

               For the fiscal year ended December 31, 1998

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from              to

                        Commission File Number 0-5525

                             PYRAMID OIL COMPANY
          (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     94-0787340
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        2008 - 21st. Street, P. O. Box 832                 93302
              Bakersfield, California
      (Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code:  (661) 325-1000

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

State the registrant's revenues for its most recent fiscal year:  $951,015

   The aggregate market value on March 22, 1999, of Common shares held by non-affiliates was approximately $320,000 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

       At March 22, 1999, there were 2,494,430 Common shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

   Transitional Small Business Disclosure Format (check one):
   Yes      No X

                          PYRAMID OIL COMPANY

                    1998 FORM 10-KSB ANNUAL REPORT

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

The Company's executive offices are located at 2008 21st Street, Bakersfield, California, 93301, telephone (661) 325-1000, facsimile (661) 325-0100.


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

Management believes that under the right economic conditions, several of the producing properties that the Company owns could have further developmental potential. Certain oil properties currently owned and operated by the Company may be receptive to enhanced oil recovery procedures when economic conditions improve.

Oil and Gas Production Operations
---------------------------------

At the beginning of 1998, Pyramid operated 23 oil and gas leases (properties) that produce crude oil and/or natural gas (production) in Kern and Santa Barbara Counties in the State of California. At the end of 1998, the Company had reduced the leases in operation to 16 due to the low oil prices for 1998. Production operations consist primarily of pumping oil from a well(s) into tanks and selling the oil to a buyer and maintaining production facilities. Operations of properties differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Occasionally, the Company drills new wells or redrills existing wells on properties owned by the Company in an attempt to increase oil and gas production. In the last five years, the Company has utilized the services of outside drilling contractors for drilling new wells and redrilling existing wells. Maintenance and repairs of existing wells to maintain or increase oil and gas production are carried out by Company personnel on a continuing basis. Most maintenance and repair work is performed with Company rigs.

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate 134 total wells, and of these, approximately 57 were in daily operation during 1998. Operations continue to be reduced on specific properties that are currently generating a marginal gross profit in an effort to hold the properties until economic conditions warrant full scale operations.

The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.


Marketing of Crude Oil and Natural Gas
--------------------------------------

The Company sells its crude oil to Kern Oil & Refining and Tosco Refining Company, accounting for approximately 50.6%, and 43.4%, respectively, of Pyramid's crude oil and gas sales in 1998. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies.
Natural gas is sold to companies in the area of operations. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year; however, there are some seasonal influences that may affect natural gas sales from the interests owned in the State of New York.


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

During 1996, the Company was required by the Bureau of Land Management to perform certain lease remediation efforts on two Federal leases that the Company operates. The cost of these efforts in 1996 was approximately $48,000. During the fourth quarter of 1998, the Company was notified by the United States Environmental Protection Agency of its potential liability for waste material it disposed of at the Casmalia Disposal Site in Santa Barbara County, California. Management does not believe that the Company will be liable for any costs for the remediation of the Casmalia Disposal Site.


(e) Commitments and Contingencies
    -----------------------------

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this property. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this property. The Company secured a waiver of its commitment to drill a well on this property in 1996. The Company drilled and completed a new well on this property in 1997. The Company did not drill a new well or obtain a waiver of this drilling commitment in 1998.

Failure to drill the necessary well could result in the potential relinquishment of any undrilled or unproved acreage on this lease. Any relinquishment would not affect wells already drilled and producing on this lease. This property had no proved undeveloped reserves of crude oil and natural gas at December 31, 1998.

The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing one well on this lease in 1997 was approximately $256,000. The price of oil on this specific Carneros Creek field lease was $8.70 per barrel at December 31, 1998 and $13.25 per barrel at March 29, 1999.

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

(f)  OTHER
     -----

The Company employed eleven full-time people as of December 31, 1998.

The Company had no material research and development costs for the three years ended December 31, 1998.

All of the Company's revenues during 1998 were derived from domestic sources.


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

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company has no significant proved undeveloped properties at December 31, 1998. The Company had one producing property with proved undeveloped reserves as of December 31, 1997.

(b)  OIL AND GAS PROPERTIES
     ----------------------

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by System Technology Associates, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
   December 31, 1998               384,000             127,000
                1997               435,000             145,000
                1996               499,000             278,000
                1995               451,000             171,000
                1994               479,000             170,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 1998.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, was $1,001,000 at December 31, 1998, $1,688,000 at December 31, 1997, $3,958,000 at December 31, 1996, $2,155,000
at December 31, 1995, and $2,262,000 at December 31, 1994.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years were as follows.

                       1998      1997      1996       1995      1994
                       ----      ----      ----       ----      ----
Crude oil (Bbls)      85,000    91,000   101,000    104,000    122,000

Natural gas (MCF)     36,000    35,000    48,000     37,000     35,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years were as follows:

                       1998       1997      1996      1995       1994
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $10.73     $17.07    $18.80    $15.41     $14.09
                       =====      =====     =====     =====      =====
  Natural gas         $ 1.64     $ 1.99    $ 1.35    $ 1.11     $ 1.62
                       =====      =====     =====     =====      =====

Production costs      $ 8.61     $ 9.90    $ 9.60    $ 8.50     $ 6.70
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 1998, was approximately $8.13 per barrel and the average selling price of Pyramid's gas at December 31, 1998, was approximately $1.23 per MCF.

As of December 31, 1998, Pyramid had the following gross and net position in wells and proved acres:

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

During the years ended December 31, 1997, 1995 and 1994, Pyramid participated in the drilling of 1 well each year. No wells were drilled in 1998 and 1996. All of these wells were drilled in California and completed as producing wells.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 1998, Pyramid held positions in unproven acreage in the following locations:

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

Pyramid owned the following real property as of December 31, 1998, all located in California.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                  PART II
                                  -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the over-the-counter market. The following are high and low "bid" quotations for each quarter of 1998 and 1997, and reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                    High         Low
                                    Bid          Bid
                                    ----        -----
    1998
         First Quarter             $ 7/16      $ 3/8
         Second Quarter             13/32        5/16
         Third Quarter               5/16        1/4
         Fourth Quarter              1/4         1/8
    1997
         First Quarter               5/16        3/16
         Second Quarter              3/8         1/8
         Third Quarter               1/2         1/4
         Fourth Quarter              5/8         3/8


(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                              Title of Class
                              --------------
                     Common Shares, without par value


                Approximate Number of Holders of Record of
                   the Outstanding Common Shares as of
                             December 31, 1998
                -------------------------------------------

                                    745

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

IMPACT OF CHANGING PRICES
-------------------------

Average crude oil prices decreased by approximately $5.60 per equivalent barrel sold during 1998 as compared with average prices for 1997. Crude oil prices in 1998 were at the lowest levels encountered for decades. In 1998 there were sixty-two separate crude oil price changes, as compared with forty-four price changes in 1997. The price fluctuations experienced in 1998 were as extreme as they have been in prior years. The difference between the highest and lowest posted prices in 1998 was $6.00 per barrel. By comparison, this same differential in 1997 and 1996 was $8.60 and $6.65 per barrel, respectively. Continuing uncertainty in crude oil prices has made it impractical for the Company to make any commitments to further develop its oil and gas properties. Crude oil prices must stabilize for a long-term period, at economic levels, before resources would be available to expand the Company's oil and gas reserves.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash decreased by $282,677 as of December 31, 1998 when compared to December 31, 1997. The Company used $141,756 in cash for operating activities in 1998. Capital spending of $214,824 and principal payments on the Company's long-term debt totaling $26,097 further reduced cash reserves in 1998. These cash reductions in 1998 were offset by borrowings from the Company's line of credit. The components of the changes in cash for 1998 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. Management believes the Company could also secure funds, if necessary, from other outside sources to finance acquisitions or other capital projects.

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

The Company has not generated sufficient cash flows to enable it to further develop its oil and gas properties and to risk exploratory drilling costs in attempts to expand its oil and gas reserves. The Company drilled one well in 1997 and no wells were drilled in 1998 or 1996. The Company completed a redrill of an existing well in the second quarter of 1998.

The Company's crude oil reserves increased for the year ended December 31, 1996, due primarily to higher crude oil prices at year end. The Company's crude oil reserves decreased for the years ended December 31, 1998 and 1997, due primarily to lower crude oil prices at year end.

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

During 1998, the Company entered into a joint venture agreement to participate as a non-operator in the development of gas wells in Solano County, California. The Company's share of costs for this project in 1998 were $14,200 and estimated costs for completion of the project in 1999 are approximately $72,000.

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


FORWARD-LOOKING INFORMATION
---------------------------

Looking forward into 1999, crude oil prices have increased by $4.50 per barrel as of March 29, 1999, compared to prices at December 31, 1998. There have been eleven separate price changes since December 31, 1998. The Company is unable to predict any future price changes that would impact the remainder of 1999.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. Several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 1999, by routine maintenance of its existing wells.

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

The Company continues to be burdened with additional costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 1998. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS
--------------------------------------------------------


Results of Operations for the Fiscal Year Ended December 31, 1998
Compared to the Fiscal Year Ended December 31, 1997
---------------------------------------------------

REVENUES
--------

Oil and gas sales decreased by 38% for the year ended December 31, 1998, when compared with the same period for 1997. Oil and gas sales decreased by 33% due to lower average prices for 1998. The average price of the Company's oil and gas decreased by approximately $5.60 per equivalent barrel for 1998 when compared to 1997. Oil and gas sales decreased by 5% due to a decrease in production for 1998. Production for 1998 decreased by approximately fourteen barrels per day when compared with production in 1997. The decline in production for 1998 is due primarily to the shut-in of certain oil and gas properties, that were produced last year, which became uneconomic due to the low oil prices experienced in 1998.


OPERATING EXPENSES
------------------

Operating expenses decreased by 19% for the year ended December 31, 1998 when compared with the same period of 1997. The cost to produce an equivalent barrel of crude oil decreased by approximately $1.45 per barrel for 1998 when compared to 1997. The decrease in operating expenses is due primarily to the shut-in of certain oil and gas properties as noted above. In addition, expenditures were reduced for production equipment repair and maintenance, and other well related maintenance activities on producing properties to reduce operating costs. Labor costs were lower, due primarily to a reduction in field personnel during 1998.


GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses decreased by 16% for the year ended December 31, 1998 when compared to the same period for 1997. Outside professional services (legal and accounting) were lower by 9% for 1998. Legal services were lower due to a reduction in the level of legal activity for 1998. Accounting services were lower due to a reduction in the activities related to the preparation of the Company's tax returns for 1998.

DEPLETION, DEPRECIATION, AMORTIZATION
  AND VALUATION ALLOWANCE
-------------------------------------

The provision for depletion, depreciation and amortization increased by 61% for the year ended December 31, 1998, when compared with the same period for 1997. The Company recorded an increase in valuation allowances of $270,000 in the fourth quarter of 1998 due to an impairment in the value of certain oil and gas properties (see Note 1 of Notes to Financial Statements, Significant Accounting Policies, Costs Incurred in Oil and Gas Producing Activities).
This was offset by a decrease in depreciation resulting from a number of the Company's production equipment and production vehicles becoming fully depreciated during the year.


OTHER INCOME
------------

Other income decreased by approximately $110,000 for the twelve months ended December 31, 1998. In 1997, the Company sold five well servicing rigs for a gain of $77,000. No well servicing rigs or other fixed assets were sold in 1998. The Company also sold certain excess tubular goods, production equipment and scrap metal during 1997 for a decrease of approximately $29,000 when compared to the same period of 1998.



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

ITEM 7- FINANCIAL STATEMENTS
-----------------------------

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 1998

                                                                     Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. . . . . . . . . . . . . .   21


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 1998 and 1997 . . . . . . . . . .   22-23
    Statements of operations - years ended
      December 31, 1998, 1997 and 1996  . . . . . . . . . . . . . .   24
    Statements of shareholders' equity - years ended
      December 31, 1998, 1997 and 1996  . . . . . . . . . . . . . .   25
    Statements of cash flows - years
      ended December 31, 1998, 1997 and 1996  . . . . . . . . . . .   26-27
    Notes to financial statements . . . . . . . . . . . . . . . . .   28

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


To the Shareholders and the Board of Directors of Pyramid Oil Company:


We have audited the accompanying balance sheets of Pyramid Oil Company (a California corporation) as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                  ARTHUR ANDERSEN LLP


Los Angeles, California
February 26, 1999

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------


                                    ASSETS
                                    ------

                                                 December 31,
                                          -------------------------
                                             1998            1997
                                          ----------    ------------

CURRENT ASSETS:
   Cash                                  $  318,317       $   600,994
   Trade accounts receivable
     (net of reserve for doubtful
     accounts of $4,000 in 1998
     and 1997)                               77,315           153,821
   Crude oil inventory                       38,371            61,194
   Prepaid expenses                          81,128            93,587
   Deferred income taxes                     73,350            79,853
                                          ---------        ----------
         Total current assets               588,481           989,449
                                          ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and
     equipment (successful
     efforts method)                     10,375,606        10,174,516
   Drilling and operating equipment       3,177,722         3,177,722
   Land, buildings and improvements         921,767           919,117
   Automotive, office and
     other property and equipment         1,036,459         1,036,073
                                         ----------        ----------
                                         15,511,554        15,307,428
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances           (13,632,061)      (13,035,692)
                                         ----------        ----------
                                          1,879,493         2,271,736
                                         ----------        ----------
                                        $ 2,467,974       $ 3,261,185
                                         ==========        ==========

The accompanying notes are an integral part of these balance sheets.



                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                 December 31,
                                          ----------------------------
                                              1998              1997
                                          ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                     $    52,975        $    44,584
   Accrued professional fees                 18,250             33,500
   Accrued taxes, other than
     income taxes                            27,704             34,569
   Accrued payroll and related costs         25,191             25,466
   Accrued royalties payable                 42,331             75,482
   Accrued insurance                         23,756             35,533
   Current maturities of long-term debt      17,604             23,399
   Line of credit                           100,000                 --
                                          ---------         ----------
      Total current liabilities             307,811            272,533
                                          ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                  25,145             45,447
                                          ---------         ----------
DEFERRED INCOME AND OTHER TAXES             115,821            122,324
                                          ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,494,430 shares                   1,071,610          1,071,610
   Retained earnings                        947,587          1,749,271
                                         ----------         ----------
                                          2,019,197          2,820,881
                                         ----------         ----------

                                        $ 2,467,974        $ 3,261,185
                                         ==========         ==========

The accompanying notes are an integral part of these balance sheets.


                             PYRAMID OIL COMPANY

                           STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                                         Year ended December 31,
                                  --------------------------------------
                                     1998          1997          1996
                                  ----------    ----------    ----------
REVENUES:                        $   951,015   $ 1,537,832   $ 1,954,274
                                  ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                 780,259       962,119     1,045,691
  General and administrative         332,513       395,032       402,407
  Taxes, other than income and
    payroll taxes                     59,743        61,604        59,491
  Provision for depletion,
    depreciation, amortization
    and valuation allowance          607,067       377,209       335,162
  Other costs and expenses            16,082        13,153        12,293
                                   ---------     ---------    ----------
                                   1,795,664     1,809,117     1,855,044
                                   ---------     ---------    ----------
OPERATING INCOME (LOSS)             (844,649)     (271,285)       99,230
                                   ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                     30,192        23,309        24,340
  Other income                        21,594       131,834        24,440
  Interest expense                (    7,696)   (    8,648)   (   16,716)
                                  ----------     ---------     ---------
                                      44,090       146,495        32,064
                                  ----------     ---------     ---------
INCOME (LOSS) BEFORE INCOME
 TAX PROVISION                     ( 800,559)    ( 124,790)      131,294
  Income tax provision                 1,125         1,133         1,148
                                  ----------     ---------     ---------
NET INCOME (LOSS)                $ ( 801,684)  $ ( 125,923)  $   130,146
                                  ==========     =========     =========
BASIC INCOME (LOSS)
 PER COMMON SHARE                $      (.32)  $      (.05)  $       .05
                                  ==========     =========     =========
DILUTED INCOME (LOSS)
  PER COMMON SHARE               $      (.32)  $      (.05)  $       .05
                                  ==========     =========     =========
Weighted average number of
  common shares outstanding        2,494,430     2,494,430     2,494,430
                                  ==========     =========    ==========

The accompanying notes are an integral part of these statements.

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------




                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 1995      2,494,430       $1,071,610     $1,745,048

  Net income                            --               --        130,146
                                 ---------        ---------      ---------
Balances, December 31, 1996      2,494,430        1,071,610      1,875,194

  Net income                            --               --      ( 125,923)
                                 ---------        ---------      ---------
Balances, December 31, 1997      2,494,430        1,071,610      1,749,271

  Net loss                              --               --      ( 801,684)
                                 ---------        ---------      ---------
Balances, December 31, 1998      2,494,430       $1,071,610    $   947,587
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.


                            PYRAMID OIL COMPANY

                          STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                              Year ended December 31,
                                          -------------------------------
                                             1998       1997        1996
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                       $(801,684) $(125,923)   $130,146
  Adjustments to reconcile net (loss)
    income to net cash (used in)
    provided by operating activities:
      Provision for depletion,
        depreciation, amortization
        and valuation allowance             607,067    377,209     335,162
      (Gain)loss on sale of
        property and equipment                   --    (77,294)        250
  Changes in operating assets
    and liabilities:
      Decrease (increase) in trade
        accounts receivable                  76,506    106,732     (74,891)
      Decrease (increase) in
        crude oil inventories                22,823     56,698     (41,516)
      Decrease (increase) in
          prepaid expenses                   12,459        986     (13,961)
      (Decrease) increase in
         accounts payable and
         accrued liabilities                (58,927)   (72,670)     89,618
      Other                                      --         --       4,715
                                            -------    -------     -------
  Net cash (used in) provided by
    operating activities                   (141,756)   265,738     429,523
                                            -------    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                     (214,824)  (509,532)   (132,579)
  Proceeds from sale of
    property and equipment                       --    223,700       3,100
                                            -------    -------     -------
  Net cash used in
    investing activities                   (214,824)  (285,832)   (129,479)
                                            -------    -------     -------

The accompanying notes are an integral part of these statements.


                                PYRAMID OIL COMPANY

                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
-----------------------------------------------------------------------------



                                              Year ended December 31,
                                           ------------------------------
                                              1998      1997        1996
                                            -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on line
    of credit                              ( 62,596)  ( 30,000)   ( 96,000)
  Proceeds from line of credit              162,596     30,000      71,000
  Principal payments on long-term
    debt                                   ( 26,097)  ( 60,955)   ( 98,999)
  Proceeds from borrowings of
    long-term debt                               --         --      53,650
                                            -------    -------     -------
  Net cash provided by (used in)
    financing activities                     73,903    (60,955)    (70,349)
                                            -------    -------     -------

Net (decrease) increase in cash            (282,677)  ( 81,049)    229,695

Cash at beginning of year                   600,994    682,043     452,348
                                            -------    -------     -------
Cash at end of year                       $ 318,317  $ 600,994   $ 682,043
                                            =======    =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                            $   7,696  $   8,648   $  15,997
                                            =======    =======     =======
Cash paid during the year
  for income taxes                        $   1,125  $   1,133   $   1,148
                                            =======    =======     =======

The accompanying notes are an integral part of these statements.


                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1998
----------------------------------------------------------------------------


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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1998

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

    The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment of $270,000 in the fourth quarter of 1998 under these guidelines. This impairment is reflected as additional depletion, depreciation, amortization and valuation allowance in the accompanying statement of operations.


    Depletion, Depreciation, and Amortization
    -----------------------------------------

    Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 1998, 1997 and 1996 were $5.78, $2.69 and $2.17, respectively.

    Drilling and operating equipment, buildings, automotive, office and other property and equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives or the applicable

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 1998
------------------------------------------------------------------------------

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

    Concentration of Credit Risk
    ----------------------------

    The Company sells its crude oil to Kern Oil & Refining and Tosco Refining Company, accounting for approximately 50.6%, and 43.4%, respectively, of Pyramid's crude oil and gas sales in 1998. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1998
------------------------------------------------------------------------------

2.  Long-Term Debt and Line of Credit
    ---------------------------------

Long-term debt at December 31, 1998 and 1997, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       1998         1997
                                                    ---------    ---------
  Note payable to a bank, secured by a deed
    of trust on the corporate office, payable
    in monthly installments of $1,467 principal,
    with interest at the prime rate (7.75% at
    December 31, 1998) plus 1.25%, payments
    continuing through June 2001, with the
    remaining principal and interest due in
    June 2001.                                       $ 42,749     $ 63,051

  Line of credit                                      100,000        5,795
                                                      -------      -------
                                                      142,749       68,846
  Less - current maturities                          (117,604)    ( 23,399)
                                                      -------      -------
                                                     $ 25,145     $ 45,447
                                                      =======      =======

At December 31, 1998 approximately $379,000 of gross property and equipment was pledged as collateral to secure $43,000 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 1999           $ 117,604
                                     2000              17,604
                                     2001               7,541
                                     2002                  --
                                                      -------
                                                    $ 142,749
                                                      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1998
-----------------------------------------------------------------------------

At December 31, 1998, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $100,000 through May 31, 1999. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 7.75% at December 31, 1998.


3.   Income Taxes
     ------------
   Income tax provision consists of the following:

                                         Year Ended December 31,
                                   -----------------------------------
                                    1998           1997          1996
                                   -------        -------       ------
   Federal income taxes:
     Current                     $      --       $     --      $     --
     Deferred                           --             --            --
                                   -------        -------       -------
                                        --             --            --
                                   -------        -------       -------
   State income taxes:
     Current                         1,125          1,133         1,148
     Deferred                           --             --            --
                                   -------        -------       -------
                                     1,125          1,133         1,148
                                   -------        -------       -------
   Income tax provision           $  1,125       $  1,133      $  1,148
                                   =======        =======       =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1998
-----------------------------------------------------------------------------

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                              Year Ended December 31,
                                        -----------------------------------
                                          1998         1997          1996
                                        --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate       $(180,390)   $ (42,429)    $  44,640
   Net operating loss carryover          183,591       42,269       (44,823)
   Other                                  (2,076)       1,293         1,331
                                        --------     --------      --------
   Income tax provision                $   1,125    $   1,133     $   1,148
                                        ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   1998          1997          1996
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     73,350   $    79,853   $    78,759
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    73,350        79,853        78,759
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   3,121,533     2,982,570     3,027,779
  Gross liabilities              ( 435,430)    ( 458,840)    ( 520,768)
  Valuation allowance           (2,801,924)   (2,646,054)   (2,628,241)
                                ----------     ---------     ---------
                                 ( 115,821)   (  122,324)   (  121,230)
                                ----------     ---------     ---------
                               $(   42,471)  $(   42,471)  $(   42,471)
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1998
-----------------------------------------------------------------------------

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                             December 31,
                               ---------------------------------------
                                   1998          1997          1996
                               -----------   -----------   -----------
    Accounts receivable        $     1,600    $    1,600   $     1,600
    Inventory                       55,200        55,200        55,200
    Property and equipment       ( 435,430)    ( 458,640)    ( 520,768)
    Net operating loss
      carry forwards             1,394,984     1,288,935     1,326,686
    Investment tax credits         162,556       162,556       162,556
    Statutory depletion
      carryover                  1,563,993     1,531,079     1,538,537
    Accrued liabilities             16,550        23,053        21,959
    Valuation allowance         (2,801,924)   (2,646,254)   (2,628,241)
                                ----------     ---------     ---------
                               $(   42,471)  $(   42,471)  $(   42,471)
                                ==========     =========     =========


At December 31, 1998, a valuation allowance has been provided against a significant portion of the deferred tax assets generated by net operating loss carryforwards, investment tax credits and the statutory depletion carryover due to the uncertainty of their future utilization.

The Company has federal income tax net operating loss carry forwards of approximately $3,938,000, which expire, to the extent not used, starting in 2001. For California franchise tax purposes, as of December 31, 1998, the Company has unused net operating loss carryforwards of approximately $603,000, a portion of which expire each year through 2001.

At December 31, 1998, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $4,600,000, which currently has no expiration date.

As of December 31, 1998, the Company has an investment tax credit carryforward of approximately $163,000 available to reduce future taxes payable for financial reporting and federal income tax purposes. The investment tax credit, to the extent not used, will expire in varying amounts from 1999 through 2000. Upon expiration, the Company will be able to claim a current deduction on their federal tax return.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1998
-----------------------------------------------------------------------------

4. Related-Party Transaction
   -------------------------

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest acquired by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $69,000, $130,000 and $143,000 in 1998, 1997 and 1996, respectively.


5. Fourth Quarter Results (Unaudited)
   ---------------------------------

During the fourth quarter of 1998, 1997 and 1996, the Company adjusted the provision for depletion, depreciation and amortization to reflect the adjustments made to the Company's oil and gas reserves by independent consultants. The effect of these adjustments was to increase net income by approximately $54,000, $50,000 and $88,000 in 1998, 1997 and 1996,
respectively. The Company recorded an increase in valuation allowances of $270,000 in the fourth quarter of 1998 due to an impairment in the value of certain oil and gas properties (see Note 1 of Notes to Financial Statements, Significant Accounting Policies, Costs Incurred in Oil and Gas Producing Activities).


6. Commitments and Contingencies
   -----------------------------

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this property. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this property. The Company secured a waiver of its commitment to drill a well on this property in 1996. The Company drilled and completed a new well on this property in 1997. The Company did not drill a well or obtain a waiver of this drilling commitment in 1998.

Failure to drill the necessary well could result in the potential relinquishment of any undrilled or unproved acreage on this lease. Any relinquishment would not affect wells already drilled and producing on this lease. This property has no proved undeveloped reserves at December 31, 1998.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1998
-----------------------------------------------------------------------------

The cost of drilling and completing a well can vary significantly. The Company's total share of the costs of drilling and completing one well on this lease in 1997 was approximately $256,000. The price of oil on this specific Carneros Creek field lease was $8.70 per barrel at December 31, 1998 and $9.45 per barrel at February 26, 1999.

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

During 1998, the Company entered into a joint venture agreement to participate as a non-operator in the development of gas wells in Solano County, California. The Company's share of costs for this project in 1998 were $14,200 and estimated costs for completion of the project in 1999 are approximately $72,000.

During the fourth quarter of 1998, the Company was notified by the United States Environmental Protection Agency of its potential liability for waste material it disposed of at the Casmalia Disposal Site in Santa Barbara County, California. Management does not believe that the Company will be liable for any costs for the remediation of the Casmalia Disposal Site.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 1998
-----------------------------------------------------------------------------



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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 1998, 1997 and 1996 were as follows:

                                      1998         1997         1996
                                   ----------   ----------   ----------
Proved properties                 $10,197,000  $ 9,995,900  $ 9,545,500
Unproved properties
  being amortized                     178,600      178,600      189,300
Unproved properties
  not being amortized                      --           --           --
Accumulated depletion,
  depreciation, amortization
  and valuation allowances         (9,632,600)  (9,109,500)  (8,848,700)
                                    ---------    ---------    ---------
                                  $   743,000  $ 1,065,000  $   886,100
                                    =========    =========    =========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1998
-----------------------------------------------------------------------------



The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  1998            1997           1996
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved reserves:
  Beginning of year            462     169     517     294     474    191
  Revisions of previous
    estimates                    2     ( 6)    (20)   (126)     96    128
  Extensions, discoveries
    and other additions          5      --      56      36      48     23
  Production                   (85)    (36)   ( 91)    (35)   (101)   (48)
                              ----    ----    ----    ----    ----   ----
  End of year                  384     127     462     169     517    294
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            435     145     499     278     451    171
                              ====    ====    ====    ====    ====   ====
  End of year                  384     127     435     145     499    278
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 1998
---------------------------------------------------------------------------

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  1998          1997          1996
                               ----------    ----------    ----------
Proved developed reserves
  (Present value before
   income taxes)               $1,001,000    $1,688,000    $3,958,000
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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                       1998          1997          1996
                                      -------       -------       -------
Property acquisition costs           $ 14,000      $  4,000      $ 18,200
Exploration costs                          --            --            --
Development costs                     201,000       435,700        38,400


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 1998
---------------------------------------------------------------------------

The results of operations for oil and gas producing activities for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                     1998          1997          1996
                                  ----------    ----------    ----------
Sales                            $   951,000   $ 1,537,800   $ 1,954,300
Production costs                     826,800     1,015,300     1,097,200
Exploration costs                         --            --            --
Depletion, depreciation,
  and amortization                   523,100       260,800       236,200
                                   ---------     ---------     ---------
                                   ( 398,900)      261,700       620,900
Income tax provision                   1,200         1,200         1,200
                                   ---------     ---------     ---------
Results of operations from
  production activities          $ ( 400,100)  $   260,500   $   619,700
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                     1998          1997          1996
                                  ----------    ----------    ----------
Future cash inflows              $ 3,262,000   $ 6,682,000   $11,747,000
Future development and
  production costs                 1,973,000     4,368,000     6,342,000
Future income tax expense             12,000        12,000        12,000
                                  ----------    ----------    ----------
Future net cash flow               1,277,000     2,302,000     5,393,000
10% annual discount                  286,000       570,000     1,252,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $   991,000   $ 1,732,000   $ 4,141,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1998
-----------------------------------------------------------------------------



The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                     1998          1997          1996
                                  ----------    ----------    ----------
Extensions                       $    11,000   $   239,000   $   389,000
Revisions of previous estimates
  Price changes                     (948,000)   (1,998,000)    1,572,000
  Quantity estimate                    2,000      (162,000)      899,000
Other, net                          ( 56,000)     (317,000)     (227,000)
Development costs incurred           181,000       440,000        57,000
Changes in estimated future
  development costs                   19,000      (503,000)     (197,000)
Sales of oil and gas, net of
  production costs                  (124,000)     (523,000)     (857,000)
Accretion of discount                174,000       415,000       229,000
                                  ----------    ----------    ----------
                                 (   741,000)  ( 2,409,000)    1,865,000
Net change in income taxes                --            --            --
                                  ----------    ----------    ----------
Net increase (decrease)          ($  741,000)  $(2,409,000)  $ 1,865,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1998
------------------------------------------------------------------------------



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

The decrease of $741,000 and $2,409,000 in the Company's standardized measure of future net cash flows for the years ended December 31, 1998 and 1997, respectively, is due primarily to revisions of previous estimates due to price changes. The changes in crude oil prices at the end of each year has a significant impact on the valuation of the Company's reserves and discounted future net cash flows. Lower crude oil prices at the end of 1998 and 1997 reduced the discounted future net cash flows by approximately $948,000 and $1,998,000, respectively.

The increase in the standardized measure of discounted future net cash flows at December 31, 1996 of $1,865,000 is due primarily to higher crude oil prices at year end.

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS
-----------------------------------------------------------------------------

                                        1998         1997
                                    ----------    ----------
    REVENUES:

      Quarter Ended:

          March 31                  $   252,780   $   473,190
          June 30                       230,186       381,186
          September 30                  260,173       388,519
          December 31                   207,876       294,937
                                     ----------    ----------
                                    $   951,015   $ 1,537,832
                                     ==========    ==========

    NET INCOME (LOSS):

      Quarter Ended:

          March 31                  $(  158,111)  $    41,472
          June 30                    (  165,479)   (   30,959)
          September 30               (  114,025)   (   14,478)
          December 31 (a)            (  364,069)   (  121,958)
                                     ----------    ----------
                                    $(  801,684)  $(  125,923)
                                     ==========    ==========

    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:

          March 31                  $      (.06)  $       .02
          June 30                          (.07)         (.01)
          September 30                     (.05)         (.01)
          December 31 (a)                  (.14)         (.05)
                                     ----------    ----------
                                    $      (.32)  $      (.05)
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

                                 PYRAMID OIL COMPANY
                                CORPORATE INFORMATION



Board of Directors....J. Ben Hathaway, President, Pyramid Oil Company
                      John H. Alexander, Vice President, Pyramid Oil Company John E. Turco, Private Investor
                      Thomas W. Ladd, Independent Oil Producer and Geologist Gary L. Ronning, Independent Oil Producer and Geologist

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

                         None


                                  PART III



ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1999 Annual Meeting of Shareholders.


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1999 Annual Meeting of Shareholders.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1999 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information in Note 4 of Notes to Financial Statements included in Item 7 of this Form 10-KSB is incorporated herein by reference.

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest acquired by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $69,000 in 1998, $130,000 in 1997 and $143,000 in 1996.

                                   PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  1.  Financial Statements
         --------------------

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants
            Balance Sheets at December 31, 1998 and 1997.
            Statements of Operations for the three years in the period ended December 31, 1998.
            Statements of Shareholders' Equity for the three
              years in the period ended December 31, 1998.
            Statements of Cash Flows for the three
              years in the period ended December 31, 1998.
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

      No reports on Form 8-K were filed during the fourth quarter of 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 30, 1999                         By:    J. BEN HATHAWAY
                                           ----------------------
                                              J. Ben Hathaway
                                             Director/President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     J. BEN HATHAWAY          Director/President            March 30, 1999
---------------------------
     J. Ben Hathaway


    JOHN H. ALEXANDER         Director/Vice President       March 30, 1999
---------------------------
    John H. Alexander


      THOMAS W. LADD          Director                      March 30, 1999
---------------------------
      Thomas W. Ladd

      GARY L. RONNING         Director                      March 30, 1999
---------------------------
      Gary L. Ronning

                              Director                      March 30, 1999
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/           March 30, 1999
---------------------------  Principal Accounting Officer
   Lee G. Christianson