Form 10QSB
period 1999-03-31
PYRAMID OIL CO
filed 1999-06-08
CIK 81318

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

 / / For the quarterly period ended March 31, 1999

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

                               (661) 325-1000
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at March 31, 1999)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 1999           1998
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $206,682       $318,317
  Trade accounts receivable                      105,662         77,315
  Crude oil inventory                             38,371         38,371
  Prepaid expenses                                60,626         81,128
  Deferred income taxes                           70,613         73,350
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    481,954        588,481
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,377,887     10,375,606
  Drilling and operating equipment             3,177,722      3,177,722
  Land, buildings and improvements               921,767        921,767
  Automotive, office and other
    property and equipment                     1,036,459      1,036,459
                                             ------------   ------------
                                              15,513,835     15,511,554
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,702,871)   (13,632,061)
                                             ------------   ------------
                                               1,810,964      1,879,493
                                             ------------   ------------

                                              $2,292,918     $2,467,974
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 1999           1998
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 51,268       $ 52,975
  Accrued professional fees                       27,873         18,250
  Accrued taxes, other than income taxes          27,704         27,704
  Accrued payroll and related costs               34,952         25,191
  Accrued royalties payable                       42,494         42,331
  Accrued insurance                               10,721         23,756
  Current maturities of long-term debt            17,604         17,604
  Line of credit                                  20,000        100,000
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               232,616        307,811
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         20,102         25,145
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  113,084        115,821
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                              855,506        947,587
                                             ------------   ------------
                                               1,927,116      2,019,197
                                             ------------   ------------
                                              $2,292,918     $2,467,974
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             Three months ended March 31,
                                             ---------------------------
                                                 1999           1998
                                             ------------   ------------
  REVENUES                                     $ 213,349       $252,780
                                             ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                           167,429        217,282
    General and administrative                    63,147         87,160
    Taxes, other than income
        and payroll taxes                         11,540         11,715
    Provision for depletion,
        depreciation and amortization             70,810        102,436
    Other costs and expenses                         786          1,473
                                             ------------   ------------
                                                 313,712        420,066
                                             ------------   ------------
  OPERATING LOSS                                (100,363)      (167,286)
                                             ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                2,641          4,731
    Other income                                   7,500          6,694
    Interest expense                              (1,534)        (1,117)
                                             ------------   ------------
                                                   8,607         10,308
                                             ------------   ------------
  LOSS BEFORE INCOME
     TAX PROVISION                              ( 91,756)      (156,978)
   Income tax provision                              325          1,133
                                             ------------   ------------
  NET LOSS                                     $( 92,081)     $(158,111)
                                             ============   ============

  BASIC LOSS PER COMMON SHARE                     ($0.04)        ($0.06)
                                             ============   ============

  DILUTED LOSS PER COMMON SHARE                   ($0.04)        ($0.06)
                                             ============   ============
  Weighted average number of
    common shares outstanding                  2,494,430      2,494,430
                                             ============   ============

                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                  Three months ended March 31,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $( 92,081)     $(158,111)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Provision for depletion,
        depreciation and amortization                  70,810        102,436
  Changes in assets and liabilities:
    (Increase) decrease in trade
     accounts receivable                              (28,347)        51,258
    Decrease in prepaid expenses                       20,502         19,259
    Increase (decrease) in accounts
      payable and accrued liabilities                   4,805        (35,829)
                                                     ---------      ---------
   Net cash used in operating activities              (24,311)       (20,987)
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (2,281)        (2,444)
                                                     ---------      ---------
   Net cash used in investing activities               (2,281)        (2,444)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on line of credit              (100,000)            --
   Proceeds from line of credit                        20,000             --
   Principal payments on long-term debt               ( 5,043)        (8,963)
                                                     ---------      ---------
   Net cash used in financing activities              (85,043)        (8,963)
                                                     ---------      ---------
Net decrease in cash                                 (111,635)       (32,394)

Cash at beginning of period                           318,317        600,994
                                                     ---------      ---------
Cash at end of period                                $206,682       $568,600
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the three months for interest       $1,534         $1,117
                                                     =========      =========
  Cash paid during the three months for income taxes   $  325         $1,133
                                                     =========      =========

                 See Accompanying Notes to Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)


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

A summary of the Company's significant accounting policies is contained in its December 31, 1998 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 1998 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 1999 and 1998.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this property. The price of oil on this lease was approximately $14.75 per barrel at May 13, 1999.

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



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Crude oil prices plummeted during the first quarter of 1998 and remained at historic lows throughout 1998 and continuing into the first quarter of 1999. Average crude oil prices for the first quarter of 1999 decreased by approximately $2.00 per equivalent barrel when compared with the same period for 1998. During the first quarter of 1999 the Company experienced eleven separate price changes. At the end of the first quarter of 1999, crude oil prices increased by approximately $4.50 per barrel when compared with crude oil prices at December 31, 1998. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $111,635 for the three months ended March 31, 1999. During the first quarter of 1999, operating activities reduced cash flows by $24,311. Capital expenditures and principal payments on long-term debt for the first quarter of 1999, further reduced cash by a combined total of $87,324. See the Statements of Cash Flows for additional detailed information.

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

                        FORWARD LOOKING INFORMATION


Crude oil prices have increased by $1.50 cents per barrel since March 31, 1999 and by $6.00 per barrel since December 31, 1998. Crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market uncertainty, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time.

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

       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999
  COMPARED TO THE QUARTER ENDED MARCH 31, 1998


REVENUES

Oil and gas sales decreased by 15.6% for the three months ended March 31, 1999 when compared with the same period for 1998. Oil and gas sales decreased by 19.4% due to lower average crude oil prices for the first quarter of 1999.
The average price of the Company's oil and gas for the first quarter of 1999 decreased by approximately $2.00 per equivalent barrel when compared to the same period of 1998. Revenues increased by 3.8% due to higher production of crude oil. The Company's net revenue share of crude oil production increased by approximately nine barrels per day for the first three months of 1999.


OPERATING EXPENSES

Operating expenses decreased by 22.9% for the first quarter of 1999. The cost to produce an equivalent barrel of crude oil decreased by approximately $2.50 per barrel or 26.7% overall for the first three months of 1999 when compared with the first quarter of 1998. This was offset by higher costs of 3.8% due to higher crude oil production. Operating expenses decreased due primarily to the shut-in of certain oil and gas properties that are uneconomic at the price levels that were experienced in the first quarter of 1999.


GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by 27.6% for the first three months of 1999 when compared with the same period for 1998. Professional fees decreased by 21% for the first quarter of 1999 due to lower costs for legal and accounting services.

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

          No Form 8-K's were filed during the three months ended March 31, 1999.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 13, 1999                          J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  May 13, 1999                         JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule