Form 10QSB
period 1999-06-30
PYRAMID OIL CO
filed 1999-09-03
CIK 81318

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

 / / For the quarterly period ended June 30, 1999

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at June 30, 1999)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                               June 30,     December 31,
                                                 1999           1998
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $251,202       $318,317
  Trade accounts receivable                      140,312         77,315
  Crude oil inventory                             38,371         38,371
  Prepaid expenses                                28,757         81,128
  Deferred income taxes                           70,400         73,350
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    529,042        588,481
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,378,644     10,375,606
  Drilling and operating equipment             3,177,722      3,177,722
  Land, buildings and improvements               921,767        921,767
  Automotive, office and other
    property and equipment                     1,036,459      1,036,459
                                             ------------   ------------
                                              15,514,592     15,511,554
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,774,390)   (13,632,061)
                                             ------------   ------------
                                               1,740,202      1,879,493
                                             ------------   ------------

                                              $2,269,244     $2,467,974
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 1999           1998
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 32,171       $ 52,975
  Accrued professional fees                       30,107         18,250
  Accrued taxes, other than income taxes              --         27,704
  Accrued payroll and related costs               37,045         25,191
  Accrued royalties payable                       57,112         42,331
  Accrued insurance                                   --         23,756
  Current maturities of long-term debt            17,604         17,604
  Line of credit                                  81,650        100,000
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               255,689        307,811
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         14,929         25,145
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  112,871        115,821
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                              814,145        947,587
                                             ------------   ------------
                                               1,885,755      2,019,197
                                             ------------   ------------
                                              $2,269,244     $2,467,974
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  1999        1998         1999        1998
                               ---------   ---------    ---------   ---------
  REVENUES                      $312,762    $230,186     $526,111    $482,966
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           187,416     182,581      354,845     399,863
    General and administrative    75,017      89,544      138,164     176,704
    Taxes, other than income
      and payroll taxes           17,244      20,496       28,784      32,211
    Provision for depletion,
      depreciation and
      amortization                71,519     101,432      142,329     203,868
    Other costs and expenses       6,818       7,975        7,604       9,448
                               ---------   ---------    ---------   ---------
                                 358,014     402,028      671,726     822,094
                               ---------   ---------    ---------   ---------
  OPERATING LOSS                 (45,252)   (171,842)    (145,615)   (339,128)
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income                3,631       4,953        6,272       9,684
    Other income                   3,300       3,300       10,800       9,994
    Interest expense              (2,240)     (1,890)      (3,774)     (3,007)
                               ---------   ---------    ---------   ---------
                                   4,691       6,363       13,298      16,671
                               ---------   ---------    ---------   ---------
  LOSS BEFORE INCOME
    TAX PROVISION               ( 40,561)   (165,479)    (132,317)   (322,457)
   Income tax provision              800          --        1,125       1,133
                               ---------   ---------    ---------   ---------
  NET LOSS                     $( 41,361)  $(165,479)   $(133,442)  $(323,590)
                               =========   =========    =========   =========
  BASIC LOSS PER
    COMMON SHARE                  ($0.02)     ($0.07)      ($0.05)     ($0.13)
                               =========   =========    =========   =========
  DILUTED LOSS PER
    COMMON SHARE                  ($0.02)     ($0.07)      ($0.05)     ($0.13)
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   Six months ended June 30,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(133,442)     $(323,590)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depletion,
        depreciation and amortization                 142,329        203,868
  Changes in assets and liabilities:
    (Increase) decrease in trade
     accounts receivable                              (62,997)        56,704
    Decrease in prepaid expenses                       52,371         46,826
    Decrease in accounts payable
      and accrued liabilities                         (33,772)       ( 4,972)
                                                     ---------      ---------
   Net cash used in operating activities              (35,511)       (21,164)
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (3,038)      (183,644)
                                                     ---------      ---------
   Net cash used in investing activities               (3,038)      (183,644)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on line of credit              (100,000)            --
   Proceeds from line of credit                        81,650             --
   Principal payments on long-term debt               (10,216)       (15,637)
                                                     ---------      ---------
   Net cash used in financing activities              (28,566)       (15,637)
                                                     ---------      ---------
Net decrease in cash                                  (67,115)      (220,445)

Cash at beginning of period                           318,317        600,994
                                                     ---------      ---------
Cash at end of period                                $251,202       $380,549
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the six months for interest         $3,774         $3,007
                                                     =========      =========
  Cash paid during the six months for income taxes     $1,125         $1,133
                                                     =========      =========

                 See Accompanying Notes to Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations and its cash flows for the six month periods ended June 30, 1999 and 1998. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 1999 and 1998.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this property. The price of oil on this lease was approximately $19.30 per barrel at August 13, 1999.

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


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Crude oil prices plummeted during the first quarter of 1998 and remained at historic lows throughout 1998 and continuing into the first quarter of 1999. Crude oil prices rebounded during the second quarter of 1999. Average crude oil prices for the second quarter of 1999 increased by approximately $3.00 per equivalent barrel when compared with the same period for 1998. Average crude oil prices for the first six months of 1999 increased by approximately sixty cents per equivalent barrel when compared with the same period for 1998. At the end of the second quarter of 1999, crude oil prices increased by approximately $7.00 per barrel when compared with crude oil prices at December 31, 1998. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $67,115 for the six months ended June 30, 1999. During the first half of 1999, operating activities reduced cash flows by $35,511. Capital expenditures and net principal payments on long-term debt for the first six months of 1999, further reduced cash by a combined total of $31,604. See the Statements of Cash Flows for additional detailed information.

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

                        FORWARD LOOKING INFORMATION


Crude oil prices have increased by $3.50 per barrel since June 30, 1999 and by $10.50 per barrel since December 31, 1998. Crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market uncertainty, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time.

The Company has reviewed the compliance of its computer systems for year 2000 readiness. The Company's main accounting software is scheduled by it's third-party vendor to be compliant with the year 2000 in the third quarter of 1999. There is no additional cost for this update to the Company's main accounting software. All of the Company's hardware and it's network software, with the exception of the network file server, is currently compliant with the year 2000. The Company's network file server will either be replaced or upgraded to comply with the year 2000. The Company does not believe that the efforts and the costs to be fully compliant for the year 2000 will be material. The Company is not aware of any third-party issues regarding year 2000 readiness. The Company has no computer systems that interface electronically with third-party computer systems. The Company does not have any electronic micro-controllers for any of it's equipment that is used for it's field operations. The Company has not identified any potential material lost revenue as a result of any non-compliance with the year 2000 issues. In the worst case scenario, the Company is of the opinion that the existing computer systems will be adequate come January 1, 2000. However, the Company continues to believe that it will be fully compliant with the year 2000 issues.

       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999
  COMPARED TO THE QUARTER ENDED JUNE 30, 1998


REVENUES

Oil and gas sales increased by 36% for the three months ended June 30, 1999 when compared with the same period for 1998. Oil and gas sales increased by 33% due to higher average crude oil prices for the second quarter of 1999. The average price of the Company's oil and gas for the second quarter of 1999 increased by approximately $3.00 per equivalent barrel when compared to the same period of 1998. Revenues increased by 3% due to higher production of crude oil. The Company's net revenue share of crude oil production increased by approximately seven barrels per day for the second quarter of 1999.


OPERATING EXPENSES

Operating expenses increased by 3% for the second quarter of 1999. The cost to produce an equivalent barrel of crude oil remained unchanged for the first three months of 1999 when compared with the first quarter of 1998.


GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by 16% for the second quarter of 1999 when compared with the same period for 1998. Professional fees decreased by 13% for the second quarter of 1999 due to lower costs for legal and accounting services.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization for the three months ended June 30, 1999, was favorable by 30% due primarily to lower depletion charges for 1999. The estimated depletion rate for 1999 is lower due to the reduction in the carrying value of certain oil and gas properties at December 31, 1998. The Company recorded an impairment in the fourth quarter of 1998, under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES

Oil and gas sales increased by 9% for the six months ended June 30, 1999 when compared with the same period for 1998. Oil and gas sales increased by 5.5% due to slightly higher average crude oil prices for the first half of 1999. The average price of the Company's oil and gas for the first six months of 1999 increased by approximately sixty cents per equivalent barrel when compared with the same period for 1998. The remaining increase in revenues of 3.5% is due to higher production of crude oil. The Company's net revenue interest share of oil and gas production increased somewhat by approximately eight barrels per day for the six months ended June 30, 1999.


OPERATING EXPENSES

Operating expenses decreased by 11% for the six months ended June 30, 1999. The cost to produce an equivalent barrel of crude oil decreased by approximately $1.30 per barrel for the six months ended June 30, 1999. Operating costs decreased due primarily to the continuing shut-in of certain unprofitable oil and gas properties, reductions in maintenance activities on company owned equipment, reductions in field personnel and a general reduction in costs due to lower levels of activities in all cost categories.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 22% for the first six months of 1999 when compared with the same period for 1998. Professional fees decreased by 17% for the six months ended June 30, 1999 due to lower costs for legal and accounting services.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization for the six months ended June 30, 1999, was favorable by 30% due primarily to lower depletion charges for 1999. The estimated depletion rate for 1999 is lower due to the reduction in the carrying value of certain oil and gas properties at December 31, 1998. The Company recorded an impairment in the fourth quarter of 1998, under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

                       PYRAMID OIL COMPANY

                   PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 2.  -  Changes in Securities

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Submission of Matters to a Vote of Security Holders

               On June 3, 1999, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Two items were voted on during the meeting; election of Directors and approval of Auditors. The shareholders elected J. Ben Hathaway, John H. Alexander, Thomas W. Ladd, Gary L. Ronning and John E. Turco to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders also approved the selection of Arthur Andersen LLP as auditors for 1999. Each item is fully described in the Company's Proxy dated April 30, 1999.

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

          No Form 8-K's were filed during the three months ended June 30, 1999.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 13, 1999                       J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated: August 13, 1999                      JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule