Form 10QSB
period 1999-09-30
PYRAMID OIL CO
filed 1999-11-18
CIK 81318

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

 / / For the quarterly period ended September 30, 1999

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                   (Class)                 (Outstanding at September 30, 1999)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                            September 30,   December 31,
                                                 1999           1998
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $307,036       $318,317
  Trade accounts receivable                      161,603         77,315
  Crude oil inventory                             38,371         38,371
  Prepaid expenses                                18,756         81,128
  Deferred income taxes                           75,050         73,350
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    600,816        588,481
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,395,883     10,375,606
  Drilling and operating equipment             3,177,722      3,177,722
  Land, buildings and improvements               921,767        921,767
  Automotive, office and other
    property and equipment                     1,043,062      1,036,459
                                             ------------   ------------
                                              15,538,434     15,511,554
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,844,194)   (13,632,061)
                                             ------------   ------------
                                               1,694,240      1,879,493
                                             ------------   ------------

                                              $2,295,056     $2,467,974
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,  December 31,
                                                 1999           1998
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 48,395       $ 52,975
  Accrued professional fees                       22,500         18,250
  Accrued taxes, other than income taxes           9,969         27,704
  Accrued payroll and related costs               32,616         25,191
  Accrued royalties payable                       73,045         42,331
  Accrued insurance                                   --         23,756
  Current maturities of long-term debt            17,604         17,604
  Line of credit                                  21,650        100,000
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               225,779        307,811
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities          9,656         25,145
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  117,521        115,821
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                              870,490        947,587
                                             ------------   ------------
                                               1,942,100      2,019,197
                                             ------------   ------------
                                              $2,295,056     $2,467,974
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                Three months ended       Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                  1999        1998         1999        1998
                               ---------   ---------    ---------   ---------
  REVENUES                      $403,579    $260,173     $929,690    $743,139
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           200,434     203,776      555,279     603,639
    General and administrative    79,032      78,721      217,196     255,425
    Taxes, other than income
      and payroll taxes           12,479      16,775       41,263      48,986
    Provision for depletion,
      depreciation and
      amortization                69,804      94,231      212,133     298,099
    Other costs and expenses       1,513       3,203        9,116      12,651
                               ---------   ---------    ---------   ---------
                                 363,262     396,706    1,034,987   1,218,800
                               ---------   ---------    ---------   ---------
  OPERATING INCOME (LOSS)         40,317    (136,533)    (105,297)   (475,661)
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income                3,005      16,430        9,276      26,114
    Other income                  15,365       8,300       26,165      18,294
    Interest expense              (2,342)     (2,222)      (6,116)     (5,229)
                               ---------   ---------    ---------   ---------
                                  16,028      22,508       29,325      39,179
                               ---------   ---------    ---------   ---------
  INCOME (LOSS) BEFORE
    INCOME TAX PROVISION          56,345    (114,025)    ( 75,972)   (436,482)
   Income tax provision               --          --        1,125       1,133
                               ---------   ---------    ---------   ---------
  NET INCOME (LOSS)             $ 56,345   $(114,025)   $( 77,097)  $(437,615)
                               =========   =========    =========   =========
  BASIC INCOME (LOSS)
    PER COMMON SHARE               $0.02      ($0.05)      ($0.03)     ($0.18)
                               =========   =========    =========   =========
  DILUTED INCOME (LOSS)
    PER COMMON SHARE               $0.02      ($0.05)      ($0.03)     ($0.18)
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                               Nine months ended September 30,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $( 77,097)     $(437,615)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depletion,
        depreciation and amortization                 212,133        298,099
  Changes in assets and liabilities:
    (Increase) decrease in trade
     accounts receivable                              (84,288)        45,442
    Decrease in prepaid expenses                       62,372         57,793
    Decrease in accounts payable
      and accrued liabilities                         ( 3,682)       (73,882)
                                                     ---------      ---------
   Net cash provided by (used in)
     operating activities                             109,438       (110,163)
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (26,880)      (199,780)
                                                     ---------      ---------
   Net cash used in investing activities              (26,880)      (199,780)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on line of credit              (160,000)      ( 62,596)
   Proceeds from line of credit                        81,650        100,000
   Principal payments on long-term debt               (15,489)       (21,156)
                                                     ---------      ---------
   Net cash (used in) provided by
     financing activities                             (93,839)        16,248
                                                     ---------      ---------
Net decrease in cash                                  (11,281)      (293,695)

Cash at beginning of period                           318,317        600,994
                                                     ---------      ---------
Cash at end of period                                $307,036       $307,299
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the nine months for interest        $6,116         $5,229
                                                     =========      =========
  Cash paid during the nine months for income taxes    $1,125         $1,133
                                                     =========      =========
                 See Accompanying Notes to Financial Statements.

                              PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and its cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 1999 and 1998.


(3)  COMMITMENTS

Pursuant to a specific oil and gas lease with respect to the Carneros Creek field, the Company is obligated to drill at least one well per year on this lease. If the price of oil reaches $20 per barrel or above and continues for a period of 60 consecutive days, the Company will thereafter be obligated to drill at least one well per quarter on this property. The price of oil on this lease was approximately $21.80 per barrel at November 10, 1999.

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


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Crude oil prices plummeted during the first quarter of 1998 and remained at historic lows throughout 1998 and continuing into the first quarter of 1999. Crude oil prices rebounded during the second and third quarters of 1999. Average equivalent crude oil prices for the second and third quarters of 1999 increased by approximately $3.00 and $7.00 per barrel, respectively, when compared with the same periods for 1998. Average crude oil prices for the first nine months of 1999 increased by approximately $2.70 per equivalent barrel when compared with the same period for 1998. At the end of the third quarter of 1999, crude oil prices increased by approximately $13.75 per barrel when compared with crude oil prices at December 31, 1998. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $11,281 for the nine months ended September 30, 1999. During the first nine months of 1999, operating activities increased cash flows by $109,438. Capital expenditures and net principal payments on long-term debt for the first nine months of 1999, reduced cash flows by a combined total of $120,719. See the Statements of Cash Flows for additional detailed information.

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


                        FORWARD LOOKING INFORMATION


Crude oil prices have decreased by 75 cents per barrel since September 30, 1999. Crude oil prices continue to remain unstable and unpredictable. With the continuing crude oil market uncertainty, management feels that it must continue to reduce costs. Except for a specific commitment mentioned above, the majority of all developmental and capital expenditures are being deferred at this time.

The Company has reviewed the compliance of its computer systems for year 2000 readiness. The Company's main accounting software has been updated by it's third-party vendor to be compliant with the year 2000. This update will be installed in the fourth quarter of 1999. There was no additional cost for this update to the Company's main accounting software. All of the Company's hardware and it's network software, with the exception of the network file server, is currently compliant with the year 2000. The Company's network file server will either be replaced or upgraded to comply with the year 2000. The Company does not believe that the efforts and the costs to be fully compliant for the year 2000 will be material. The Company is not aware of any third-party issues regarding year 2000 readiness. The Company has no computer systems that interface electronically with third-party computer systems. The Company does not have any electronic micro-controllers for any of it's equipment that is used for it's field operations. The Company has not identified any potential material lost revenue as a result of any non-compliance with the year 2000 issues. In the worst case scenario, the Company is of the opinion that the existing computer systems will be adequate come January 1, 2000. However, the Company continues to believe that it will be fully compliant with the year 2000 issues.

       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1998


REVENUES

Oil and gas sales increased by 55% for the three months ended September 30, 1999 when compared with the same period for 1998. Oil and gas sales increased by 60% due to higher average crude oil prices for the third quarter of 1999. The average price of the Company's oil and gas for the third quarter of 1999 increased by approximately $7.00 per equivalent barrel when compared to the same period of 1998. Revenues decreased by 5% due to lower production of crude oil. The Company's net revenue share of crude oil production decreased by approximately 13 barrels per day for the third quarter of 1999.


OPERATING EXPENSES

Operating expenses decreased by approximately 2% for the third quarter of 1999. The cost to produce an equivalent barrel of crude oil decreased by thirty cents per barrel for the third quarter of 1999 when compared with the third quarter of 1998.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization for the three months ended September 30, 1999, was favorable by 26% due primarily to lower depletion charges for 1999. The estimated depletion rate for 1999 is lower due to the reduction in the carrying value of certain oil and gas properties at December 31, 1998. The Company recorded an impairment in the fourth quarter of 1998, under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

Oil and gas sales increased by 25% for the nine months ended September 30, 1999 when compared with the same period for 1998. Oil and gas sales increased due to higher average crude oil prices for the first nine months of 1999. The average price of the Company's oil and gas for the first nine months of 1999 increased by approximately $2.70 per equivalent barrel when compared with the same period for 1998.


OPERATING EXPENSES

Operating expenses decreased by 8% for the nine months ended September 30, 1999. The cost to produce an equivalent barrel of crude oil decreased by approximately seventy-six cents per barrel for the nine months ended September 30, 1999. Operating costs decreased due primarily to the continuing shut-in of certain unprofitable oil and gas properties, reductions in maintenance activities on company owned equipment, reductions in field personnel and a general reduction in costs due to lower levels of activities in all cost categories.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 15% for the first nine months of 1999 when compared with the same period for 1998. Professional fees decreased by 11% for the nine months ended September 30, 1999 due to lower costs for legal and accounting services.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization for the nine months ended September 30, 1999, was favorable by 29% due primarily to lower depletion charges for 1999. The estimated depletion rate for 1999 is lower due to the reduction in the carrying value of certain oil and gas properties at December 31, 1998. The Company recorded an impairment in the fourth quarter of 1998, under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

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

          No Form 8-K's were filed during the three months ended September 30, 1999.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 10, 1999                     J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated: November 10, 1999                    JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule