Form 10KSB
period 1999-12-31
PYRAMID OIL CO
filed 2000-03-30
CIK 81318

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

               For the fiscal year ended December 31, 1999

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

State the registrant's revenues for its most recent fiscal year:  $1,309,136

   The aggregate market value on March 17, 2000, of Common shares held by non-affiliates was approximately $740,000 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

       At March 17, 2000, there were 2,494,430 Common shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

   Transitional Small Business Disclosure Format (check one):
   Yes      No X

                          PYRAMID OIL COMPANY

                    1999 FORM 10-KSB ANNUAL REPORT

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

Oil and Gas Production Operations
---------------------------------

Pyramid owns and operates 28 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. All of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. During 1999, the Company operated 16 leases within Kern County, with total annual gross oil production exceeding 1,000 per lease. Production operations primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

Primary recovery of oil and gas is by means of natural flow(s) or artificial lift of oil and gas from a single well bore. Natural gas and petroleum fluids enter the well bore by means of reservoir pressure or gravity; fluids and gases are moved to the surface by natural pressure or by means of artificial lift. In secondary recovery operations, liquids or gases are injected into the reservoirs for the purpose of augmenting reservoir energy or increasing reservoir temperatures. Secondary recovery operations, usually, but not always, is done after the primary-recovery phase has passed.

The Company employs field level personnel (i.e., pumpers, rig crews, roustabouts and equipment operators) that perform the basic daily activities associated with producing oil and gas. Daily operations include inspections of surface facilities and equipment, gauging, reporting and shipping oil, and routine maintenance and repair activities on wells, production facilities and equipment. The Company owns and maintains various pieces of equipment necessary for employees to perform repair and maintenance tasks on Company properties. Such equipment consists of service rigs, mobile pumps, vacuum trucks, hot oil truck, backhoe, trucks and trailers.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 130 wells, and of these, approximately 55 were in daily operation during 1999. Operations continue to be reduced on specific properties that are currently generating a marginal gross profit in an effort to hold the properties until economic conditions warrant full scale operations. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.


Marketing of Crude Oil and Natural Gas
--------------------------------------

The Company sells its crude oil to Kern Oil & Refining and Tosco Refining Company, accounting for approximately 50.3% and 45.7%, respectively, of Pyramid's crude oil and gas sales in 1999. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies.
Natural gas is sold to companies in the area of operations. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year; however, there are some seasonal influences that may affect natural gas sales from the interests owned in the State of New York.


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

Late in the fourth quarter of 1998, the Company was notified by the United States Environmental Protection Agency (EPA) that the Company was identified as a "de minimis" contributor to the Casmalia Disposal Site in Santa Barbara County, California. The EPA claimed that all parties who contributed to the disposal site were potentially liable for a share of the clean up costs.

After extensive examination of the EPA's documentation, upon which the EPA based their claims, the Company determined that all of the materials sent to the Casmalia disposal site, by the Company, between 1980 and 1983 were found to be non-toxic, non-hazardous materials, specifically exempt under Federal EPA statutes (RCRA Subtitle C Regulations and CERCLA, Section 101(14), 42 U.S.C. Sec 9601(14)). EPA manifests identified over 97% of the materials sent by the Company to this site as being oil field waste water.

In December 1999, the Company formally responded to the EPA, by denying all of the allegations and providing factual evidence in support of the Company's position. Currently, the EPA's position is that it does not consider parties which only sent petroleum wastes to the site liable. Therefore, management does not believe that the Company is, or will be, liable for any clean up costs associated with the EPA's remediation of the Casmalia Disposal Site.


(e) Commitments and Contingencies
    -----------------------------

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

(f)  OTHER
     -----

The Company employed eleven full-time people as of December 31, 1999.

The Company had no material research and development costs for the three years ended December 31, 1999.

All of the Company's revenues during 1999 were derived from domestic sources.


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

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company has no significant proved undeveloped properties at December 31, 1999 and 1998. The Company had one producing property with proved undeveloped reserves as of December 31, 1997.

(b)  OIL AND GAS PROPERTIES
     ----------------------

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by System Technology Associates, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
   December 31, 1999               361,000              65,000
                1998               384,000             127,000
                1997               435,000             145,000
                1996               499,000             278,000
                1995               451,000             171,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 1999.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $2,718,000 at December 31, 1999, $1,001,000 at December 31, 1998, $1,688,000 at December 31, 1997, $3,958,000
at December 31, 1996, and $2,155,000 at December 31, 1995.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years were as follows.

                       1999      1998      1997       1996      1995
                       ----      ----      ----       ----      ----
Crude oil (Bbls)      84,000    85,000    91,000    101,000    104,000

Natural gas (MCF)     24,000    36,000    35,000     48,000     37,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years were as follows:

                       1999       1998      1997      1996       1995
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $15.49     $10.73    $17.07    $18.80     $15.41
                       =====      =====     =====     =====      =====
  Natural gas         $ 1.82     $ 1.64    $ 1.99    $ 1.35     $ 1.11
                       =====      =====     =====     =====      =====

Production costs      $ 8.70     $ 8.60    $ 9.90    $ 9.60     $ 8.50
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 1999, was approximately $23.00 per barrel and the average selling price of Pyramid's gas at December 31, 1999, was approximately $2.27 per MCF.

As of December 31, 1999, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     155       131              22,217     6,489
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

During the years ended December 31, 1997 and 1995, Pyramid participated in the drilling of 1 well each year. No wells were drilled in 1999, 1998 and 1996. All of these wells were drilled in California and completed as producing wells.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 1999, Pyramid held positions in unproven acreage in the following locations:

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

Pyramid owned the following real property as of December 31, 1999, all located in California.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                  PART II
                                  -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the over-the-counter market. The following are high and low "bid" quotations for each quarter of 1999 and 1998, and reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                    High         Low
                                    Bid          Bid
                                    ----        -----
    1999
         First Quarter             $ 1/8       $ 1/8
         Second Quarter              1/8         1/8
         Third Quarter               1/8         1/8
         Fourth Quarter              5/8         1/8
    1998
         First Quarter               7/16        3/8
         Second Quarter             13/32        5/16
         Third Quarter               5/16        1/4
         Fourth Quarter              1/4         1/8


(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                              Title of Class
                              --------------
                     Common Shares, without par value


                Approximate Number of Holders of Record of
                   the Outstanding Common Shares as of
                             December 31, 1999
                -------------------------------------------

                                    738

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

IMPACT OF CHANGING PRICES
-------------------------

Average crude oil prices increased by approximately $4.80 per equivalent barrel sold during 1999 as compared with average prices for 1998. Crude oil prices during 1998 were at the lowest levels encountered for decades. Crude oil prices rebounded during 1999 and at the end of the year were at levels not seen since the early 90's. In 1999 there were sixty-four separate crude oil price changes, as compared with sixty-two price changes in 1998. The price fluctuations experienced in 1999 were extreme, the difference between the highest and lowest posted prices in 1999 was $15.50 per barrel. By comparison, this same differential in 1998 and 1997 was $6.00 and $8.60 per barrel, respectively. Continuing uncertainty in crude oil prices has made it impractical for the Company to make any commitments to further develop its oil and gas properties. Crude oil prices must stabilize for a long-term period, at economic levels, before resources would be available to expand the Company's oil and gas reserves.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash decreased by $8,542 as of December 31, 1999 when compared to December
31, 1998. Operating activities in 1999 provided cash of $153,936. Capital spending of $41,605 and principal payments on the Company's long-term debt totaling $120,873 further reduced cash reserves in 1999. The components of the changes in cash for 1999 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. Management believes the Company could also secure funds, if necessary, from other outside sources to finance acquisitions or other capital projects.

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

The Company has not generated sufficient cash flows to enable it to further develop its oil and gas properties and to risk exploratory drilling costs in attempts to expand its oil and gas reserves. The Company drilled one well in 1997 and no wells were drilled in 1998 or 1999. The Company completed a redrill of an existing well in the second quarter of 1998.

The Company's crude oil reserves declined for the year ended December 31, 1999, due primarily to production of existing reserves. The Company's crude oil reserves decreased for the years ended December 31, 1998 and 1997, due primarily to lower crude oil prices at year end.

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

During 1998, the Company entered into a joint venture project, with several other oil and gas companies, to explore for and develop potential natural gas reserves in the Solano County area of California. This project is employing 3-D seismic technology and exploratory drilling, in hopes of finding and developing natural gas reserves on approximately 3,200 acres of leased ground. The Company's position is that of a non-operator.

Drilling operations on the first well began early in the first quarter of 2000. This well encountered substantial mechanical problems prior to reaching its intended depth and was abandoned, due to these problems. Although the first well was unsuccessful, this disappointing factor does not diminish the Company's overall view of this project, at this time. The Company expects that the Operator will propose a second exploration well during the year 2000. At this time, the Company has no way of accurately estimating the Company's potential future costs associated with a second well.

The Company's expended approximately $18,000 for its share of costs in this project during 1999. The Company is projecting to spend an additional $15,000 on this project in the first half of 2000.

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

The Company's main accounting software was updated to be compliant for the year 2000 by it's third-party vendor in the fourth quarter of 1999. There was no additional cost for this update. The Company's network file server was replaced and the network software upgraded to comply with the year 2000 in the fourth quarter of 1999. The costs to be fully compliant with the year 2000 were not material. The Company is not aware of any third-party issues regarding year 2000 readiness. The Company has no computer systems that interface electronically with third-party computer systems. The Company does not have any electronic micro-controllers for any of it's equipment that is used for it's field operations. The Company has not identified any potential material lost revenue as a result of any non-compliance with the year 2000 issues.

FORWARD-LOOKING INFORMATION
---------------------------

Looking forward into 2000, crude oil prices have increased by $1.25 per barrel as of March 28, 2000, compared to prices at December 31, 1999. There have been twenty-three separate price changes since December 31, 1999. The Company is unable to predict any future price changes that would impact the remainder of 2000.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. Several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2000, by routine maintenance of its existing wells.

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

The Company continues to be burdened with additional costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 1999. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS
--------------------------------------------------------

Results of Operations for the Fiscal Year Ended December 31, 1999
Compared to the Fiscal Year Ended December 31, 1998
---------------------------------------------------

REVENUES
--------

Oil and gas sales increased by 38% for the year ended December 31, 1999, when compared with the same period for 1998. Oil and gas sales increased by 43% due to higher average prices for 1999. The average price of the Company's oil and gas increased by approximately $4.80 per equivalent barrel for 1999 when compared to 1998. Oil and gas sales decreased by 5% due to a decrease in production for 1999. Production for 1999 decreased by approximately thirteen barrels per day when compared with production in 1998.


OPERATING EXPENSES
------------------

Operating expenses decreased by 3% for the year ended December 31, 1999 when compared with the same period of 1998. The cost to produce an equivalent barrel of crude oil decreased by approximately twenty-five cents per barrel for 1999 when compared to 1998.


GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses decreased by 10% for the year ended December 31, 1999 when compared to the same period for 1998. Outside professional services were lower by 8% for 1999. Legal services were lower by 9% due to a reduction in the level of legal activity for 1999.


DEPLETION, DEPRECIATION, AMORTIZATION
  AND VALUATION ALLOWANCE
-------------------------------------

The provision for depletion, depreciation and amortization decreased by 60% for the year ended December 31, 1999, when compared with the same period for 1998. The Company recorded an increase in valuation allowances of $270,000 in the fourth quarter of 1998 due to an impairment in the value of certain oil and gas properties (see Note 1 of Notes to Financial Statements, Significant Accounting Policies, Costs Incurred in Oil and Gas Producing Activities). No valuation allowances were recorded in 1999. The provision for depletion of oil and gas properties also decreased in 1999 due to the decrease in the net carrying value of oil and gas properties in 1998.

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

ITEM 7- FINANCIAL STATEMENTS
-----------------------------

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 1999

                                                                     Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. . . . . . . . . . . . . .   21


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 1999 and 1998 . . . . . . . . . .   22-23
    Statements of operations - years ended
      December 31, 1999, 1998 and 1997  . . . . . . . . . . . . . .   24
    Statements of shareholders' equity - years ended
      December 31, 1999, 1998 and 1997  . . . . . . . . . . . . . .   25
    Statements of cash flows - years
      ended December 31, 1999, 1998 and 1997  . . . . . . . . . . .   26-27
    Notes to financial statements . . . . . . . . . . . . . . . . .   28

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


To the Shareholders and the Board of Directors of Pyramid Oil Company:


We have audited the accompanying balance sheets of Pyramid Oil Company (a California corporation) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Los Angeles, California
February 25, 2000

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------


                                    ASSETS
                                    ------

                                                 December 31,
                                          -------------------------
                                             1999            1998
                                          ----------    ------------

CURRENT ASSETS:
   Cash                                  $  309,775       $   318,317
   Trade accounts receivable
     (net of reserve for doubtful
     accounts of $4,000 in 1999
     and 1998)                              184,867            77,315
   Crude oil inventory                       35,153            38,371
   Prepaid expenses                          67,449            81,128
   Deferred income taxes                     75,650            73,350
                                          ---------        ----------
         Total current assets               672,894           588,481
                                          ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and
     equipment (successful
     efforts method)                     10,367,907        10,375,606
   Drilling and operating equipment       3,179,652         3,177,722
   Land, buildings and improvements         921,767           921,767
   Automotive, office and
     other property and equipment         1,055,857         1,036,459
                                         ----------        ----------
                                         15,525,183        15,511,554
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances           (13,872,078)      (13,632,061)
                                         ----------        ----------
                                          1,653,105         1,879,493
                                         ----------        ----------
                                        $ 2,325,999       $ 2,467,974
                                         ==========        ==========

The accompanying notes are an integral part of these balance sheets.



                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                 December 31,
                                          ----------------------------
                                              1999              1998
                                          ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                     $    44,621        $    52,975
   Accrued professional fees                 24,000             18,250
   Accrued taxes, other than
     income taxes                            20,567             27,704
   Accrued payroll and related costs         30,985             25,191
   Accrued royalties payable                 74,082             42,331
   Accrued insurance                         21,613             23,756
   Current maturities of long-term debt      17,604             17,604
   Line of credit                                --            100,000
                                          ---------         ----------
      Total current liabilities             233,472            307,811
                                          ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                   4,272             25,145
                                          ---------         ----------
DEFERRED INCOME AND OTHER TAXES             118,121            115,821
                                          ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,494,430 shares                   1,071,610          1,071,610
   Retained earnings                        898,524            947,587
                                         ----------         ----------
                                          1,970,134          2,019,197
                                         ----------         ----------

                                        $ 2,325,999        $ 2,467,974
                                         ==========         ==========

The accompanying notes are an integral part of these balance sheets.


                             PYRAMID OIL COMPANY

                           STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                                         Year ended December 31,
                                  --------------------------------------
                                     1999          1998          1997
                                  ----------    ----------    ----------
REVENUES:                        $ 1,309,136   $   951,015   $ 1,537,832
                                  ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                 760,744       780,259       962,119
  Exploration Costs                   27,976
  General and administrative         299,245       332,513       395,032
  Taxes, other than income and
    payroll taxes                     51,744        59,743        61,604
  Provision for depletion,
    depreciation, amortization
    and valuation allowance          240,017       607,067       377,209
  Other costs and expenses            11,093        16,082        13,153
                                   ---------     ---------    ----------
                                   1,390,819     1,795,664     1,809,117
                                   ---------     ---------    ----------
OPERATING LOSS                      ( 81,683)     (844,649)     (271,285)
                                   ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                     11,104        30,192        23,309
  Other income                        29,465        21,594       131,834
  Interest expense                (    6,824)   (    7,696)   (    8,648)
                                  ----------     ---------     ---------
                                      33,745        44,090       146,495
                                  ----------     ---------     ---------
LOSS BEFORE INCOME
 TAX PROVISION                     (  47,938)    ( 800,559)    ( 124,790)
  Income tax provision                 1,125         1,125         1,133
                                  ----------     ---------     ---------
NET LOSS                         $ (  49,063)  $ ( 801,684)  $ ( 125,923)
                                  ==========     =========     =========
BASIC LOSS
 PER COMMON SHARE                $      (.02)  $      (.32)  $      (.05)
                                  ==========     =========     =========
DILUTED LOSS
  PER COMMON SHARE               $      (.02)  $      (.32)  $      (.05)
                                  ==========     =========     =========
Weighted average number of
  common shares outstanding        2,494,430     2,494,430     2,494,430
                                  ==========     =========    ==========
The accompanying notes are an integral part of these statements.

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------




                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 1996      2,494,430       $1,071,610     $1,875,194

  Net loss                              --               --       (125,923)
                                 ---------        ---------      ---------
Balances, December 31, 1997      2,494,430        1,071,610      1,749,271

  Net loss                              --               --      ( 801,684)
                                 ---------        ---------      ---------
Balances, December 31, 1998      2,494,430        1,071,610        947,587

  Net loss                              --               --      (  49,063)
                                 ---------        ---------      ---------
Balances, December 31, 1999      2,494,430       $1,071,610    $   898,524
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.


                            PYRAMID OIL COMPANY

                          STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                               Year ended December 31,
                                          --------------------------------
                                             1999       1998        1997
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                $( 49,063) $(801,684)   $(125,923)
  Adjustments to reconcile net
    loss to net cash (used in)
    provided by operating activities:
      Provision for depletion,
        depreciation, amortization
        and valuation allowance             240,017    607,067      377,209
      Exploration costs                      27,976                      --
      Gain on sale of
        property and equipment                   --         --      (77,294)
  Changes in operating assets
    and liabilities:
      (Increase) decrease in trade
        accounts receivable                (107,552)    76,506      106,732
      Decrease in crude
        oil inventories                       3,218     22,823       56,698
      Decrease in prepaid expenses           13,679     12,459          986
      Increase (decrease) in
         accounts payable and
         accrued liabilities                 25,661    (58,927)     (72,670)
                                            -------    -------      -------
  Net cash provided by (used in)
    operating activities                    153,936   (141,756)     265,738
                                            -------    -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                     ( 41,605)  (214,824)    (509,532)
  Proceeds from sale of
    property and equipment                       --         --      223,700
                                            -------    -------      -------
  Net cash used in
    investing activities                   ( 41,605)  (214,824)    (285,832)
                                            -------    -------      -------

The accompanying notes are an integral part of these statements.


                                PYRAMID OIL COMPANY

                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
-----------------------------------------------------------------------------



                                              Year ended December 31,
                                           ------------------------------
                                              1999      1998        1997
                                            -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on line
    of credit                              (181,650)  ( 62,596)   ( 30,000)
  Proceeds from line of credit               81,650    162,596      30,000
  Principal payments on long-term
    debt                                   ( 20,873)  ( 26,097)   ( 60,955)
                                            -------    -------     -------
  Net cash (used in) provided by
    financing activities                   (120,873)    73,903     (60,955)
                                            -------    -------     -------

Net decrease in cash                       (  8,542)  (282,677)   ( 81,049)

Cash at beginning of year                   318,317    600,994     682,043
                                            -------    -------     -------
Cash at end of year                       $ 309,775  $ 318,317   $ 600,994
                                            =======    =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                            $   6,824  $   7,696   $   8,648
                                            =======    =======     =======
Cash paid during the year
  for income taxes                        $   1,125  $   1,125   $   1,133
                                            =======    =======     =======

The accompanying notes are an integral part of these statements.


                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1999
----------------------------------------------------------------------------


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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1999

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


    Depletion, Depreciation, and Amortization
    -----------------------------------------

    Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 1999, 1998 and 1997 were $1.94, $5.78 and $2.69, respectively.

    Drilling and operating equipment, buildings, automotive, office and other property and equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives or the applicable

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 1999
------------------------------------------------------------------------------

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

    Concentration of Credit Risk
    ----------------------------

    The Company sells its crude oil to Kern Oil & Refining and Tosco Refining Company, accounting for approximately 50.3%, and 45.7%, respectively, of Pyramid's crude oil and gas sales in 1999. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1999
------------------------------------------------------------------------------

2.  Long-Term Debt and Line of Credit
    ---------------------------------

Long-term debt at December 31, 1999 and 1998, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       1999         1998
                                                    ---------    ---------
  Note payable to a bank, secured by a deed
    of trust on the corporate office, payable
    in monthly installments of $1,467 principal,
    with interest at the prime rate (8.5 % at
    December 31, 1999) plus 1.25%, payments
    continuing through March 2001, with the
    remaining principal and interest due in
    March 2001.                                      $ 21,876     $ 42,749

  Line of credit                                           --      100,000
                                                      -------      -------
                                                       21,876      142,749
  Less - current maturities                          ( 17,604)    (117,604)
                                                      -------      -------
                                                     $  4,272     $ 25,145
                                                      =======      =======

At December 31, 1999 approximately $379,000 of gross property and equipment was pledged as collateral to secure $22,000 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 2000           $  17,604
                                     2001               4,272
                                                      -------
                                                    $  21,876
                                                      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1999
-----------------------------------------------------------------------------

At December 31, 1999, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $100,000 through May 31, 2000. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 8.5 % at December 31, 1999.


3.   Income Taxes
     ------------
   Income tax provision consists of the following:

                                         Year Ended December 31,
                                   -----------------------------------
                                    1999           1998          1997
                                   -------        -------       ------
   Federal income taxes:
     Current                     $      --       $     --      $     --
     Deferred                           --             --            --
                                   -------        -------       -------
                                        --             --            --
                                   -------        -------       -------
   State income taxes:
     Current                         1,125          1,125         1,133
     Deferred                           --             --            --
                                   -------        -------       -------
                                     1,125          1,125         1,133
                                   -------        -------       -------
   Income tax provision           $  1,125       $  1,125      $  1,133
                                   =======        =======       =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1999
-----------------------------------------------------------------------------

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                              Year Ended December 31,
                                        -----------------------------------
                                          1999         1998          1997
                                        --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate       $ (16,299)   $(180,390)    $ (42,429)
   Net operating loss carryover           14,402      183,591        42,269
   Other                                   3,022       (2,076)        1,293
                                        --------     --------      --------
   Income tax provision                $   1,125    $   1,125     $   1,133
                                        ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   1999          1998          1997
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     75,650   $    73,350   $    79,853
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    75,650        73,350        79,853
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   3,193,122     3,121,533     2,982,570
  Gross liabilities              ( 343,262)    ( 435,430)    ( 458,840)
  Valuation allowance           (2,967,981)   (2,801,924)   (2,646,054)
                                ----------     ---------     ---------
                                 ( 118,121)   (  115,821)   (  122,324)
                                ----------     ---------     ---------
                               $(   42,471)  $(   42,471)  $(   42,471)
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1999
-----------------------------------------------------------------------------

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                             December 31,
                               ---------------------------------------
                                   1999          1998          1997
                               -----------   -----------   -----------
    Accounts receivable        $     1,600    $    1,600   $     1,600
    Inventory                       55,200        55,200        55,200
    Property and equipment       ( 343,262)    ( 435,430)    ( 458,640)
    Net operating loss
      carry forwards             1,418,131     1,394,984     1,288,935
    Investment tax credits         162,556       162,556       162,556
    Statutory depletion
      carryover                  1,612,435     1,563,993     1,531,079
    Accrued liabilities             18,850        16,550        23,053
    Valuation allowance         (2,967,981)   (2,801,924)   (2,646,254)
                                ----------     ---------     ---------
                               $(   42,471)  $(   42,471)  $(   42,471)
                                ==========     =========     =========


At December 31, 1999, a valuation allowance has been provided against a significant portion of the deferred tax assets generated by net operating loss carryforwards, investment tax credits and the statutory depletion carryover due to the uncertainty of their future utilization.

The Company has federal income tax net operating loss carry forwards of approximately $4,019,000, which expire, to the extent not used, starting in 2001. For California franchise tax purposes, as of December 31, 1999, the Company has unused net operating loss carryforwards of approximately $555,000, a portion of which expire each year through 2001.

At December 31, 1999, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $4,742,000, which currently has no expiration date.

As of December 31, 1999, the Company has an investment tax credit carryforward of approximately $163,000 available to reduce future taxes payable for financial reporting and federal income tax purposes. The investment tax credit, to the extent not used, will expire in varying amounts from 1999 through 2000. Upon expiration, the Company will be able to claim a current deduction on their federal tax return.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1999
-----------------------------------------------------------------------------

4. Related-Party Transaction
   -------------------------

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $81,000, $69,000 and $130,000 in 1999, 1998 and 1997, respectively.


5. Fourth Quarter Results (Unaudited)
   ---------------------------------

During the fourth quarter of 1999, 1998 and 1997, the Company adjusted the provision for depletion, depreciation and amortization to reflect the adjustments made to the Company's oil and gas reserves by independent consultants. The effect of these adjustments was to increase net income by approximately $42,000, $54,000 and $50,000 in 1999, 1998 and 1997,
respectively. The Company recorded an increase in valuation allowances of $270,000 in the fourth quarter of 1998 due to an impairment in the value of certain oil and gas properties (see Note 1 of Notes to Financial Statements, Significant Accounting Policies, Costs Incurred in Oil and Gas Producing Activities).


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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 1999
-----------------------------------------------------------------------------


During 1998, the Company entered into a joint venture project, with several other oil and gas companies, to explore for and develop potential natural gas reserves in the Solano County area of California. This project is employing 3-D seismic technology and exploratory drilling, in hopes of finding and developing natural gas reserves on approximately 3,200 acres of leased ground. The Company's position is that of a non-operator.

Drilling operations on the first well began early in the first quarter of 2000. This well encountered substantial mechanical problems prior to reaching its intended depth and was abandoned, due to these problems. Although the first well was unsuccessful, this disappointing factor does not diminish the Company's overall view of this project, at this time. The Company expects that the Operator will propose a second exploration well during the year 2000. At this time, the Company has no way of accurately estimating the Company's potential future costs associated with a second well.

The Company's expended approximately $18,000 for its share of costs in this project during 1999. The Company is projecting to spend an additional $15,000 on this project in the first half of 2000.

Late in the fourth quarter of 1998, the Company was notified by the United States Environmental Protection Agency (EPA) that the Company was identified as a "de minimis" contributor to the Casmalia Disposal Site in Santa Barbara County, California. The EPA claimed that all parties who contributed to the disposal site were potentially liable for a share of the clean up costs.

After extensive examination of the EPA's documentation, upon which the EPA based their claims, the Company determined that all of the materials sent to the Casmalia disposal site, by the Company, between 1980 and 1983 were found to be non-toxic, non-hazardous materials, specifically exempt under Federal EPA statutes (RCRA Subtitle C Regulations and CERCLA, Section 101(14), 42 U.S.C. Sec 9601(14)). EPA manifests identified over 97% of the materials sent by the Company to this site as being oil field waste water.

In December 1999, the Company formally responded to the EPA, by denying all of the allegations and providing factual evidence in support of the Company's position. Currently, the EPA's position is that it does not consider parties which only sent petroleum wastes to the site liable. Therefore, management does not believe that the Company is, or will be, liable for any clean up costs associated with the EPA's remediation of the Casmalia Disposal Site.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 1999
-----------------------------------------------------------------------------



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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 1999, 1998 and 1997 were as follows:

                                      1999         1998         1997
                                   ----------   ----------   ----------
Proved properties                 $10,189,100  $10,197,000  $ 9,995,900
Unproved properties
  being amortized                     178,600      178,600      178,600
Unproved properties
  not being amortized                      --           --           --
Accumulated depletion,
  depreciation, amortization
  and valuation allowances         (9,802,700)  (9,632,600)  (9,109,500)
                                    ---------    ---------    ---------
                                  $   565,000  $   743,000  $ 1,065,000
                                    =========    =========    =========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1999
-----------------------------------------------------------------------------



The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  1999            1998           1997
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved reserves:
  Beginning of year            384     127     462     169     517    294
  Revisions of previous
    estimates                   61     (38)      2     ( 6)    (20)  (126)
  Extensions, discoveries
    and other additions         --      --       5      --      56     36
  Production                   (84)    (24)   ( 85)    (36)   ( 91)   (35)
                              ----    ----    ----    ----    ----   ----
  End of year                  361      65     384     127     462    169
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            384     127     435     145     499    278
                              ====    ====    ====    ====    ====   ====
  End of year                  361      65     384     127     435    145
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 1999
---------------------------------------------------------------------------

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  1999          1998          1997
                               ----------    ----------    ----------
Proved developed reserves
  (Present value before
   income taxes)               $2,718,000    $1,001,000    $1,688,000
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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                       1999          1998          1997
                                      -------       -------       -------
Property acquisition costs           $     --      $ 14,000      $  4,000
Exploration costs                      28,000            --            --
Development costs                          --       201,000       435,700


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 1999
---------------------------------------------------------------------------

The results of operations for oil and gas producing activities for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                     1999          1998          1997
                                  ----------    ----------    ----------
Sales                            $ 1,309,000   $   951,000   $ 1,537,800
Production costs                     800,600       826,800     1,015,300
Exploration costs                     28,000            --            --
Depletion, depreciation,
  and amortization                   170,200       523,100       260,800
                                   ---------     ---------     ---------
                                     310,200     ( 398,900)      261,700
Income tax provision                   1,200         1,200         1,200
                                   ---------     ---------     ---------
Results of operations from
  production activities          $   309,000   $ ( 400,100)  $   260,500
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                     1999          1998          1997
                                  ----------    ----------    ----------
Future cash inflows              $10,401,000   $ 3,262,000   $ 6,682,000
Future development and
  production costs                 6,906,000     1,973,000     4,368,000
Future income tax expense             12,000        12,000        12,000
                                  ----------    ----------    ----------
Future net cash flow               3,483,000     1,277,000     2,302,000
10% annual discount                  775,000       286,000       570,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 2,708,000   $   991,000   $ 1,732,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1999
-----------------------------------------------------------------------------



The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                     1999          1998          1997
                                  ----------    ----------    ----------
Extensions                       $        --   $    11,000   $   239,000
Revisions of previous estimates
  Price changes                    1,739,000      (948,000)   (1,998,000)
  Quantity estimate                  403,000         2,000      (162,000)
Other, net                          ( 17,000)     ( 56,000)     (317,000)
Development costs incurred                --       181,000       440,000
Changes in estimated future
  development costs                       --        19,000      (503,000)
Sales of oil and gas, net of
  production costs                  (508,000)     (124,000)     (523,000)
Accretion of discount                100,000       174,000       415,000
                                  ----------    ----------    ----------
                                   1,717,000    ( 741,000)   (2,409,000)
Net change in income taxes                --            --            --
                                  ----------    ----------    ----------
Net increase (decrease)           $1,717,000   $( 741,000)  $(2,409,000)
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 1999
------------------------------------------------------------------------------



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

The increase in the standardized measure of discounted future net cash flows at December 31, 1999 of $1,717,000 is due primarily to higher crude oil prices at year end.

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS
-----------------------------------------------------------------------------

                                        1999         1998
                                    ----------    ----------
    REVENUES:

      Quarter Ended:

          March 31                  $   213,349   $   252,780
          June 30                       312,762       230,186
          September 30                  403,579       260,173
          December 31                   379,446       207,876
                                     ----------    ----------
                                    $ 1,309,136   $   951,015
                                     ==========    ==========

    NET INCOME (LOSS):

      Quarter Ended:

          March 31                  $(   92,081)  $(  158,111)
          June 30                    (   41,361)   (  165,479)
          September 30                   56,345    (  114,025)
          December 31 (a)                28,034    (  364,069)
                                     ----------    ----------
                                    $(   49,063)  $(  801,684)
                                     ==========    ==========

    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:

          March 31                  $      (.04)  $      (.06)
          June 30                          (.02)         (.07)
          September 30                      .02          (.05)
          December 31 (a)                   .02          (.14)
                                     ----------    ----------
                                    $      (.02)  $      (.32)
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

District Offices......Bakersfield, California

Legal Counsel.........Troy & Gould - Los Angeles, California
                      Ganong Law Office - Bakersfield, California

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

                         None


                                  PART III



ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2000 Annual Meeting of Shareholders.


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2000 Annual Meeting of Shareholders.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2000 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information in Note 4 of Notes to Financial Statements included in Item 7 of this Form 10-KSB is incorporated herein by reference.

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $81,000 in 1999, $69,000 in 1998 and $130,000 in 1997.

                                   PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  1.  Financial Statements
         --------------------

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants
            Balance Sheets at December 31, 1999 and 1998.
            Statements of Operations for the three years in the period ended December 31, 1999.
            Statements of Shareholders' Equity for the three
              years in the period ended December 31, 1999.
            Statements of Cash Flows for the three
              years in the period ended December 31, 1999.
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

      No reports on Form 8-K were filed during the fourth quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 29, 2000                         By:    J. BEN HATHAWAY
                                           ----------------------
                                              J. Ben Hathaway
                                             Director/President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     J. BEN HATHAWAY          Director/President            March 29, 2000
---------------------------
     J. Ben Hathaway


    JOHN H. ALEXANDER         Director/Vice President       March 29, 2000
---------------------------
    John H. Alexander


      THOMAS W. LADD          Director                      March 29, 2000
---------------------------
      Thomas W. Ladd

      GARY L. RONNING         Director                      March 29, 2000
---------------------------
      Gary L. Ronning

                              Director                      March 29, 2000
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/           March 29, 2000
---------------------------  Principal Accounting Officer
   Lee G. Christianson