Form 10QSB
period 2000-03-31
PYRAMID OIL CO
filed 2000-05-12
CIK 81318

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

     For the quarterly period ended March 31, 2000

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at March 31, 2000)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 2000           1999
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $426,164       $309,775
  Trade accounts receivable                      219,142        184,867
  Crude oil inventory                             35,153         35,153
  Prepaid expenses                                53,228         67,449
  Deferred income taxes                           72,040         75,650
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    805,727        672,894
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,367,907     10,367,907
  Drilling and operating equipment             3,110,077      3,179,652
  Land, buildings and improvements               921,767        921,767
  Automotive, office and other
    property and equipment                     1,101,074      1,055,857
                                             ------------   ------------
                                              15,500,825     15,525,183
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,843,240)   (13,872,078)
                                             ------------   ------------
                                               1,657,585      1,653,105
                                             ------------   ------------

                                              $2,463,312     $2,325,999
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 2000           1999
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                               $69,339        $44,621
  Accrued professional fees                       15,875         24,000
  Accrued taxes, other than income taxes          21,367         20,567
  Accrued payroll and related costs               38,393         30,985
  Accrued royalties payable                       79,748         74,082
  Accrued insurance                               15,932         21,613
  Current maturities of long-term debt            26,376         17,604
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               267,030        233,472
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         26,834          4,272
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  114,511        118,121
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                              983,327        898,524
                                             ------------   ------------
                                               2,054,937      1,970,134
                                             ------------   ------------
                                              $2,463,312     $2,325,999
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             Three months ended March 31,
                                             ---------------------------
                                                 2000           1999
                                             ------------   ------------
  REVENUES                                      $455,058       $213,349
                                             ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                           222,999        167,429
    General and administrative                   106,678         63,147
    Taxes, other than income
        and payroll taxes                         11,283         11,540
    Provision for depletion,
        depreciation and amortization             53,459         70,810
    Other costs and expenses                         874            786
                                             ------------   ------------
                                                 395,293        313,712
                                             ------------   ------------
  OPERATING INCOME (LOSS)                         59,765       (100,363)
                                             ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                3,322          2,641
    Other income                                  23,250          7,500
    Interest expense                              (1,309)        (1,534)
                                             ------------   ------------
                                                  25,263          8,607
                                             ------------   ------------
 INCOME (LOSS) BEFORE INCOME
     TAX PROVISION                                85,028        (91,756)
   Income tax provision                              225            325
                                             ------------   ------------
  NET INCOME (LOSS)                              $84,803       $(92,081)
                                             ============   ============

  BASIC INCOME (LOSS) PER COMMON SHARE             $0.03         ($0.04)
                                             ============   ============

  DILUTED INCOME (LOSS) PER COMMON SHARE           $0.03         ($0.04)
                                             ============   ============
  Weighted average number of
    common shares outstanding                  2,494,430      2,494,430
                                             ============   ============

                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                  Three months ended March 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $84,803       $(92,081)
  Adjustments to reconcile net income
    (loss)to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  53,459         70,810
      Gain on sales of fixed assets                   (15,750)            --
  Changes in assets and liabilities:
    Increase in trade accounts receivable             (34,275)       (28,347)
    Decrease in prepaid expenses                       14,221         20,502
    Increase in accounts
      payable and accrued liabilities                  24,786          4,805
                                                     ---------      ---------
   Net cash provided by
     (used in) operating activities                   127,244        (24,311)
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (57,939)        (2,281)
  Proceeds from sales of fixed assets                  15,750             --
                                                     ---------      ---------
   Net cash used in investing activities              (42,189)        (2,281)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on line of credit                    --       (100,000)
   Proceeds from line of credit                            --         20,000
   Principal payments on long-term debt                (8,666)        (5,043)
   Proceeds from issuance of long-term debt            40,000             --
                                                     ---------      ---------
   Net cash provided by
     (used in) financing activities                    31,334        (85,043)
                                                     ---------      ---------
Net increase (decrease) in cash                       116,389       (111,635)
Cash at beginning of period                           309,775        318,317
                                                     ---------      ---------
Cash at end of period                                $426,164       $206,682
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the three months for interest       $1,309         $1,534
                                                     =========      =========
  Cash paid during the three months for income taxes   $  225         $  325
                                                     =========      =========
                 See Accompanying Notes to Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)


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

A summary of the Company's significant accounting policies is contained in its December 31, 1999 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 1999 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 2000 and 1999.

(3)  COMMITMENTS

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

The Company expended approximately $18,000 for its share of costs in this project during 1999. The Company is projecting to spend an additional $15,000 on this project in the first half of 2000.

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



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first quarter of 2000 increased by approximately $15.40 per equivalent barrel when compared with the same period for 1999. During the first quarter of 2000 the Company experienced 23 separate price changes compared with 11 price changes during the same period for 1999. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $116,389 for the three months ended March 31, 2000. During the first quarter of 2000, operating activities increased cash flows by $127,244. Capital expenditures and principal payments on long-term debt for the first quarter of 2000, reduced cash by a combined total of $66,605. This was offset by proceeds from sale of fixed assets of $15,750 and proceeds from issuance of long-term debt of $40,000. See the Statements of Cash Flows for additional detailed information.

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



                        FORWARD LOOKING INFORMATION


The Company's average price crude oil price has increased by $1.75 per barrel since March 31, 2000. Although crude oil prices continue to fluctuate and remain unpredictable, management is concentrating on returning some of the Company's previously shut in wells to production to take advantage of the improved oil prices. Except for participation in a Joint Venture well mentioned above, the majority of all developmental and capital expenditures are being directed at enhancement of existing assets.



       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000
  COMPARED TO THE QUARTER ENDED MARCH 31, 1999


REVENUES

Oil and gas sales increased by 113% for the three months ended March 31, 2000 when compared with the same period for 1999. Oil and gas sales increased by 133% due to higher average crude oil prices for the first quarter of 2000. The average price of the Company's oil and gas for the first quarter of 2000 increased by approximately $15.40 per equivalent barrel when compared to the same period of 1999. Revenues decreased by 20% due to lower production of crude oil. The Company's net revenue share of crude oil production decreased by approximately fifty barrels per day for the first three months of 2000. The decline in crude oil production is primarily attributable to one oil and gas lease that had no crude oil production during the first quarter of 2000. This lease produced approximately forty barrels of crude oil per day during the first quarter of 1999.

OPERATING EXPENSES

Operating expenses increased by 33% for the first quarter of 2000. The cost to produce an equivalent barrel of crude oil increased by approximately $4.80 per barrel when compared with the first quarter of 1999. Operating expenses increased due to the return to production of certain oil and gas properties that were formerly shut-in because they were uneconomic at the price levels that were experienced for most of 1998 and 1999. One of these uneconomic properties accounted for 12% of the total increase in operating expenses. As a result of the higher oil and gas sales prices, more well maintenance work was performed in an effort to return wells to production and to try to increase production on other producing properties, thereby increasing operating expenses.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by 69% for the first three months of 2000 when compared with the same period for 1999. Legal fees increased by 58% for the first quarter of 2000 due to the continuing activities related to a lawsuit that was filed by the Company in 1995. The Company received a favorable judgement in 1997 which was appealed by the defendant. The legal costs for the first quarter of 2000 were all related to the efforts directed at the appeal process. Legal fees related to this matter were nominal during the first quarter of 1999.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 25% for the first quarter of 2000,when compared with the same period for 1999.
The decrease is due primarily to the decline in the depletion rate for the oil and gas properties. As a result of the write-down of certain oil and gas properties in 1998, the depletable base of the oil and gas properties has decreased.


OTHER INCOME

Other income increased due primarily to the gain on the sales of fixed assets during the first quarter of 2000. The Company sold a well servicing rig for a gain of $15,000 in the first quarter of 2000. No fixed assets were sold during the first quarter of 1999.

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

          No Form 8-K's were filed during the three months ended March 31, 2000.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 12, 2000                          J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  May 12, 2000                         JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule