Form 10QSB
period 2000-06-30
PYRAMID OIL CO
filed 2000-08-15
CIK 81318

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

 / / For the quarterly period ended June 30, 2000

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at June 30, 2000)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                               June 30,     December 31,
                                                 2000           1999
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $499,724       $309,775
  Trade accounts receivable                      228,735        184,867
  Crude oil inventory                             35,153         35,153
  Prepaid expenses                                34,862         67,449
  Deferred income taxes                           72,910         75,650
                                             ------------   ------------
         TOTAL CURRENT ASSETS                    871,384        672,894
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,367,907     10,367,907
  Drilling and operating equipment             3,110,077      3,179,652
  Land, buildings and improvements               921,767        921,767
  Automotive, office and other
    property and equipment                     1,101,074      1,055,857
                                             ------------   ------------
                                              15,500,825     15,525,183
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,895,353)   (13,872,078)
                                             ------------   ------------
                                               1,605,472      1,653,105
                                             ------------   ------------

                                              $2,476,856     $2,325,999
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 2000           1999
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 44,155       $ 44,621
  Accrued professional fees                       17,250         24,000
  Accrued taxes, other than income taxes              --         20,567
  Accrued payroll and related costs               31,750         30,985
  Accrued royalties payable                       77,354         74,082
  Accrued insurance                                6,716         21,613
  Current maturities of long-term debt            20,756         17,604
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               197,981        233,472
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         21,635          4,272
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                  101,231        118,121
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,084,399        898,524
                                             ------------   ------------
                                               2,156,009      1,970,134
                                             ------------   ------------
                                              $2,476,856     $2,325,999
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  2000        1999         2000        1999
                               ---------   ---------    ---------   ---------
  REVENUES                      $482,280    $312,762     $937,338    $526,111
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           230,678     187,416      453,677     354,845
    Exploration costs             16,408          --       16,408          --
    General and administrative    83,707      75,017      190,385     138,164
    Taxes, other than income
      and payroll taxes           10,051      17,244       21,334      28,784
    Provision for depletion,
      depreciation and
      amortization                52,113      71,519      105,572     142,329
    Other costs and expenses       8,226       6,818        9,100       7,604
                               ---------   ---------    ---------   ---------
                                 401,183     358,014      796,476     671,726
                               ---------   ---------    ---------   ---------
  OPERATING INCOME (LOSS)         81,097     (45,252)     140,862    (145,615)
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income                4,481       3,631        7,803       6,272
    Other income                   3,300       3,300       26,550      10,800
    Interest expense              (1,156)     (2,240)      (2,465)     (3,774)
                               ---------   ---------    ---------   ---------
                                   6,625       4,691       31,888      13,298
                               ---------   ---------    ---------   ---------
  INCOME (LOSS) BEFORE INCOME
   TAX (BENEFIT) PROVISION        87,722    ( 40,561)     172,750    (132,317)
     Income tax (benefit)
       provision                 (13,350)        800      (13,125)      1,125
                               ---------   ---------    ---------   ---------
  NET INCOME (LOSS)            $ 101,072   $( 41,361)   $ 185,875   $(133,442)
                               =========   =========    =========   =========
  BASIC INCOME (LOSS)
    PER COMMON SHARE               $0.04      ($0.02)       $0.07      ($0.05)
                               =========   =========    =========   =========
  DILUTED INCOME (LOSS)
    PER COMMON SHARE               $0.04      ($0.02)       $0.07      ($0.05)
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========
                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ 185,875      $(133,442)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Provision for depletion,
        depreciation and amortization                 105,572        142,329
      Exploration costs                                16,408             --
      Gain on sale of fixed assets                    (15,750)            --
      Income tax benefit                              (14,150)            --
  Changes in assets and liabilities:
    Increase in trade accounts receivable             (43,868)       (62,997)
    Decrease in prepaid expenses                       32,587         52,371
    Decrease in accounts payable
      and accrued liabilities                         (38,643)       (33,772)
                                                     ---------      ---------
   Net cash provided by (used in)
     operating activities                             228,031        (35,511)
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (74,347)        (3,038)
  Proceeds from sales of fixed assets                  15,750             --
                                                     ---------      ---------
   Net cash used in investing activities              (58,597)        (3,038)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on line of credit                    --       (100,000)
   Proceeds from line of credit                            --         81,650
   Principal payments on long-term debt               (19,485)       (10,216)
   Proceeds from issuance of long-term debt            40,000             --
                                                     ---------      ---------
   Net cash provided by (used in)
     financing activities                              20,515        (28,566)
                                                     ---------      ---------
Net increase (decrease) in cash                       189,949       ( 67,115)
Cash at beginning of period                           309,775        318,317
                                                     ---------      ---------
Cash at end of period                                $499,724       $251,202
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the six months for interest          $2,465         $3,774
                                                     =========      =========
  Cash paid during the six months for income taxes      $1,025         $1,125
                                                     =========      =========
                 See Accompanying Notes to Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations and its cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 2000 and 1999.

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

Drilling operations on the first well began early in the first quarter of 2000. This well encountered substantial mechanical problems prior to reaching its intended depth and was abandoned, due to these problems. Although the first well was unsuccessful, this disappointing factor does not diminish the Company's overall view of this project. The Operator has proposed a second exploration well that is scheduled to begin drilling by the end of September 2000. The Company has elected to participate in the drilling of this well and the estimated total cost for the Company to participate is $21,000.

The Company expended approximately $18,000 for its share of costs in this project during 1999. The Company expended an additional $16,000 on this project in the first half of 2000.

Late in the fourth quarter of 1998, the Company was notified by the United States Environmental Protection Agency (EPA) that the Company was identified as a "de minimis" contributor to the Casmalia Disposal Site in Santa Barbara County, California. The EPA claimed that all parties who contributed to the disposal site were potentially liable for a share of the clean up costs.

After extensive examination of the EPA's documentation, upon which the EPA based their claims, the Company determined that all of the materials sent to the Casmalia disposal site, by the Company, between 1980 and 1983 were found to be non-hazardous materials, specifically exempt under Federal and State statutes, specifically CERCLA, Section 101(14), 42 U.S.C. Sec 9601(14)) EPA manifests identified over 97% of the materials sent by the Company to this site as being PRODUCED waste oil field water. The remaining 3% was composed of water, crude oil and sand, from down hole workover operations.

In December 1999, the Company formally responded to the EPA, by denying all of the allegations and providing factual evidence in support of the Company's position. Currently, the EPA's position is that it does not consider parties that only sent petroleum wastes to the site liable. Therefore, management does not believe that the Company is, or will be, liable for any clean up costs associated with the EPA's remediation of the Casmalia Disposal Site.

In April 2000, the Company was contacted by a law firm representing the "Casmalia Steering Committee" requesting that the Company enter into a tolling agreement to extend the statute of limitations associated with the Casmalia Disposal Site. (The Steering Committee is a group of 54 public and private entities, who compose the largest waste contributors to the Casmalia site and under a 1997 Consent Decree with the United States, is committed to pay for and/or preform certain cleanup activities at the Casmalia site.) The Steering Committee proposed an 18-month extension of the statute of limitations that were due to expire on June 27, 2000, in order to provide the Steering Committee with additional time in which to sue the Company for alleged cleanup contributions. Since the Company throughly investigated its position concerning the issue of liability associated with the clean up costs at the Casmalia Disposal Site before replying to the EPA, (as discussed above) the Company declined to enter into the Steering Committee's proposed tolling agreement.

In July, the Company informally became aware that the Steering Committee filed a Federal lawsuit on June 26, 2000, against approximately 450 parties involved in the Casmalia site, including the Company. This suit is seeking contributions for response costs and damages incurred and to be incurred at the Casmalia Disposal Site. Through its legal counsel, the Company has contacted the Steering Committee and has requested production of any factual proof, supporting the claims and allegations made in the Steering Committee's legal action. As of this date, the steering Committee has not provided the Company with any evidence in support of their claims.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the second quarter of 2000 increased by approximately $10.45 per equivalent barrel when compared with the same period for 1999. Average crude oil prices for the first six months of 2000 increased by approximately $13.00 per equivalent barrel when compared with the same period for 1999. At the end of the second quarter of 2000, crude oil prices increased by approximately $6.25 per barrel when compared with crude oil prices at December 31, 1999. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $189,949 for the six months ended June 30, 2000. During the first half of 2000, operating activities increased cash flows by $228,031. Capital expenditures and net principal payments on long-term debt for the first six months of 2000, reduced cash by a combined total of $93,832. This was offset by proceeds from sale of fixed assets of $15,750 and proceeds from issuance of long-term debt of $40,000. See the Statements of Cash Flows for additional detailed information.

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



                        FORWARD LOOKING INFORMATION


The Company's average crude oil price has decreased by approximately $1.00 per barrel since June 30, 2000. Although crude oil prices continue to fluctuate and remain unpredictable, management is concentrating on returning some of the Company's previously shut in wells to production to take advantage of the improved oil prices. Except for participation in a Joint Venture well mentioned above, the majority of all developmental and capital expenditures are being directed at enhancement of existing assets.

Portions of the Quarterly Report, including Management's Discussion and Analysis, contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this release. Such forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in Company expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: the timing and extent of changes in commodity prices of oil, gas and electricity, environmental risk, drilling and operational costs, uncertainties about estimates of reserves and government regulations.



       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000
  COMPARED TO THE QUARTER ENDED JUNE 30, 1999


REVENUES

Oil and gas sales increased by 54% for the three months ended June 30, 2000 when compared with the same period for 1999. Oil and gas sales increased by 66% due to higher average crude oil prices for the second quarter of 2000.
The average price of the Company's oil and gas for the second quarter of 2000 increased by approximately $10.45 per equivalent barrel when compared to the same period of 1999. The increase in revenues due to favorable prices was offset by a 12% reduction in production. The Company's net revenue share of crude oil production decreased by approximately thirty barrels per day for the second quarter of 2000. The decline in crude oil production is primarily attributable to one oil and gas lease that had no crude oil production during the second quarter of 2000. This lease produced approximately thirty-two barrels of crude oil per day during the second quarter of 1999.


OPERATING EXPENSES

Operating expenses increased by 23% for the second quarter of 2000. The cost to produce an equivalent barrel of crude oil increased by approximately $3.30 for the second quarter of 2000 when compared with the second quarter of 1999. Operating expenses increased due to the return to production of certain oil and gas properties that were formerly shut-in because they were uneconomic at the price levels that were experienced for most of 1998 and 1999. One of the properties returned to production in 2000 accounted for 8% of the total increase in operating expenses. As a result of the higher oil and gas sales prices, additional well maintenance work was performed in an effort to return wells to production and to try to increase production on other producing properties, thereby increasing operating expenses. During the second quarter of 2000, the Company performed major work on a well in an attempt to return it to production. The cost of this project increased operating expenses by approximately 11% for the second quarter of 2000.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 12% for the quarter ended June 30, 2000. This increase was due primarily to an increase in administrative salaries of 5% and an increase of 4% in professional services for the second quarter of 2000.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 27% for the second quarter of 2000,when compared with the same period for 1999. The decrease is due primarily to the decline in the depletion rate for the oil and gas properties. As a result of the write-down of certain oil and gas properties in 1998, the depletable base of the oil and gas properties has decreased.



RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999


REVENUES

Oil and gas sales increased by 78% for the six months ended June 30, 2000 when compared with the same period for 1999. Oil and gas sales increased by 94% due to remarkably higher average crude oil prices for the first half of 2000. The average price of the Company's oil and gas for the first six months of 2000 increased by approximately $13.00 per equivalent barrel when compared with the same period for 1999. The increase in revenues due to favorable prices was offset by a 16% reduction in production. The Company's net revenue share of crude oil production decreased by approximately forty barrels per day for the six months ended June 30, 2000. The decline in crude oil production is primarily attributable to one oil and gas lease that had no crude oil production during the first half of 2000. This lease produced approximately thirty-one barrels of crude oil per day during the first six months of 1999.

OPERATING EXPENSES

Operating expenses increased by 28% for the six months ended June 30, 2000. The cost to produce an equivalent barrel of crude oil increased by approximately $4.00 per barrel for the six months ended June 30, 2000. Operating expenses increased due to the return to production of certain oil and gas properties that were formerly shut-in because they were uneconomic at the price levels that were experienced for most of 1998 and 1999. One of the properties returned to production in 2000 accounted for approximately 10% of the total increase in operating expenses. As a result of the higher oil and gas sales prices, additional well maintenance work was performed in an effort to return wells to production and to try to increase production on other producing properties, thereby increasing operating expenses. During the second quarter of 2000, the Company performed major work on a well in an attempt to return it to production. The cost of this project increased operating expenses by approximately 7% for the first six months of 2000.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 38% for the first six months of 2000 when compared with the same period for 1999. Legal fees increased by 24% for the first half of 2000 due to efforts related to a lawsuit that was filed by the Company in 1995. The Company received a favorable judgement in 1997 which was appealed by the defendant. The legal costs for the first six months of 2000 were related to the efforts directed at the appeal process. Legal fees related to this matter were nominal during the first half of 1999.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 26% for the first half of 2000,when compared with the same period for 1999.
The decrease is due primarily to the decline in the depletion rate for the oil and gas properties. As a result of the write-down of certain oil and gas properties in 1998, the depletable base of the oil and gas properties has decreased.


OTHER INCOME

Other income increased due primarily to the gain on the sales of fixed assets during the first quarter of 2000. The Company sold a well servicing rig for a gain of $15,000 in the first quarter of 2000. No fixed assets were sold during the first half of 1999.

                       PYRAMID OIL COMPANY

                   PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 2.  -  Changes in Securities

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Submission of Matters to a Vote of Security Holders

               On June 1, 2000, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Two items were voted on during the meeting; election of Directors and approval of Auditors. The shareholders elected J. Ben Hathaway, John H. Alexander, Thomas W. Ladd, Gary L. Ronning and John E. Turco to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders also approved the selection of Arthur Andersen LLP as auditors for 2000. Each item is fully described in the Company's Proxy dated April 30, 2000.

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

          No Form 8-K's were filed during the three months ended June 30, 2000.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 14, 2000                       J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated: August 14, 2000                      JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule