Form 10QSB
period 2000-09-30
PYRAMID OIL CO
filed 2000-11-15
CIK 81318

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

 / / For the quarterly period ended September 30, 2000

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                   2,494,430
                (Class)                    (Outstanding at September 30, 2000)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                             September 30,  December 31,
                                                 2000           1999
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $755,005       $309,775
  Trade accounts receivable                      255,277        184,867
  Crude oil inventory                             35,153         35,153
  Prepaid expenses                                25,602         67,449
  Deferred income taxes                           73,210         75,650
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,144,247        672,894
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,377,697     10,367,907
  Drilling and operating equipment             3,110,077      3,179,652
  Land, buildings and improvements               921,767        921,767
  Automotive, office and other
    property and equipment                     1,070,955      1,055,857
                                             ------------   ------------
                                              15,480,496     15,525,183
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,874,653)   (13,872,078)
                                             ------------   ------------
                                               1,605,843      1,653,105
                                             ------------   ------------

                                              $2,750,090     $2,325,999
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,  December 31,
                                                 2000           1999
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 59,544       $ 44,621
  Accrued professional fees                       18,000         24,000
  Accrued taxes, other than income taxes          11,290         20,567
  Accrued payroll and related costs               34,007         30,985
  Accrued royalties payable                       88,632         74,082
  Accrued insurance                                  307         21,613
  Current maturities of long-term debt            24,993         17,604
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               236,773        233,472
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         33,864          4,272
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                   87,381        118,121
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,320,462        898,524
                                             ------------   ------------
                                               2,392,072      1,970,134
                                             ------------   ------------
                                              $2,750,090     $2,325,999
                                             ============   ============

                   See Accompanying Notes to Financial Statements.

        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                  2000        1999         2000        1999
                               ---------   ---------    ---------   ---------
  REVENUES                      $561,860    $403,579   $1,499,198    $929,690
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           245,287     200,434      698,964     555,279
    Exploration costs              3,251          --       19,659          --
    General and administrative    88,205      79,032      278,590     217,196
    Taxes, other than income
      and payroll taxes           13,538      12,479       34,872      41,263
    Provision for depletion,
      depreciation and
      amortization                50,924      69,804      156,496     212,133
    Other costs and expenses       2,520       1,513       11,620       9,116
                               ---------   ---------    ---------   ---------
                                 403,725     363,262    1,200,201   1,034,987
                               ---------   ---------    ---------   ---------
  OPERATING INCOME (LOSS)        158,135      40,317      298,997    (105,297)
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income                7,677       3,005       15,480       9,276
    Other income                  57,596      15,365       84,146      26,165
    Interest expense              (1,495)     (2,342)      (3,960)     (6,116)
                               ---------   ---------    ---------   ---------
                                  63,778      16,028       95,666      29,325
                               ---------   ---------    ---------   ---------
  INCOME (LOSS) BEFORE INCOME
   TAX (BENEFIT) PROVISION       221,913      56,345      394,663     (75,972)
     Income tax (benefit)
       provision                 (14,150)         --      (27,275)      1,125
                               ---------   ---------    ---------   ---------
  NET INCOME (LOSS)            $ 236,063   $  56,345    $ 421,938   $( 77,097)
                               =========   =========    =========   =========
  BASIC INCOME (LOSS)
    PER COMMON SHARE               $0.09       $0.02        $0.17      ($0.03)
                               =========   =========    =========   =========
  DILUTED INCOME (LOSS)
    PER COMMON SHARE               $0.09       $0.02        $0.17      ($0.03)
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========
                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                               Nine months ended September 30,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ 421,938      $( 77,097)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Provision for depletion,
        depreciation and amortization                 156,496        212,133
      Exploration costs                                19,659             --
      Gain on sale of fixed assets                    (58,750)            --
      Income tax benefit                              (28,300)            --
  Changes in assets and liabilities:
    Increase in trade accounts receivable             (70,410)       (84,288)
    Decrease in prepaid expenses                       41,847         62,372
    Decrease in accounts payable
      and accrued liabilities                         ( 4,088)       ( 3,682)
                                                     ---------      ---------
   Net cash provided by operating activities          478,392        109,438
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (130,893)       (26,880)
  Proceeds from sales of fixed assets                  60,750             --
                                                     ---------      ---------
   Net cash used in investing activities              (70,143)       (26,880)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on line of credit                    --       (160,000)
   Proceeds from line of credit                            --         81,650
   Principal payments on long-term debt               (33,019)       (15,489)
   Proceeds from issuance of long-term debt            70,000             --
                                                     ---------      ---------
   Net cash provided by (used in)
     financing activities                              36,981        (93,839)
                                                     ---------      ---------
Net increase (decrease) in cash                       445,230       ( 11,281)
Cash at beginning of period                           309,775        318,317
                                                     ---------      ---------
Cash at end of period                                $755,005       $307,036
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the nine months for interest        $3,390         $6,116
                                                     =========      =========
  Cash paid during the nine months for income taxes    $1,025         $1,125
                                                     =========      =========
                 See Accompanying Notes to Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and its cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 2000 and 1999.

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

Drilling operations on the first well began early in the first quarter of 2000. This well encountered substantial mechanical problems prior to reaching its intended depth and was abandoned, due to these problems. Although the first well was unsuccessful, this disappointing factor does not diminish the Company's overall view of this project. The Operator has proposed a second exploration well that began drilling in October of 2000. The Company has elected to participate in the drilling of this well and the estimated total cost for the Company to participate is $21,000.

The Company expended approximately $18,000 for its share of costs on the first well during 1999. The Company expended an additional $16,000 on the first well in the first half of 2000.

Late in the fourth quarter of 1998, the Company was notified by the United States Environmental Protection Agency (EPA) that the Company was identified as a "de minimis" contributor to the Casmalia Disposal Site in Santa Barbara County, California. The EPA claimed that all parties who contributed to the disposal site were potentially liable for a share of the cleanup costs.

After extensive examination of the EPA's documentation, upon which the EPA based their claims, the Company determined that all of the materials sent to the Casmalia disposal site, by the Company, between 1980 and 1983 were found to be non-hazardous materials, specifically exempt under Federal and State statutes, specifically CERCLA, Section 101(14), 42 U.S.C. Sec 9601(14). EPA manifests identified over 97% of the materials sent by the Company to this site as being PRODUCED waste oilfield water. The remaining 3% was composed of water, crude oil and sand, from down-hole workover operations.

In December 1999, the Company formally responded to the EPA, by denying all of the allegations and providing factual evidence in support of the Company's position. Currently, the EPA's position is that it does not consider parties that only sent petroleum wastes to the site liable. Therefore, management does not believe that the Company is, or will be, liable for any cleanup costs associated with the EPA's remediation of the Casmalia Disposal Site.

In April 2000, the Company was contacted by a law firm representing the "Casmalia Steering Committee" requesting that the Company enter into a tolling agreement to extend the statute of limitations associated with the Casmalia Disposal Site. (The Steering Committee is a group of 54 public and private entities, who compose the largest waste contributors to the Casmalia site and under a 1997 Consent Decree with the United States, is committed to pay for and/or preform certain cleanup activities at the Casmalia site.) The Steering Committee proposed an 18-month extension of the statute of limitations that were due to expire on June 27, 2000, in order to provide the Steering Committee with additional time in which to sue the Company for alleged cleanup contributions. Since the Company throughly investigated its position concerning the issue of liability associated with the cleanup costs at the Casmalia Disposal Site before replying to the EPA, (as discussed above) the Company declined to enter into the Steering Committee's proposed tolling agreement.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the third quarter of 2000 increased by approximately $10.00 per equivalent barrel when compared with the same period for 1999. Average crude oil prices for the first nine months of 2000 increased by approximately $12.00 per equivalent barrel when compared with the same period for 1999. At the end of the third quarter of 2000, crude oil prices increased by approximately $5.00 per barrel when compared with crude oil prices at December 31, 1999. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $445,230 for the nine months ended September 30, 2000. During the first nine months of 2000, operating activities increased cash flows by $478,392. Capital expenditures and net principal payments on long-term debt for the first nine months of 2000, reduced cash by a combined total of $163,912. This was offset by proceeds from sales of fixed assets of $60,750 and proceeds from issuance of long-term debt of $70,000. See the Statements of Cash Flows for additional detailed information.

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



                        FORWARD LOOKING INFORMATION


The Company's average crude oil price has increased by approximately $3.35 per barrel since September 30, 2000. Although crude oil prices continue to fluctuate and remain unpredictable, management is concentrating on returning some of the Company's previously shut-in wells to production to take advantage of the improved oil prices. Except for participation in a Joint Venture well mentioned above, the majority of all developmental and capital expenditures are being directed at enhancement of existing assets.

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



       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999


REVENUES

Oil and gas sales increased by 39% for the three months ended September 30, 2000 when compared with the same period for 1999. Oil and gas sales increased by 50% due to higher average crude oil prices for the third quarter of 2000. The average price of the Company's oil and gas for the third quarter of 2000 increased by approximately $10.00 per equivalent barrel when compared to the same period of 1999. The increase in revenues due to favorable prices was offset by a 11% reduction in production. The Company's net revenue share of crude oil production decreased by approximately 26 barrels per day for the third quarter of 2000. The decline in crude oil production is primarily attributable to one oil and gas lease that had no crude oil production during the third quarter of 2000. This lease produced approximately 22 barrels of crude oil per day during the third quarter of 1999.


OPERATING EXPENSES

Operating expenses increased by 22% for the third quarter of 2000. The cost to produce an equivalent barrel of crude oil increased by approximately $3.30 for the third quarter of 2000 when compared with the third quarter of 1999. Operating expenses increased due to the return to production of certain oil and gas properties that were formerly shut-in because they were uneconomic at the price levels that were experienced for most of 1998 and 1999. One of the properties returned to production in 2000 accounted for 11% of the total increase in operating expenses. As a result of the higher oil and gas sales prices, additional well maintenance work was performed in an effort to return wells to production and to try to increase production on other producing properties, thereby increasing operating expenses.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 12% for the quarter ended September 30, 2000. This increase was due primarily to an increase in communications of 4.5%, administrative salaries of 2.5% and an increase of 2% in professional services for the third quarter of 2000.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 27% for the third quarter of 2000, when compared with the same period for 1999. The decrease is due primarily to the decline in the depletion rate for the oil and gas properties. As a result of the write-down of certain oil and gas properties in 1998, the depletable base of the oil and gas properties has decreased.



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999


REVENUES

Oil and gas sales increased by 61% for the nine months ended September 30, 2000 when compared with the same period for 1999. Oil and gas sales increased by 75% due to extremely high average crude oil prices for the first nine months of 2000. The average price of the Company's oil and gas for the first nine months of 2000 increased by approximately $12.00 per equivalent barrel when compared with the same period for 1999. This was offset by a 14% reduction in revenues due to lower crude oil production. The Company's net revenue share of crude oil production decreased by approximately 35 barrels per day for the nine months ended September 30, 2000. The decline in crude oil production is primarily attributable to one oil and gas lease that has had negligible crude oil production during the first nine months of 2000. This lease produced approximately 28 barrels of crude oil per day during the first nine months of 1999.

OPERATING EXPENSES

Operating expenses increased by 26% for the nine months ended September 30, 2000. The cost to produce an equivalent barrel of crude oil increased by approximately $3.80 per barrel for the nine months ended September 30, 2000. Operating expenses increased because certain oil and gas properties were returned to production that had been shut-in for most of 1998 and 1999. These properties had been uneconomical at the price levels in 1998 and 1999. One property returned to production in 2000 accounted for approximately 10% of the total increase in operating expenses. As a result of the higher oil and gas sales prices, additional well maintenance work was performed in an effort to return wells to production and to try to increase production on other producing properties, thereby increasing operating expenses. During the second and third quarter of 2000, the Company performed major work on a well in an attempt to return it to production. The cost of this project increased operating expenses by approximately 7% for the first nine months of 2000.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 28% for the first nine months of 2000 when compared with the same period for 1999. Professional fees increased by 20% for the first nine months of 2000 due primarily to efforts related to a lawsuit that was filed by the Company in 1995. The Company received a favorable judgement in 1997 which was appealed by the defendant. The increase in legal costs for 2000 were related to the efforts directed at the appeal process.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 26% for the first nine months of 2000,when compared with the same period for 1999. The decrease is due primarily to a decline in the depletion rate for oil and gas properties. The depletable base of the oil and gas properties has decreased as a result of the write-down of certain oil and gas properties in 1998.


OTHER INCOME

Other income increased by approximately $58,000 due primarily to gains on the sales of fixed assets during 2000. No fixed assets were sold during 1999.

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

          No Form 8-K's were filed during the three months ended September 30, 2000.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 14, 2000                     J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated: November 14, 2000                    JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

  27                        Financial Data Schedule