Form 10KSB
period 2000-12-31
PYRAMID OIL CO
filed 2001-03-29
CIK 81318

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

               For the fiscal year ended December 31, 2000

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

State the registrant's revenues for its most recent fiscal year:  $2,023,805

   The aggregate market value on March 16, 2001, of Common shares held by non-affiliates was approximately $973,000 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

       At March 16, 2001, there were 2,494,430 Common shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

   Transitional Small Business Disclosure Format (check one):
   Yes      No  X

                          PYRAMID OIL COMPANY

                    2000 FORM 10-KSB ANNUAL REPORT

                          Table of Contents

                                                                Page
                               PART I


Item  1.    Description of Business   . .  . .  . .  . .          4

Item  2.    Description of Property   . .  . .  . .  . .          9

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         12

Item  4.    Submission of Matters to a Vote of
              Security Holders.  . .  . .  . .  . .  . .         12

                               PART II

Item  5.    Market for Common Equity and Related
              Stockholder Matters. .  . .  . .  . .  . .         13

Item  6.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations .  . .         14

Item  7.    Financial Statements . .  . .  . .  . .  . .         20

Item  8.    Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure .  . .         47

                               PART III

Item  9.    Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section
              16(a) of the Exchange Act .  . .  . .  . .         47

Item 10.    Executive Compensation .  . .  . .  . .  . .         47

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management.  . .  . .  . .  . .         47

Item 12.    Certain Relationships and Related Transactions       48

                               PART IV

Item 13.    Exhibits and Reports on Form 8-K .  . .  . .         49

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


                                   PART I
                                   ------
ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

(a)  GENERAL BUSINESS DESCRIPTION
     ----------------------------

Pyramid Oil Company is a California corporation that has been in the oil and gas business continuously, since it was incorporated on October 9, 1909. Pyramid Oil Company, hereinafter referred to as "Pyramid" or the "Company," is engaged in the business of exploration, development and production of crude oil and natural gas.

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

Oil and Gas Production Operations
---------------------------------

Pyramid owns and operates 28 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. All of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. During 2000, the Company operated 21 leases within California, with total annual gross oil production exceeding 500 barrels per lease. Production operations primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

Primary recovery of oil and gas is by means of natural flow(s) or artificial lift of oil and gas from a single well bore. Natural gas and petroleum fluids enter the well bore by means of reservoir pressure or gravity; fluids and gases are moved to the surface by natural pressure or by means of artificial lift. In secondary recovery operations, liquids or gases are injected into the reservoirs for the purpose of augmenting reservoir energy or increasing reservoir temperatures. Secondary recovery operations, usually, but not always, are done after the primary-recovery phase has passed.

The Company employs field level personnel (i.e., pumpers, rig crews, roustabouts and equipment operators) that perform basic daily activities associated with producing oil and gas. Daily operations include inspections of surface facilities and equipment, gauging, reporting and shipping oil, and routine maintenance and repair activities on wells, production facilities and equipment. The Company owns and maintains various pieces of equipment necessary for employees to perform repair and maintenance tasks on Company properties. Such equipment consists of service rigs, mobile pumps, vacuum trucks, hot oil truck, backhoe, trucks and trailers.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 125 wells, and of these, approximately 66 were in daily operation during 2000. Operations continue to be reduced on specific properties that are currently generating a marginal gross profit in an effort to hold the properties until economic conditions warrant full scale operations. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.


Marketing of Crude Oil and Natural Gas
--------------------------------------

The Company sells its crude oil to Kern Oil & Refining and Tosco Refining Company, accounting for approximately 41.4% and 52.9%, respectively, of Pyramid's crude oil and gas sales in 2000. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies.
Natural gas is sold to companies in the area of operations. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year; however, there are some seasonal influences that may affect natural gas sales from the interests owned in the State of New York.


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

In 1996, the Company filed a lawsuit in Kern County Superior Court, against Mr. Russell R. Simonson, alleging a breach of a contractual agreement. The lawsuit went to trial in 1997 and the trial court ruled that the Defendant twice breached terms of an agreement, and the court awarded the Company damages, interest and attorney's fees. The Defendant appealed the trial court's decision and the matter was reviewed by the California Appeals Court. In November 2000, the Appeals Court again ruled in favor of the Company, upholding the original award of damages, interest and attorney's fees. On March 5, 2001, the Company recorded a gain and received payment from the Defendant in the amount of $395,708, concluding this matter.

The Company is subject to potential litigation within the normal course of business. The resolution in any reporting period of such litigation could have a material impact on Pyramid's financial position or results of operations for that period. However, in management's opinion, it is unlikely that the resolution of any such litigation will have a material adverse effect upon the financial position or results of operations of the Company.

(f)  OTHER
     -----

The Company employed twelve full-time people as of December 31, 2000.

The Company had no material research and development costs for the three years ended December 31, 2000.

All of the Company's revenues during 2000 were derived from domestic sources.


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

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had no significant proved undeveloped properties at December 31, 2000, 1999 and 1998.

(b)  OIL AND GAS PROPERTIES
     ----------------------

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by System Technology Associates, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
     January 1, 2001               341,000              72,000
                2000               361,000              65,000
                1999               384,000             127,000
                1998               435,000             145,000
                1997               499,000             278,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2000.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $2,311,000 at December 31, 2000, $2,718,000 at December 31, 1999, $1,001,000 at December 31, 1998, $1,688,000
at December 31, 1997, and $3,958,000 at December 31, 1996.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2000      1999      1998       1997      1996
                       ----      ----      ----       ----      ----
Crude oil (Bbls)      71,000    84,000    85,000     91,000    101,000

Natural gas (MCF)      9,000    24,000    36,000     35,000     48,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2000       1999      1998      1997       1996
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $26.16     $15.49    $10.73    $17.07     $18.80
                       =====      =====     =====     =====      =====
  Natural gas         $ 3.14     $ 1.82    $ 1.64    $ 1.99     $ 1.35
                       =====      =====     =====     =====      =====

Production costs      $13.70     $ 8.70    $ 8.60    $ 9.90     $ 9.60
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 2000, was approximately $23.00 per barrel and the average selling price of Pyramid's gas at December 31, 2000, was approximately $6.14 per MCF.

As of December 31, 2000, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     149       125              22,217     6,489
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

During the year ended December 31, 1997, Pyramid participated in the drilling of 1 well. No wells were drilled in 2000, 1999, 1998 and 1996. All of these wells were drilled in California and completed as producing wells.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 2000, Pyramid held positions in unproven acreage in the following locations:

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

Pyramid owned the following real property as of December 31, 2000, all located in California.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                  PART II
                                  -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the over-the-counter market. The following are high and low "bid" quotations for each quarter of 2000 and 1999, and reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                    High         Low
                                    Bid          Bid
                                    ----        -----
    2000
         First Quarter            $1.0000      $0.3125
         Second Quarter            0.7500       0.2813
         Third Quarter             0.9375       0.6250
         Fourth Quarter            0.9375       0.6875
    1999
         First Quarter             0.1250       0.1250
         Second Quarter            0.1250       0.1250
         Third Quarter             0.1250       0.1250
         Fourth Quarter            0.6250       0.1250


(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                              Title of Class
                              --------------
                     Common Shares, without par value


                Approximate Number of Holders of Record of
                   the Outstanding Common Shares as of
                             December 31, 2000
                -------------------------------------------

                                    722

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

IMPACT OF CHANGING PRICES
-------------------------

Average prices increased by approximately $10.85 per equivalent crude oil and gas barrel sold during 2000 as compared with average prices for 1999. In 2000 there were 100 separate crude oil price changes, as compared with 64 price changes in 1999. The difference between the highest and lowest posted prices in 2000 was $13.65 per barrel. By comparison, this same differential in 1999 and 1998 was $15.50 and $6.00 per barrel, respectively. Continuing uncertainty in crude oil prices has made it impractical for the Company to make any commitments to further develop its oil and gas properties. Crude oil prices must stabilize for a long-term period, at economic levels, before resources would be available to expand the Company's oil and gas reserves.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash increased by $41,952 as of December 31, 2000 when compared to December 31, 1999. Operating activities in 2000 provided cash of $620,028. Capital spending of $175,530, purchase of short-term investments of $500,000 and principal payments on the Company's long-term debt totaling $50,296 used cash in 2000. This was offset by proceeds from sale of property and equipment of $62,750 and issuance of long-term debt of $85,000. The components of the changes in cash for 2000 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. A $100,000 line of credit, unused at December 31, 2000, provided additional liquidity during 2000. Management believes the Company could also secure funds, if necessary, from other outside sources to finance acquisitions or other capital projects.

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

The Company has not generated sufficient cash flows to enable it to further develop its oil and gas properties and to risk exploratory drilling costs in attempts to expand its oil and gas reserves. No wells were drilled in 2000, 1999 or 1998. The Company completed a redrill of an existing well in the second quarter of 1998.

The Company's crude oil reserves declined for the years ended December 31, 2000 and 1999, due primarily to production of existing reserves. The Company's crude oil reserves decreased for the year ended December 31, 1998 due primarily to lower crude oil prices at year end.

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

Drilling operations on the first well began early in the first quarter of 2000. This well encountered substantial mechanical problems prior to reaching its intended depth and was abandoned due to these problems. The Company participated in the drilling of a second well on this lease in the fourth quarter of 2000. This well was abandoned due to insufficient gas reserves. The Company has not made any decisions about participating in any future proposed exploration wells on this project. The Company expended approximately $18,000 for its share of costs on the first well during 1999. The Company expended an additional $15,000 on the first well during 2000. The Company expended approximately $18,000 for its share of costs on the second well during 2000.

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


FORWARD-LOOKING INFORMATION
---------------------------

Looking forward into 2001, crude oil prices have increased by $3.00 per barrel as of March 23, 2001, compared to prices at December 31, 2000. There have been fifteen separate price changes since December 31, 2000. The Company is unable to predict any future price changes that would impact the remainder of 2001.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. Several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2001, by routine maintenance of its existing wells.

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

The Company continues to be burdened with additional costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2000. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS
--------------------------------------------------------

Results of Operations for the Fiscal Year Ended December 31, 2000
Compared to the Fiscal Year Ended December 31, 1999
---------------------------------------------------

REVENUES
--------

Oil and gas sales increased by 55% for the year ended December 31, 2000, when compared with the same period for 1999. Oil and gas sales increased by 64% due to higher average prices for 2000. The average price of the Company's oil and gas increased by approximately $10.85 per equivalent barrel for 2000 when compared to 1999. The increase in revenues due to favorable prices was offset by a 9% reduction in production for 2000. Production for 2000 decreased by approximately twenty-one barrels per day when compared with production in 1999.


OPERATING EXPENSES
------------------

Operating expenses increased by 31% for the year ended December 31, 2000 when compared with the same period of 1999. The cost to produce an equivalent barrel of crude oil increased by approximately $5.00 per barrel for 2000 when compared to 1999. Approximately 15% of the increase in operating expenses is attributable to two of the Company's oil and gas properties that were shut-in for most of 1999. These properties were returned to production due to the high oil prices in 2000. Also, major maintenance work was done on two oil wells that increased operating expenses by approximately 13% for 2000.


GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses increased by 23% for the year ended December 31, 2000 when compared to the same period for 1999. Professional services were higher by 12% for 2000 due primarily to higher costs for legal services. Legal services were higher by 9% due to an increase in the level of legal activity for 2000 related to an ongoing lawsuit (see Note 6 of Notes to Financial Statements, Commitments and Contingencies).


DEPLETION, DEPRECIATION, AMORTIZATION
  AND VALUATION ALLOWANCE
-------------------------------------

The provision for depletion, depreciation and amortization decreased by 23% for the year ended December 31, 2000, when compared with the same period for 1999. The decrease is due primarily to a decline in the depletion rate for oil and gas properties.

OTHER INCOME
------------

Other income increased by approximately $71,000 for the year ended December 31, 2000. The increase in other income is due primarily to gain on the sales of fixed assets during 2000. No fixed assets were sold during 1999.



Results of Operations for the Fiscal Year Ended December 31, 1999
Compared to the Fiscal Year Ended December 31, 1998
---------------------------------------------------

REVENUES
--------

Oil and gas sales increased by 38% for the year ended December 31, 1999, when compared with the same period for 1998. Oil and gas sales increased by 43% due to higher average prices for 1999. The average price of the Company's oil and gas increased by approximately $4.80 per equivalent barrel for 1999 when compared to 1998. The increase in revenues due to favorable prices was offset by a 5% reduction in production for 1999. Production for 1999 decreased by approximately thirteen barrels per day when compared with production in 1998.


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


Recent Accounting Developments
------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The adoption of SFAS 133 in the fourth quarter of 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides guidance for revenue recognition under certain circumstances. The adoption of SAB 101 in 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

ITEM 7- FINANCIAL STATEMENTS
-----------------------------

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2000

                                                                     Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. . . . . . . . . . . . . .   21


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2000 and 1999 . . . . . . . . . .   22-23
    Statements of operations - years ended
      December 31, 2000, 1999 and 1998  . . . . . . . . . . . . . .   24
    Statements of shareholders' equity - years ended
      December 31, 2000, 1999 and 1998  . . . . . . . . . . . . . .   25
    Statements of cash flows - years
      ended December 31, 2000, 1999 and 1998  . . . . . . . . . . .   26-27
    Notes to financial statements . . . . . . . . . . . . . . . . .   28

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


To the Shareholders and the Board of Directors of Pyramid Oil Company:


We have audited the accompanying balance sheets of Pyramid Oil Company (a California corporation) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Los Angeles, California
March 8, 2001

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------


                                    ASSETS
                                    ------

                                                 December 31,
                                          -------------------------
                                             2000            1999
                                          ----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents            $   151,727      $    109,775
   Short-term investments                   700,000           200,000
   Trade accounts receivable
     (net of reserve for doubtful
     accounts of $4,000 in 2000
     and 1999)                              212,714           184,867
   Crude oil inventory                       56,156            35,153
   Prepaid expenses                          84,230            67,449
   Deferred income taxes                     22,012            75,650
                                          ---------        ----------
         Total current assets             1,226,839           672,894
                                          ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and
     equipment (successful
     efforts method)                     10,343,773        10,367,907
   Drilling and operating equipment       3,118,778         3,179,652
   Land, buildings and improvements         921,767           921,767
   Automotive, office and
     other property and equipment         1,067,625         1,055,857
                                         ----------        ----------
                                         15,451,943        15,525,183
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances           (13,846,912)      (13,872,078)
                                         ----------        ----------
                                          1,605,031         1,653,105
                                         ----------        ----------
                                        $ 2,831,870       $ 2,325,999
                                         ==========        ==========

The accompanying notes are an integral part of these balance sheets.



                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                 December 31,
                                          ----------------------------
                                              2000              1999
                                          ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                     $    66,362        $    44,621
   Accrued professional fees                 18,750             24,000
   Accrued taxes, other than
     income taxes                            22,645             20,567
   Accrued payroll and related costs         36,040             30,985
   Accrued royalties payable                 82,621             74,082
   Accrued insurance                         29,864             21,613
   Current maturities of long-term debt      27,500             17,604
                                          ---------         ----------
      Total current liabilities             283,782            233,472
                                          ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                  29,080              4,272
                                          ---------         ----------
DEFERRED INCOME AND OTHER TAXES              22,012            118,121
                                          ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,494,430 shares                   1,071,610          1,071,610
   Retained earnings                      1,425,386            898,524
                                         ----------         ----------
                                          2,496,996          1,970,134
                                         ----------         ----------

                                        $ 2,831,870        $ 2,325,999
                                         ==========         ==========

The accompanying notes are an integral part of these balance sheets.



                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                                              Year ended December 31,
                                       --------------------------------------
                                          2000          1999          1998
                                       ----------    ----------    ----------
REVENUES:                             $ 2,023,805   $ 1,309,136   $   951,015
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                      997,550       760,744       780,259
  Exploration costs                        35,423        27,976            --
  General and administrative              368,332       299,245       332,513
  Taxes, other than income and
    payroll taxes                          45,759        51,744        59,743
  Provision for depletion,
    depreciation, amortization
    and valuation allowance               184,036       240,017       607,067
  Other costs and expenses                 13,593        11,093        16,082
                                        ---------     ---------    ----------
                                        1,644,693     1,390,819     1,795,664
                                        ---------     ---------    ----------
OPERATING INCOME (LOSS)                   379,112      ( 81,683)     (844,649)
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          24,538        11,104        30,192
  Gain on sales of property
    and equipment                          58,605            --            --
  Other income                             28,696        29,465        21,594
  Interest expense                     (    5,330)   (    6,824)   (    7,696)
                                       ----------     ---------     ---------
                                          106,509        33,745        44,090
                                       ----------     ---------     ---------
INCOME (LOSS) BEFORE INCOME
 TAX (BENEFIT) PROVISION                  485,621     (  47,938)    ( 800,559)
  Income tax (benefit) provision          (41,241)        1,125         1,125
                                       ----------     ---------     ---------
NET INCOME (LOSS)                     $   526,862   $ (  49,063)  $ ( 801,684)
                                       ==========     =========     =========
BASIC INCOME (LOSS)PER COMMON SHARE   $       .21   $      (.02)  $      (.32)
                                       ==========     =========     =========
DILUTED INCOME (LOSS)PER COMMON SHARE $       .21   $      (.02)  $      (.32)
                                       ==========     =========     =========
Weighted average number of
  common shares outstanding             2,494,430     2,494,430     2,494,430
                                       ==========     =========    ==========

The accompanying notes are an integral part of these statements.


                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------




                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 1997      2,494,430       $1,071,610     $1,749,271

  Net loss                              --               --       (801,684)
                                 ---------        ---------      ---------
Balances, December 31, 1998      2,494,430        1,071,610        947,587

  Net loss                              --               --      (  49,063)
                                 ---------        ---------      ---------
Balances, December 31, 1999      2,494,430        1,071,610        898,524

  Net income                            --               --        526,862
                                 ---------        ---------      ---------
Balances, December 31, 2000      2,494,430       $1,071,610     $1,425,386
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.


                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                               Year ended December 31,
                                          --------------------------------
                                             2000       1999        1998
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                       $ 526,862  $( 49,063)   $(801,684)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Provision for depletion,
        depreciation, amortization
        and valuation allowance             184,036    240,017      607,067
      Exploration costs                      35,423     27,976           --
      Gain on sale of
        property and equipment              (58,605)        --            -
      Income tax benefit                    (42,471)        --           --
  Changes in operating assets
    and liabilities:
      (Increase) decrease in trade
        accounts receivable                ( 27,847)  (107,552)      76,506
      (Increase) decrease in crude
        oil inventories                    ( 21,003)     3,218       22,823
      (Increase) decrease
        in prepaid expenses                ( 16,781)    13,679       12,459
      Increase (decrease) in
         accounts payable and
         accrued liabilities                 40,414     25,661      (58,927)
                                            -------    -------      -------
  Net cash provided by (used in)
    operating activities                    620,028    153,936     (141,756)
                                            -------    -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                     (175,530)  ( 41,605)    (214,824)
  Proceeds from sale of
    property and equipment                   62,750         --
  Net change in short-term investments     (500,000)   100,000     (300,000)
                                            -------    -------      -------
  Net cash (used in) provided by
    investing activities                   (612,780)    58,395     (514,824)
                                            -------    -------      -------

      The accompanying notes are an integral part of these statements.


                                PYRAMID OIL COMPANY

                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
-----------------------------------------------------------------------------



                                              Year ended December 31,
                                           ------------------------------
                                              2000      1999        1998
                                            -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on line
    of credit                              ( 48,000)  (181,650)   ( 62,596)
  Proceeds from line of credit               48,000     81,650     162,596
  Principal payments on long-term
    debt                                   ( 50,296)  ( 20,873)   ( 26,097)
  Proceeds from issuance of long-term debt   85,000          -          --
                                            -------    -------     -------
  Net cash provided by (used in)
    financing activities                     34,704   (120,873)     73,903
                                            -------    -------     -------
Net increase (decrease) in cash
  and cash equivalents                       41,952     91,458    (582,677)

Cash and cash equivalents
  at beginning of year                      109,775     18,317     600,994
                                            -------    -------     -------
Cash and cash equivalents at end of year  $ 151,727  $ 109,775   $  18,317
                                            =======    =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                            $   5,330  $   6,824   $   7,696
                                            =======    =======     =======
Cash paid during the year
  for income taxes                        $   1,230  $   1,125   $   1,125
                                            =======    =======     =======

The accompanying notes are an integral part of these statements.


                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2000
----------------------------------------------------------------------------


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


    Cash and Cash Equivalents
    -------------------------

     Cash and cash equivalents principally consist of demand deposits and certificates of deposits having original maturities of three months or less.


    Inventory
    ---------

     Inventories of crude oil and condensate are valued at the lower of cost, predominately on a first-in, first-out (FIFO) basis, or market, and include certain costs directly related to the production process.

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2000

----------------------------------------------------------------------------


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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2000
------------------------------------------------------------------------------


    Depletion, Depreciation, and Amortization
    -----------------------------------------

    Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2000, 1999 and 1998 were $1.49, $1.94 and $5.78, respectively.

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2000
------------------------------------------------------------------------------


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

    Concentration of Credit Risk
    ----------------------------

    The Company sells its crude oil to Kern Oil & Refining and Tosco Refining Company, accounting for approximately 41.4%, and 52.9%, respectively, of Pyramid's crude oil and gas sales in 2000. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies.


    Reclassifications
    -----------------

    Reclassifications have been made to the financial statements for 1999 to conform to the 2000 presentation.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2000
------------------------------------------------------------------------------


2.  Long-Term Debt and Line of Credit
    ---------------------------------

Long-term debt at December 31, 2000 and 1999, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       2000         1999
                                                    ---------    ---------
  Note payable to a bank, secured by a deed
    of trust on the corporate office, payable
    in monthly installments of $1,467 principal,
    with interest at the prime rate (8.5% at
    December 31, 1999) plus 1.25%, final payment
    December 2000.                                   $     --     $ 21,876

  Note payable to a bank, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $992
    principal and interest, interest at 8.75%,
    final payment in 2002.                             20,899           --

  Note payable to a bank, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $969
    principal and interest, interest at 10%,
    final payment in 2003.                             22,282         --

  Note payable to a bank, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $692
    principal and interest, interest at 10%,
    final payment in 2002.                             13,399           --

                                                      -------      -------
                                                       56,580       21,876
  Less - current maturities                          ( 27,500)    ( 17,604)
                                                      -------      -------
                                                     $ 29,080     $  4,272
                                                      =======      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2000
-----------------------------------------------------------------------------

At December 31, 2000 approximately $114,000 of gross property and equipment was pledged as collateral to secure approximately $57,000 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 2001           $  27,500
                                     2002              25,900
                                     2003               3,180
                                                      -------
                                                    $  56,580
                                                      =======

At December 31, 2000, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $100,000 through May 31, 2001. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 9.5% at December 31, 2000.

3.   Income Taxes
     ------------
   Income tax (benefit) provision consists of the following:

                                            Year Ended December 31,
                                      -----------------------------------
                                       2000           1999          1998
                                      -------        -------       ------
   Federal income taxes:
     Current                         $ 84,168       $     --      $     --
     Utilization of NOL's             (84,168)            --            --
     Deferred                         (42,471)            --            --
                                      -------        -------       -------
                                      (42,471)            --            --
                                      -------        -------       -------
   State income taxes:
     Current                            8,437          1,125         1,125
     Utilization of NOL's             ( 7,207)            --            --
     Deferred                              --             --            --
                                      -------        -------       -------
                                        1,230          1,125         1,125
                                      -------        -------       -------
   Income tax (benefit) provision    $(41,241)      $  1,125      $  1,125
                                      =======        =======       =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2000
-----------------------------------------------------------------------------

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                                Year Ended December 31,
                                          -----------------------------------
                                            2000         1999          1998
                                          --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate         $ 165,111    $( 16,299)    $(180,390)
   Net operating loss carryover           ( 28,617)      20,658       183,591
   Statutory depletion                    ( 86,571)          --            --
   Section 196(a) restoration of basis    ( 39,765)    (  6,256)           --
   Valuation allowance                      19,895           --            --
   Expiration of investment tax credits   ( 79,492)          --  		   --
   Other                                     8,198        3,022        (2,076)
                                          --------     --------      --------
   Income tax (benefit) provision        $( 41,241)   $   1,125     $   1,125
                                          ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2000          1999          1998
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     22,012   $    75,650   $    73,350
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    22,012        75,650        73,350
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   3,022,856     3,193,122     3,121,533
  Gross liabilities              (  56,992)    ( 343,262)    ( 435,430)
  Valuation allowance           (2,987,876)   (2,967,981)   (2,801,924)
                                ----------     ---------     ---------
                                  ( 22,012)   (  118,121)   (  115,821)
                                ----------     ---------     ---------
                               $        --   $(   42,471)  $(   42,471)
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2000
-----------------------------------------------------------------------------

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                                  December 31,
                                    ---------------------------------------
                                        2000          1999          1998
                                    -----------   -----------   -----------
    Accounts receivable             $     1,600    $    1,600   $     1,600
    Inventory                                --        55,200        55,200
    Net operating loss
      carry forwards                  1,383,202     1,418,131     1,394,984
    Investment tax credits               27,219       162,556       162,556
    Statutory depletion
      carryover                       1,612,435     1,612,435     1,563,993
    Accrued liabilities                  20,412        18,850        16,550
                                     ----------     ---------     ---------
    Total deferred tax assets         3,044,868     3,268,772     3,194,883
    Property and equipment            (  56,992)    ( 343,262)    ( 435,430)
    Valuation allowance              (2,987,876)   (2,967,981)   (2,801,924)
                                     ----------     ---------     ---------
                                    $        --   $(   42,471)  $(   42,471)
                                     ==========     =========     =========

At December 31, 2000, a valuation allowance has been provided against a significant portion of the deferred tax assets generated by net operating loss carryforwards, investment tax credits and the statutory depletion carryover due to the uncertainty of their future utilization.

The Company has federal income tax net operating loss carry forwards of approximately $3,935,000, which expire, to the extent not used, starting in 2001. For California franchise tax purposes, as of December 31, 2000, the Company has unused net operating loss carryforwards of approximately $489,000, a portion of which expire each year starting in 2001.

At December 31, 2000, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $4,742,000, which currently has no expiration date.

As of December 31, 2000, the Company has an investment tax credit carryforward of approximately $27,000 available to reduce future taxes payable for financial reporting and federal income tax purposes. Approximately $117,000 and $18,000 of these credits expired in 2000 and 1999, respectively. The remaining $27,000 will expire in 2001 to the extent not used. Upon expiration, the Company can claim a current deduction on their federal tax return.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2000
-----------------------------------------------------------------------------

4. Related-Party Transaction
   -------------------------

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $124,000, $81,000 and $69,000 in 2000, 1999 and 1998, respectively.


5. Fourth Quarter Results (Unaudited)
   ---------------------------------

During the fourth quarter of 2000, 1999 and 1998, the Company adjusted the provision for depletion, depreciation and amortization to reflect the adjustments made to the Company's oil and gas reserves by independent consultants. The effect of these adjustments was to increase net income by approximately $24,000, $42,000 and $54,000 in 2000, 1999 and 1998,
respectively. The Company recorded an increase in valuation allowances of $270,000 in the fourth quarter of 1998 due to an impairment in the value of certain oil and gas properties (see Note 1 of Notes to Financial Statements, Significant Accounting Policies, Costs Incurred in Oil and Gas Producing Activities).


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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2000
-----------------------------------------------------------------------------

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

Drilling operations on the first well began early in the first quarter of 2000. This well encountered substantial mechanical problems prior to reaching its intended depth and was abandoned due to these problems. The Company participated in the drilling of a second well on this lease in the fourth quarter of 2000. This well was abandoned due to insufficient gas reserves. The Company has not made any decisions about participating in any future proposed exploration wells on this project. The Company expended approximately $18,000 for its share of costs on the first well during 1999. The Company expended an additional $15,000 on the first well during 2000. The Company expended approximately $18,000 for its share of costs on the second well during 2000. These costs are recorded in Exploration Cost on the Statements of Operations.

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2000
-----------------------------------------------------------------------------


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

In July, the Company informally became aware that the Steering Committee filed a Federal lawsuit on June 26, 2000, against approximately 450 parties involved in the Casmalia site, including the Company. This suit is seeking contributions for response costs and damages incurred and to be incurred at the Casmalia Disposal Site. Through its legal counsel, the Company has contacted the Steering Committee and has requested production of any factual proof, supporting the claims and allegations made in the Steering Committee's legal action. Subsequent to these events, the Company was dismissed from this lawsuit by the Steering Committee.


7.  Subsequent Event
    ----------------

In 1996, the Company filed a lawsuit in Kern County Superior Court, against Mr. Russell R. Simonson, alleging a breach of a contractual agreement. The lawsuit went to trial in 1997 and the trial court ruled that the Defendant twice breached terms of an agreement, and the court awarded the Company damages, interest and attorney's fees. The Defendant appealed the trial court's decision and the matter was reviewed by the California Appeals Court. In November 2000, the Appeals Court again ruled in favor of the Company, upholding the original award of damages, interest and attorney's fees. On March 5, 2001, the Company recorded a gain and received payment from the Defendant in the amount of $395,708, concluding this matter.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 2000
-----------------------------------------------------------------------------



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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2000, 1999 and 1998 were as follows:

                                      2000         1999         1998
                                   ----------   ----------   ----------
Proved properties                 $10,165,200  $10,189,100  $10,197,000
Unproved properties
  being amortized                     178,600      178,600      178,600
Unproved properties
  not being amortized                      --           --           --
Accumulated depletion,
  depreciation, amortization
  and valuation allowances         (9,887,300)  (9,802,700)  (9,632,600)
                                    ---------    ---------    ---------
                                  $   456,500  $   565,000  $   743,000
                                    =========    =========    =========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2000
-----------------------------------------------------------------------------



The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  2000            1999           1998
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved reserves:
  Beginning of year            361      65     384     127     462    169
  Revisions of previous
    estimates                   51      16      61     (38)      2   (  6)
  Extensions, discoveries
    and other additions         --      --      --      --       5     --
  Production                   (71)    ( 9)   ( 84)    (24)   ( 85)   (36)
                              ----    ----    ----    ----    ----   ----
  End of year                  341      72     361      65     384    127
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            361      65     384     127     435    145
                              ====    ====    ====    ====    ====   ====
  End of year                  341      72     361      65     384    127
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2000
---------------------------------------------------------------------------

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  2000          1999          1998
                               ----------    ----------    ----------
Proved developed reserves
  (Present value before
   income taxes)               $2,311,000    $2,718,000    $1,001,000
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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                       2000          1999          1998
                                      -------       -------       -------
Property acquisition costs           $     --      $     --      $ 14,000
Exploration costs                      35,000        28,000            --
Development costs                          --            --       201,000


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2000
---------------------------------------------------------------------------

The results of operations for oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                     2000          1999          1998
                                  ----------    ----------    ----------
Sales                            $ 2,024,000   $ 1,309,000   $   951,000
Production costs                   1,031,000       800,600       826,800
Exploration costs                     35,000        28,000            --
Depletion, depreciation,
  and amortization                   109,000       170,200       523,100
                                   ---------     ---------     ---------
                                     849,000       310,200     ( 398,900)
Income tax (benefit) provision      ( 41,200)        1,200         1,200
                                   ---------     ---------     ---------
Results of operations from
  production activities          $   890,200   $   309,000   $ ( 400,100)
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                     2000          1999          1998
                                  ----------    ----------    ----------
Future cash inflows              $ 7,407,000   $10,401,000   $ 3,262,000
Future development and
  production costs                 3,848,000     6,906,000     1,973,000
Future income tax expense             12,000        12,000        12,000
                                  ----------    ----------    ----------
Future net cash flow               3,547,000     3,483,000     1,277,000
10% annual discount                1,244,000       775,000       286,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 2,303,000   $ 2,708,000   $   991,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2000
-----------------------------------------------------------------------------



The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                         2000          1999          1998
                                      ----------    ----------    ----------
Extensions                           $        --   $        --   $    11,000
Revisions of previous estimates
 Price changes                           373,000     1,739,000      (948,000)
 Quantity estimate                       423,000       403,000         2,000
Change in production rates,
  timing and Other                      (480,000)     ( 17,000)     ( 56,000)
Development costs incurred                    --            --       181,000
Changes in estimated future
  development costs                           --            --        19,000
Sales of oil and gas, net of
  production costs                      (993,000)     (508,000)     (124,000)
Accretion of discount                    272,000       100,000       174,000
                                      ----------    ----------    ----------
                                       ( 405,000)    1,717,000   (   741,000)
Net change in income taxes                    --            --            --
                                      ----------    ----------    ----------
Net (decrease) increase               $( 405,000)  $ 1,717,000  $(   741,000)
                                      ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2000
------------------------------------------------------------------------------



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

The decrease of $741,000 in the Company's standardized measure of future net cash flows for the year ended December 31, 1998 is due primarily to revisions of previous estimates due to price changes. The changes in crude oil prices at the end of each year has a significant impact on the valuation of the Company's reserves and discounted future net cash flows. Lower crude oil prices at the end of 1998 reduced the discounted future net cash flows by approximately $948,000.

The increase in the standardized measure of discounted future net cash flows at December 31, 1999 of $1,717,000 is due primarily to higher crude oil prices at year end. The decrease in the standardized measure of discounted future net cash flows at December 31, 2000 of $405,000 is due primarily to current year production and sales of crude oil and natural gas.

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS
-----------------------------------------------------------------------------


                                        2000         1999
                                    ----------    ----------
    REVENUES:

      Quarter Ended:

          March 31                  $   455,058   $   213,349
          June 30                       482,280       312,762
          September 30                  561,860       403,579
          December 31                   524,607       379,446
                                     ----------    ----------
                                    $ 2,023,805   $ 1,309,136
                                     ==========    ==========

    NET INCOME (LOSS):

      Quarter Ended:

          March 31                  $    84,803   $(   92,081)
          June 30                       101,072    (   41,361)
          September 30                  236,063        56,345
          December 31 (a)               104,924        28,034
                                     ----------    ----------
                                    $   526,862   $(   49,063)
                                     ==========    ==========

    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:

          March 31                  $       .03   $      (.04)
          June 30                           .04          (.02)
          September 30                      .09           .02
          December 31 (a)                   .05           .02
                                     ----------    ----------
                                    $       .21   $      (.02)
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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

                         None


                                  PART III



ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2001 Annual Meeting of Shareholders.


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2001 Annual Meeting of Shareholders.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2001 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information in Note 4 of Notes to Financial Statements included in Item 7 of this Form 10-KSB is incorporated herein by reference.

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $124,000 in 2000, $81,000 in 1999 and $69,000 in 1998.

                                   PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  1.  Financial Statements
         --------------------

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants
            Balance Sheets at December 31, 2000 and 1999.
            Statements of Operations for the three years in the period ended December 31, 2000.
            Statements of Shareholders' Equity for the three
              years in the period ended December 31, 2000.
            Statements of Cash Flows for the three
              years in the period ended December 31, 2000.
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

      No reports on Form 8-K were filed during the fourth quarter of 2000.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 28, 2001                         By:    J. BEN HATHAWAY
                                           ----------------------
                                              J. Ben Hathaway
                                             Director/President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     J. BEN HATHAWAY          Director/President            March 28, 2001
---------------------------
     J. Ben Hathaway


    JOHN H. ALEXANDER         Director/Vice President       March 28, 2001
---------------------------
    John H. Alexander


      THOMAS W. LADD          Director                      March 28, 2001
---------------------------
      Thomas W. Ladd

      GARY L. RONNING         Director                      March 28, 2001
---------------------------
      Gary L. Ronning

                              Director                      March 28, 2001
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/           March 28, 2001
---------------------------  Principal Accounting Officer
   Lee G. Christianson