Form 10QSB
period 2001-03-31
PYRAMID OIL CO
filed 2001-05-15
CIK 81318

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

     For the quarterly period ended March 31, 2001

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at March 31, 2001)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 2001           2000
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  124,156     $  151,727
  Short-term investments                       1,200,000        700,000
  Trade accounts receivable                      223,597        212,714
  Crude oil inventory                             54,880         56,156
  Prepaid expenses                                60,947         84,230
  Deferred income taxes                           16,810         22,012
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,680,390      1,226,839
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,280,680     10,343,773
  Drilling and operating equipment             3,095,336      3,118,778
  Land, buildings and improvements               921,767        921,767
  Automotive, office and other
    property and equipment                     1,046,054      1,067,625
                                             ------------   ------------
                                              15,343,837     15,451,943
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,788,823)   (13,846,912)
                                             ------------   ------------
                                               1,555,014      1,605,031
                                             ------------   ------------

                                              $3,235,404     $2,831,870
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 2001           2000
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                               $59,295        $66,362
  Accrued professional fees                       12,333         18,750
  Accrued taxes, other than income taxes          22,645         22,645
  Accrued payroll and related costs               44,584         36,040
  Accrued royalties payable                       76,923         82,621
  Accrued insurance                               18,590         29,864
  Current maturities of long-term debt            27,500         27,500
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               261,870        283,782
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         13,346         29,080
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                   16,810         22,012
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,871,768      1,425,386
                                             ------------   ------------
                                               2,943,378      2,496,996
                                             ------------   ------------
                                              $3,235,404     $2,831,870
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             Three months ended March 31,
                                             ---------------------------
                                                 2001           2000
                                             ------------   ------------
  REVENUES                                      $446,678       $455,058
                                             ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                           274,734        222,999
    General and administrative                    93,586        106,678
    Taxes, other than income
      and payroll taxes                           12,127         11,283
    Provision for depletion,
      depreciation and amortization               47,855         53,459
    Other costs and expenses                         580            874
                                             ------------   ------------
                                                 428,882        395,293
                                             ------------   ------------
  OPERATING INCOME                                17,796         59,765
                                             ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                9,673          3,322
    Gain on settlement                           395,708             --
    Gain on sale of assets                        18,138         15,750
    Other income                                   6,524          7,500
    Interest expense                              (1,232)        (1,309)
                                             ------------   ------------
                                                 428,811         25,263
                                             ------------   ------------
 INCOME BEFORE INCOME
     TAX PROVISION                               446,607         85,028
   Income tax provision                              225            225
                                             ------------   ------------
  NET INCOME                                    $446,382       $ 84,803
                                             ============   ============

  BASIC INCOME PER COMMON SHARE                    $0.18          $0.03
                                             ============   ============

  DILUTED INCOME PER COMMON SHARE                  $0.18          $0.03
                                             ============   ============
  Weighted average number of
    common shares outstanding                  2,494,430      2,494,430
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                  Three months ended March 31,
                                                  ---------------------------
                                                      2001           2000
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $446,382       $ 84,803
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  47,855         53,459
      Gain on sales of fixed assets                   (18,138)       (15,750)
  Changes in assets and liabilities:
    Increase in trade accounts receivable             (10,883)       (34,275)
    Decrease in crude oil inventories                   1,276             --
    Decrease in prepaid expenses                       23,283         14,221
    Increase (decrease) in accounts
      payable and accrued liabilities                 (21,912)        24,786
                                                     ---------      ---------
   Net cash provided by operating activities          467,863        127,244
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     --        (57,939)
  Proceeds from sales of fixed assets                  20,300         15,750
  Net change in short-term investments               (500,000)            --
                                                     ---------      ---------
   Net cash used in investing activities             (479,700)       (42,189)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt               (15,734)        (8,666)
   Proceeds from issuance of long-term debt                --         40,000
                                                     ---------      ---------
   Net cash (used in) provided by
     financing activities                             (15,734)        31,334
                                                     ---------      ---------
Net (decrease) increase in cash                       (27,571)       116,389

Cash at beginning of period                           151,727        309,775
                                                     ---------      ---------
Cash at end of period                                $124,156       $426,164
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the three months for interest       $1,232         $1,309
                                                     =========      =========
  Cash paid during the three months for income taxes   $  225         $  225
                                                     =========      =========

The Accompanying Notes are an Integral Part of These Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)


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

A summary of the Company's significant accounting policies is contained in its December 31, 2000 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2000 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 2001 and 2000.


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

Drilling operations on the first well began early in the first quarter of 2000. This well encountered substantial mechanical problems prior to reaching its intended depth and was abandoned due to these problems. The Company participated in the drilling of a second well on this lease in the fourth quarter of 2000. This well was abandoned due to insufficient gas reserves. The Company has not made any decisions about participating in any future proposed exploration wells on this project. The Company expended approximately $18,000 for its share of costs on the first well during 1999, and expended an additional $15,000 during 2000. The Company expended approximately $18,000 for its share of costs on the second well during 2000. These costs are recorded in Operating Costs on the Statements of Operations.

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

(4) OTHER INCOME

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

The Company sold various equipment and it's interest in a non-producing oil and gas lease. These assets had little or no net book value.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first quarter of 2001 decreased by approximately $1.50 per equivalent barrel when compared with the same period for 2000. During the first quarter of 2001 the Company experienced 16 separate price changes compared with 23 price changes during the same period for 2000. The Company cannot predict the future course of crude oil prices.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $27,571 for the three months ended March 31, 2001. During the first quarter of 2001, operating activities provided cash of $467,863. Purchase of short-term investments of $500,000 and principal payments on long-term debt totaling $15,734, reduced cash for the first quarter of 2001. This was offset by proceeds from sale of fixed assets of $20,300. See the Statements of Cash Flows for additional detailed information. A $100,000 line of credit, unused at March 31, 2001, provided additional liquidity during the first quarter of 2001.

                        FORWARD LOOKING INFORMATION

The Company's average crude oil price has increased by $2.50 per barrel since March 31, 2001. Since it appears that crude oil prices are going to remain at or near current levels until the end of the year, management is concentrating its efforts on returning some of the Company's previously shut-in wells to production to take advantage of the improved oil prices. Additionally, management is presently evaluating two joint venture exploration drilling prospects, that the Company may potentially participate in, on a minority basis and the possibility of drilling one new well on an existing Company property in the Midway Sunset area, of California.

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


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001
  COMPARED TO THE QUARTER ENDED MARCH 31, 2000


REVENUES

Oil and gas revenue decreased by 2% for the three months ended March 31, 2001 when compared with the same period for 2000. Oil and gas revenue decreased by 6% due to lower average crude oil prices for the first quarter of 2001.
The average price of the Company's oil and gas for the first quarter of 2001 decreased by approximately $1.50 per equivalent barrel when compared to the same period of 2000. This was offset by an increase in revenues of 4% due to higher production of crude oil. The Company's net revenue share of crude oil production increased by approximately nine barrels per day for the first three months of 2001.


OPERATING EXPENSES

Operating expenses increased by 23% for the first quarter of 2001. The cost to produce an equivalent barrel of crude oil increased by approximately $2.20 per barrel when compared with the first quarter of 2000. In the first quarter of 2001, maintenance on one well increased operating expenses by 12%, adding approximately $1.40 to the cost to produce an equivalent barrel of crude oil. Labor costs increased by 7% due primarily to one new employee and an increase in hourly wage rates that was effective May 1, 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by 12% for the first three months of 2001 when compared with the same period for 2000. Legal fees decreased by 21% for the first quarter of 2001 due to the resolution of a lawsuit that was filed by the Company in 1996. The Company received a favorable judgement in 1997 which was appealed by the defendant. The legal costs for the first quarter of 2000 were all related to the efforts directed at the appeal process (see Other Income below). Legal fees related to this matter were substantially lower during the first quarter of 2001.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 12% for the first quarter of 2001, when compared with the same period for 2000. The decrease is due primarily to the decrease in the depletion rate. The depletion rate decreased as a result of the estimated oil and gas reserves decreasing in an amount much less than the decline in the depletable base of the oil and gas properties. The estimated reserves did not decline in relation to the depletable base due to revisions to these estimates which offset the decline in production.


OTHER INCOME

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

          No Form 8-K's were filed during the three months ended March 31, 2001.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 14, 2001                          J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  May 14, 2001                         JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President