Form 10QSB
period 2001-06-30
PYRAMID OIL CO
filed 2001-08-14
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended June 30, 2001

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at June 30, 2001)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                               June 30,     December 31,
                                                 2001           2000
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  172,685     $  151,727
  Short-term investments                       1,200,000        700,000
  Trade accounts receivable                      213,646        212,714
  Crude oil inventory                             57,698         56,156
  Prepaid expenses                                37,681         84,230
  Deferred income taxes                           18,863         22,012
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,700,573      1,226,839
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,294,375     10,343,773
  Drilling and operating equipment             3,095,336      3,118,778
  Land, buildings and improvements               921,767        921,767
  Automotive, office and other
    property and equipment                     1,076,390      1,067,625
                                             ------------   ------------
                                              15,387,868     15,451,943
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,824,323)   (13,846,912)
                                             ------------   ------------
                                               1,563,545      1,605,031
                                             ------------   ------------

                                              $3,264,118     $2,831,870
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 2001           2000
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 50,546       $ 66,362
  Accrued professional fees                       16,333         18,750
  Accrued taxes, other than income taxes              --         22,645
  Accrued payroll and related costs               36,078         36,040
  Accrued royalties payable                       70,629         82,621
  Accrued insurance                                7,550         29,864
  Current maturities of long-term debt            30,878         27,500
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               212,014        283,782
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities          5,654         29,080
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                   18,863         22,012
                                             ------------   ------------
COMMITMENTS and CONTINGENCIES (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,955,977      1,425,386
                                             ------------   ------------
                                               3,027,587      2,496,996
                                             ------------   ------------
                                              $3,264,118     $2,831,870
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.










        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  2001        2000         2001        2000
                               ---------   ---------    ---------   ---------
REVENUES                        $485,258    $482,280     $931,936    $937,338
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             258,766     230,678      533,500     453,677
  Exploration costs               41,805      16,408       41,805      16,408
  General and administrative      85,214      83,707      178,800     190,385
  Taxes, other than income
    and payroll taxes              9,633      10,051       21,760      21,334
  Provision for depletion,
    depreciation and
    amortization                  39,214      52,113       87,069     105,572
  Other costs and expenses         9,746       8,226       10,326       9,100
                               ---------   ---------    ---------   ---------
                                 444,378     401,183      873,260     796,476
                               ---------   ---------    ---------   ---------
OPERATING INCOME                  40,880      81,097       58,676     140,862
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                 16,767       4,481       26,440       7,803
  Gain on settlement                  --          --      395,708          --
  Gain on sale of assets           7,800          --       25,938      15,750
  Other income                    20,574       3,300       27,098      10,800
  Interest expense                (1,012)     (1,156)      (2,244)     (2,465)
                               ---------   ---------    ---------   ---------
                                  44,129       6,625      472,940      31,888
                               ---------   ---------    ---------   ---------
INCOME BEFORE INCOME
 TAX PROVISION (BENEFIT)          85,009      87,722      531,616     172,750
   Income tax provision
     (benefit)                       800     (13,350)       1,025     (13,125)
                               ---------   ---------    ---------   ---------
NET INCOME                     $  84,209   $ 101,072    $ 530,591   $ 185,875
                               =========   =========    =========   =========
BASIC INCOME PER COMMON SHARE      $0.03       $0.04        $0.21       $0.07
                               =========   =========    =========   =========
DILUTED INCOME PER COMMON SHARE    $0.03       $0.04        $0.21       $0.07
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2001           2000
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 530,591      $ 185,875
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for depletion,
        depreciation and amortization                  87,069        105,572
      Exploration costs                                41,805         16,408
      Gain on sale of fixed assets                    (25,938)       (15,750)
      Income tax benefit                                   --        (14,150)
  Changes in assets and liabilities:
    Increase in trade accounts receivable                (932)       (43,868)
    Increase in crude oil inventories                  (1,542)            --
    Decrease in prepaid expenses                       46,549         32,587
    Decrease in accounts payable
      and accrued liabilities                         (75,146)       (38,643)
                                                     ---------      ---------
   Net cash provided by operating activities          602,456        228,031
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (89,550)       (74,347)
  Proceeds from sales of fixed assets                  28,100         15,750
  Net change in short-term investments               (500,000)      (250,000)
                                                     ---------      ---------
   Net cash used in investing activities             (561,450)      (308,597)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt               (35,048)       (19,485)
   Proceeds from issuance of long-term debt            15,000         40,000
                                                     ---------      ---------
   Net cash (used in) provided by
     financing activities                             (20,048)        20,515
                                                     ---------      ---------
Net increase (decrease) in cash                        20,958        (60,051)
Cash at beginning of period                           151,727        109,775
                                                     ---------      ---------
Cash at end of period                                $172,685       $ 49,724
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the six months for interest         $2,244         $2,465
                                                     =========      =========
  Cash paid during the six months for income taxes     $1,025         $1,025
                                                     =========      =========

   The Accompanying Notes Are an Integral Part of These Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations and its cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 2001 and 2000.

(3)  COMMITMENTS AND CONTINGENCIES

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

The Company has entered into various employment agreements with key executive employees. In the event the key executives are dismissed, the Company would incur approximately $575,000 in costs.


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

The Company sold various surplus equipment and it's interest in a non-producing oil and gas lease. These assets had little or no net book value. During the second quarter of 2001, the Company sold certain fixed assets for a gain of $7,800 and surplus used tubing supplies for a gain of approximately $7,000. The Company also recorded a one-time gain of $10,000 for the sublease of certain deep drilling rights on some of its oil and gas properties.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the second quarter of 2001 were unchanged when compared with the same period for 2000. Average crude oil prices for the first six months of 2001 decreased by approximately $0.70 per equivalent barrel when compared with the same period for 2000. At the end of the second quarter of 2001, crude oil prices increased by approximately $2.30 per barrel when compared with crude oil prices at December 31, 2000. The Company cannot predict the future course of crude oil prices.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $20,958 for the six months ended June 30, 2001. During the first half of 2001, operating activities provided cash of $602,456. Purchase of short-term investments of $500,000, principal payments on long-term debt totaling $35,048 and capital expenditures of $89,550, reduced cash for the first six months of 2001. This was offset by proceeds from sales of fixed assets of $28,100 and from the issuance of long-term debt of $15,000. See the Statements of Cash Flows for additional detailed information. A $100,000 line of credit, unused at June 30, 2001, provided additional liquidity during the first half of 2001.

                        FORWARD LOOKING INFORMATION

The Company's average crude oil price has increased by approximately forty-five cents per barrel since June 30, 2001. Since it appears that crude oil prices are going to remain at or near current levels until the end of the year, management is concentrating its efforts on returning some of the Company's previously shut-in wells to production to take advantage of the improved oil prices. Additionally, management is presently evaluating two joint venture exploration drilling prospects, that the Company may potentially participate in, on a minority basis and the possibility of drilling one new well on an existing Company property in the Midway Sunset area, of California.

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



       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001
  COMPARED TO THE QUARTER ENDED JUNE 30, 2000


REVENUES

Oil and gas revenues increased by less than 1% for the three months ended June 30, 2001 when compared with the same period for 2000. The increase in revenues is due to a slight increase in production. The Company's net revenue share of crude oil production increased by approximately 100 barrels for the second quarter of 2001.

OPERATING EXPENSES

Operating expenses increased by 10% for the second quarter of 2001. The cost to produce an equivalent barrel of crude oil increased by approximately $1.15 for the second quarter of 2001 when compared with the second quarter of 2000. Operating costs for the second quarter of 2001 increased primarily due to the timing of the purchases of operating supplies, equipment fuel, engine oil and lubricates.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 2% for the quarter ended June 30, 2001. There are no significant variances to report for the second quarter of 2001


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 25% for the second quarter of 2001, when compared with the same period for 2000. The decrease is due primarily to the decrease in the depletion rate. The depletion rate decreased as a result of the estimated oil and gas reserves decreasing in an amount much less than the decline in the depletable base of the oil and gas properties. The estimated reserves did not decline in relation to the depletable base due to revisions to these estimates which offset the decline in production.


OTHER INCOME

Other income increased by approximately $37,000 for the second quarter of 2001, when compared with the same period for 2000. During the second quarter of 2001, interest income increased by approximately $12,000 due to the higher levels of short-term investments. During the second quarter of 2001, the Company sold certain fixed assets for a gain of $7,800 and surplus used tubing supplies for a gain of approximately $7,000. The Company also recorded a one-time gain of $10,000 for the sublease of certain deep drilling rights on some of its oil and gas properties.



RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000


REVENUES

Oil and gas revenues decreased by 1% for the six months ended June 30, 2001 when compared with the same period for 2000. Oil and gas revenues decreased by 3% due to lower average crude oil prices for the first half of 2001. The average price of the Company's oil and gas for the first six months of 2001 decreased by approximately seventy cents per equivalent barrel when compared with the same period for 2000. The decrease in revenues due to lower prices was offset by a 2% increase in production. The Company's net revenue share of crude oil production increased by approximately 10 barrels per day for the six months ended June 30, 2001.


OPERATING EXPENSES

Operating expenses increased by 17% for the six months ended June 30, 2001, when compared with the same period for 2000. The cost to produce an equivalent barrel of crude oil increased by approximately $1.70 per barrel for the six months ended June 30, 2001. Operating expenses have increased due primarily to higher costs for labor, operating supplies and equipment repair.

Labor costs increased by approximately 5% due primarily to the hiring of one new employee. A significant component of the increase in operating supplies of approximately 6% is the purchase of certain down-hole tubular goods in the second quarter of 2001. Similar tubular goods were not purchased in the first half of 2000. Repair and maintenance of production equipment increased by approximately 3% for the six months ended June 30, 2001, due to higher repair costs for well servicing rigs and gas engines.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 6% for the first six months of 2001 when compared with the same period for 2000. Legal fees decreased by 13% for the first half of 2001 due to the resolution of a lawsuit that was filed by the Company in 1996. The Company received a favorable judgement in 1997 which was appealed by the defendant. The legal costs for the first half of 2000 were all related to the efforts directed at the appeal process (see Other Income below). Legal fees related to this matter were substantially lower during the first half of 2001.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 18% for the second half of 2001, when compared with the same period for 2000. The decrease is due primarily to the decrease in the depletion rate. The depletion rate decreased as a result of the estimated oil and gas reserves decreasing in an amount much less than the decline in the depletable base of the oil and gas properties. The estimated reserves did not decline in relation to the depletable base due to revisions to these estimates which offset the decline in production.

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

Interest income increased by approximately $18,600 due primarily to higher levels of short-term investments during the first half of 2001.


INCOME TAX PROVISION

The Company's income tax provision consists mostly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.


RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141") "Business Combinations" and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The Company is required to adopt FAS 141 and FAS 142 with respect to new goodwill on July 1, 2001 and FAS 142 with respect to existing goodwill on January 1, 2002. Management believes adoption of these Statements well not have a significant impact on the Company's financial position, results of operations or cash flows.

                       PYRAMID OIL COMPANY

                   PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 2.  -  Changes in Securities

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Submission of Matters to a Vote of Security Holders

               On June 7, 2001, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Two items were voted on during the meeting; election of Directors and approval of Auditors. The shareholders elected J. Ben Hathaway, John H. Alexander, Thomas W. Ladd, Gary L. Ronning and John E. Turco to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders also approved the selection of Arthur Andersen LLP as auditors for 2001. Each item is fully described in the Company's Proxy dated April 30, 2001.

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

          a.  Exhibits

              10.1 (1) Employment Agreement - President
              10.2 (2) Employment Agreement - Vice President

          b.  Reports on Form 8-K

              No Form 8-K's were filed during the three months
                ended June 30, 2001.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 14, 2001                       J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated: August 14, 2001                      JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President