Form 10QSB
period 2001-09-30
PYRAMID OIL CO
filed 2001-11-14
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended September 30, 2001

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                   2,494,430
                (Class)                    (Outstanding at September 30, 2001)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                             September 30,  December 31,
                                                 2001           2000
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash                                        $  222,407       $151,727
  Short-term investments                       1,300,000        700,000
  Trade accounts receivable                      207,668        212,714
  Crude oil inventory                             58,341         56,156
  Prepaid expenses                                78,098         84,230
  Deferred income taxes                           19,430         22,012
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,885,944      1,226,839
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,286,875     10,343,773
  Drilling and operating equipment             2,845,322      3,118,778
  Land, buildings and improvements               936,681        921,767
  Automotive, office and other
    property and equipment                       913,834      1,067,625
                                             ------------   ------------
                                              14,982,712     15,451,943
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,465,008)   (13,846,912)
                                             ------------   ------------
                                               1,517,704      1,605,031
                                             ------------   ------------

                                              $3,403,648     $2,831,870
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,  December 31,
                                                 2001           2000
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 61,424       $ 66,362
  Accrued professional fees                       17,750         18,750
  Accrued taxes, other than income taxes          45,335         22,645
  Accrued payroll and related costs               39,044         36,040
  Accrued royalties payable                       70,625         82,621
  Accrued insurance                                  155         29,864
  Current maturities of long-term debt            15,442         27,500
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               249,775        283,782
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities          1,084         29,080
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                   19,430         22,012
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            2,061,749      1,425,386
                                             ------------   ------------
                                               3,133,359      2,496,996
                                             ------------   ------------
                                              $3,403,648     $2,831,870
                                             ============   ============

                   See Accompanying Notes to Financial Statements.











        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                  2001        2000         2001        2000
                               ---------   ---------    ---------   ---------
  REVENUES                      $445,698    $561,860   $1,377,634  $1,499,198
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           259,837     245,287      793,337     698,964
    Exploration costs                983       3,251       42,788      19,659
    General and administrative    90,722      88,205      269,522     278,590
    Taxes, other than income
      and payroll taxes           11,241      13,538       33,001      34,872
    Provision for depletion,
      depreciation and
      amortization                43,110      50,924      130,179     156,496
    Other costs and expenses       3,760       2,520       14,086      11,620
                               ---------   ---------    ---------   ---------
                                 409,653     403,725    1,282,913   1,200,201
                               ---------   ---------    ---------   ---------
  OPERATING INCOME                36,045     158,135       94,721     298,997
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income               17,904       7,677       44,344      15,480
    Gain on settlement                --          --      395,708          --
    Gain on sale of assets        48,922      43,000       74,860      58,750
    Other income                   3,600      14,596       30,698      25,396
    Interest expense                (699)     (1,495)      (2,943)     (3,960)
                               ---------   ---------    ---------   ---------
                                  69,727      63,778      542,667      95,666
                               ---------   ---------    ---------   ---------
  INCOME BEFORE INCOME
   TAX PROVISION (BENEFIT)       105,772     221,913      637,388     394,663
     Income tax provision
       (benefit)                      --     (14,150)       1,025     (27,275)
                               ---------   ---------    ---------   ---------
  NET INCOME                   $ 105,772   $ 236,063    $ 636,363   $ 421,938
                               =========   =========    =========   =========
BASIC INCOME PER COMMON SHARE      $0.04       $0.09        $0.26       $0.17
                               =========   =========    =========   =========
DILUTED INCOME PER COMMON SHARE    $0.04       $0.09        $0.26       $0.17
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                               Nine months ended September 30,
                                                  ---------------------------
                                                      2001           2000
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 636,363      $ 421,938
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for depletion,
        depreciation and amortization                 130,179        156,496
      Exploration costs                                42,788         19,659
      Gain on sale of assets                          (74,860)       (58,750)
      Income tax benefit                                   --        (28,300)
  Changes in assets and liabilities:
    Decrease (increase) in trade accounts receivable    5,046        (70,410)
    Increase in crude oil inventory                    (2,185)            --
    Decrease in prepaid expenses                        6,132         41,847
    Decrease in accounts payable
      and accrued liabilities                         (21,949)       ( 4,088)
                                                     ---------      ---------
   Net cash provided by operating activities          721,514        478,392
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (125,380)      (130,893)
  Proceeds from sales of assets                       114,600         60,750
  Net change in short-term investments               (600,000)      (500,000)
                                                     ---------      ---------
   Net cash used in investing activities             (610,780)      (570,143)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt               (55,054)       (33,019)
   Proceeds from issuance of long-term debt            15,000         70,000
                                                     ---------      ---------
   Net cash (used in) provided by
     financing activities                             (40,054)        36,981
                                                     ---------      ---------
Net increase (decrease) in cash                        70,680        (54,770)
Cash at beginning of period                           151,727        109,775
                                                     ---------      ---------
Cash at end of period                                $222,407       $ 55,005
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the nine months for interest        $2,943         $3,390
                                                     =========      =========
  Cash paid during the nine months for income taxes    $1,025         $1,025
                                                     =========      =========

                 See Accompanying Notes to Financial Statements.


       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations and its cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 2001 and 2000.

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

Drilling operations on the first well began early in the first quarter of 2000. This well encountered substantial mechanical problems prior to reaching its intended depth and was abandoned due to these problems. The Company participated in the drilling of a second well on this lease in the fourth quarter of 2000. This well was abandoned due to insufficient gas reserves. The Company expended approximately $18,000 for its share of costs on the first well during 1999, and expended an additional $15,000 during 2000. The Company expended approximately $18,000 for its share of costs on the second well during 2000. These costs are recorded in Costs and Expenses on the Statements of Operations.

The Company has agreed to participate in the drilling of a third natural gas well in conjunction with the same operator in a new prospect area located in Solano County. In the fourth quarter of 2001, this well commenced drilling. The Company's share of the prospect fee and estimated drilling costs for this new well are expected to be approximately $32,000 for the fourth quarter of 2001.

During the second quarter of 2001, the Company entered into a new joint venture project with several other independent oil and gas companies, to explore for and develop potential oil reserves in the Gap Mountain area of Nevada. The Company's position is that of a non-operator. During the second quarter of 2001, the Company's share of the prospect fee for this project was approximately $48,000.

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

The Company sold various surplus equipment and it's interest in a non-producing oil and gas lease during the first quarter of 2001. These assets had little or no net book value. During the second quarter of 2001, the Company sold certain fixed assets for a gain of $7,800 and surplus used tubing supplies for a gain of approximately $7,000. The Company also recorded a one-time gain of $10,000 for the sublease of certain deep drilling rights on some of its oil and gas properties. During the third quarter of 2001, the Company sold certain fixed assets for a combined net gain of $48,900.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the third quarter of 2001 decreased by approximately $6.40 per equivalent barrel when compared with the same period for 2000. Average crude oil prices for the first nine months of 2001 decreased by approximately $2.60 per equivalent barrel when compared with the same period for 2000. At the end of the third quarter of 2001, crude oil prices decreased by approximately $1.75 per barrel when compared with crude oil prices at December 31, 2000. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $70,680 for the nine months ended September 30, 2001. During the first nine months of 2001, operating activities provided cash of $721,514. Purchases of short-term investments of $600,000, capital expenditures of $125,380 and principal payments on long-term debt of $55,054, reduced cash for the first nine months of 2001. This was offset by proceeds from sales of fixed assets of $114,600 and from the issuance of long-term debt of $15,000. See the Statements of Cash Flows for additional detailed information. A $100,000 line of credit, unused at September 30, 2001, provided additional liquidity during the first nine months of 2001



                        FORWARD LOOKING INFORMATION

The Company's average crude oil price has decreased by approximately $1.25 per barrel since September 30, 2001. The Company is currently participating, on a minority basis, in two joint venture exploration drilling prospects, see Note 3 of Notes to Financial Statements, Commitments.

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


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2000


REVENUES

Oil and gas revenues decreased by 21% for the three months ended September 30, 2001 when compared with the same period for 2000. Oil and gas revenues decreased by 24% due to lower average crude oil prices for the third quarter of 2001. The average price of the Company's oil and gas for the third quarter of 2001 decreased by approximately $6.40 per equivalent barrel when compared to the same period of 2000. The decrease in revenues due to unfavorable prices was offset by a 3% increase in production. The Company's net revenue share of crude oil production increased by approximately 600 barrels for the third quarter of 2001.


OPERATING EXPENSES

Operating expenses increased by 6% for the third quarter of 2001. The cost to produce an equivalent barrel of crude oil increased by approximately thirty cents for the third quarter of 2001 when compared with the third quarter of 2000. Operating costs for the second quarter of 2001 increased by approximately 4% due to higher repair and maintenance costs for production equipment, primarily well servicing rigs and gas engines used for crude oil production.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 3% for the quarter ended September 30, 2001. There are no significant variances to report for the third quarter of 2001.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 15% for the third quarter of 2001, when compared with the same period for 2000. The decrease is due primarily to the decrease in the depletion rate. The depletion rate decreased as a result of the estimated oil and gas reserves decreasing in an amount much less than the decline in the depletable base of the oil and gas properties. The estimated reserves did not decline in relation to the depletable base due to revisions to these estimates which offset the decline in production.


OTHER INCOME

Other income increased by approximately $6,000 for the third quarter of 2001, when compared with the same period for 2000. During the third quarter of 2001, interest income increased by approximately $10,000 due to the higher levels of short-term investments.



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000


REVENUES

Oil and gas sales decreased by 8% for the nine months ended September 30, 2001 when compared with the same period for 2000. Oil and gas sales decreased by 10.5% due to lower average crude oil prices for the first nine months of 2001. The average price of the Company's oil and gas for the first nine months of 2001 decreased by approximately $2.60 per equivalent barrel when compared with the same period for 2000. This was offset by a 2.5% increase in revenues due to higher crude oil production. The Company's net revenue share of crude oil production increased by approximately 1,400 barrels for the nine months ended September 30, 2001.


OPERATING EXPENSES

Operating expenses increased by 13.5% for the nine months ended September 30, 2001. The cost to produce an equivalent barrel of crude oil increased by approximately $1.30 per barrel for the nine months ended September 30, 2001. Operating expenses have increased due primarily to higher costs for labor, operating supplies and equipment repair.

Labor costs increased by approximately 5% due primarily to the hiring of one new employee. A significant component of the increase in operating supplies of approximately 7% is the purchase of certain down-hole tubular goods in the second and third quarter of 2001. Similar tubular goods were not purchased in the first nine months of 2000. Repair and maintenance of production equipment increased by approximately 4% for the nine months ended June 30, 2001, due to higher repair costs for well servicing rigs and gas engines.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 3% for the first nine months of 2001 when compared with the same period for 2000. There are no significant variances to report for the nine months ended September 30, 2001.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 17% for the nine months ended September 30, 2001, when compared with the same period for 2000. The decrease is due primarily to the decrease in the depletion rate. The depletion rate decreased as a result of the estimated oil and gas reserves decreasing in an amount much less than produced amounts due to upward revisions to the estimated reserves.


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

Interest income increased by approximately $29,000, due primarily to higher levels of short-term investments during the first nine months of 2001.


INCOME TAX PROVISION

The Company's income tax provision consists mostly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141") "Business Combinations" and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The Company is required to adopt FAS 141 and 142 with respect to existing goodwill on January 1, 2002. Management believes the adoption of these Statements will not have a significant impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143") "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Asset retirement obligations will be initially measured at fair value. These obligations will be discounted and accretion expense will be recognized using the credit adjusted risk-free interest rate. The Company is required to adopt FAS 143 on January 1, 2003. The Company is assessing the impact FAS 143 will have on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes previous statements related to impairment. The requirements to allocate goodwill to long-lived assets to be tested for impairment is eliminated. A primary asset approach to determine a cash flow estimation period is established. The Company is required to adopt FAS 144 on January 1, 2002. The Company is assessing the impact FAS 144 will have on its financial statements.

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

          No Form 8-K's were filed during the three months ended September 30, 2001.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 13, 2001                     J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated: November 13, 2001                    JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President