Form 10KSB
period 2001-12-31
PYRAMID OIL CO
filed 2002-03-29
CIK 81318

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

               For the fiscal year ended December 31, 2001

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

State the registrant's revenues for its most recent fiscal year:  $1,680,074

   The aggregate market value on March 21, 2002, of voting shares held by non-affiliates was approximately $1,073,000 based on the average closing sales prices of the registrant's Common Stock on such date.

       At March 21, 2002, there were 2,494,430 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

   Transitional Small Business Disclosure Format (check one):
   Yes      No  X

                          PYRAMID OIL COMPANY

                    2001 FORM 10-KSB ANNUAL REPORT

                          Table of Contents

                                                                Page
                               PART I


Item  1.    Description of Business   . .  . .  . .  . .          4

Item  2.    Description of Property   . .  . .  . .  . .          9

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         13

Item  4.    Submission of Matters to a Vote of
              Security Holders.  . .  . .  . .  . .  . .         13

                               PART II

Item  5.    Market for Common Equity and Related
              Stockholder Matters. .  . .  . .  . .  . .         13

Item  6.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations .  . .         14

Item  7.    Financial Statements . .  . .  . .  . .  . .         21

Item  8.    Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure .  . .         48

                               PART III

Item  9.    Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section
              16(a) of the Exchange Act .  . .  . .  . .         48

Item 10.    Executive Compensation .  . .  . .  . .  . .         48

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management.  . .  . .  . .  . .         48

Item 12.    Certain Relationships and Related Transactions       49

                               PART IV

Item 13.    Exhibits and Reports on Form 8-K .  . .  . .         50

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS GENERAL.

Pyramid Oil Company is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect the Company and to take advantage of the "safe harbor" protection for forward-looking statements afforded under federal securities laws. Statements made in this Annual Report on Form 10-KSB may be forward-looking statements. In addition, from time to time, the Company may otherwise make forward-looking statements to inform existing and potential security holders about the Company. These statements may include projections and estimates concerning the timing and success of specific projects and the Company's future (1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward- looking statement prove incorrect, actual results could vary materially.


                                   PART I
                                   ------
ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

GENERAL BUSINESS DESCRIPTION
----------------------------

Pyramid Oil Company is a California corporation that has been in the oil and gas business continuously, since it was incorporated on October 9, 1909. Pyramid Oil Company, hereinafter referred to as "Pyramid" or the "Company," is engaged in the business of exploration, development and production of crude oil and natural gas.

Pyramid acquires interests in land and producing properties through acquisition and lease on which it drills and/or operates oil or gas wells in efforts to discover and/or to produce oil and gas. Crude oil and natural gas produced from these properties are sold to various refineries and pipeline companies. The majority of all oil and gas properties that Pyramid owns and operates is for its own account. Pyramid also participates in specific joint ventures with others in the development of oil and gas properties. Pyramid's interests in these properties will vary depending on the availability of said interests and their locations. Although the Company owns some minor oil and gas interests in New York and Wyoming, all of the Company's operations and major revenue producing properties are in California.

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

Oil and Gas Production Operations
---------------------------------

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. All of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. During 2001, the Company operated 20 leases within California, with total annual gross oil production exceeding 500 barrels per lease. Production operations primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 123 wells, and of these, approximately 66 were in daily operation during 2001. Operations continue to be reduced on specific properties that are currently generating a marginal gross profit in an effort to hold the properties until economic conditions warrant full scale operations. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.

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

Drilling operations on the first well began early in the first quarter of 2000. This well encountered substantial mechanical problems prior to reaching its intended depth and was abandoned due to these problems. The Company participated in the drilling of a second well on this lease in the fourth quarter of 2000. This well was abandoned due to insufficient gas reserves. The Company expended approximately $18,000 for its share of costs on the first well during 1999. The Company expended an additional $15,000 on the first well during 2000. The Company expended approximately $18,000 for its share of costs on the second well during 2000. The Company agreed to participate in the drilling of a third natural gas well in conjunction with the same operator in a new prospect area located in Solano County. In the fourth quarter of 2001, this well commenced drilling. The Company's share of the prospect fee and drilling costs for this new well were approximately $36,000 during the fourth quarter of 2001. The third well was abandoned in the fourth quarter of 2001 due to inadequate gas reserves. The Company has not received any proposals to participate in a fifth well in this joint venture.

During the second quarter of 2001, the Company entered into a new joint venture project with several other independent oil and gas companies, to explore for and develop potential oil reserves in the Gap Mountain area of Nevada. The Company's position is that of a non-operator. During the second quarter of 2001, the Company's share of the prospect fee for this project was approximately $48,000. During the fourth quarter of 2001, the Company received a full and complete refund of the prospect fee. This prospect was cancelled by the operator after additional structural geology work and analysis.


Marketing of Crude Oil and Natural Gas
--------------------------------------

The Company sells its crude oil to Kern Oil & Refining and Tosco Refining Company, accounting for approximately 53.2% and 41.8%, respectively, of Pyramid's crude oil and gas sales in 2001. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Kern Oil and Tosco Refining have been customers of the Company for over ten years. Natural gas is sold to companies in the area of operations. The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year.


RISKS, COMPETITION AND INDUSTRY CONDITIONS
------------------------------------------

The profitability of the Company's operations depends primarily on the production of oil and gas in commercially profitable quantities. Oil and gas properties often fail to provide a return sufficient to repay the substantial sums of money required for their acquisition, exploration and development. The acquisition, exploration and development of oil and gas properties is a highly competitive business. Many entities with which the Company competes have significantly greater financial and staff resources. Such competitive disadvantages could materially and adversely affect the Company's ability to acquire new properties or develop existing properties.

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


REGULATIONS
-----------

The Company's business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the petroleum industry. Changes in any of these laws and regulations could have a material and adverse effect on the Company's business and financial stability. In view of the many uncertainties with respect to current laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on future operations.


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


OTHER
-----

The Company employed twelve full-time people as of December 31, 2001, four of whom were office or administrative personnel, and the rest of whom were field level personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union or labor contracts.

The Company had no material research and development costs for the three years ended December 31, 2001.

All of the Company's revenues during 2001 were derived from domestic sources.

The Company does not have any patents or trademarks, and it does not believe that its business or operations are dependent upon owning any patents or trademarks.


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

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had no significant proved undeveloped properties at December 31, 2001, 2000 and 1999.

(b)  OIL AND GAS PROPERTIES
     ----------------------

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by System Technology Associates, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
     January 1, 2002               323,000              37,000
                2001               341,000              72,000
                2000               361,000              65,000
                1999               384,000             127,000
                1998               435,000             145,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2002.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $1,250,000 at December 31, 2001, $2,311,000 at December 31, 2000, $2,718,000 at December 31, 1999, $1,001,000
at December 31, 1998, and $1,688,000 at December 31, 1997.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2001      2000      1999       1998      1997
                       ----      ----      ----       ----      ----
Crude oil (Bbls)      77,000    71,000    84,000     85,000     91,000

Natural gas (MCF)      9,000     9,000    24,000     36,000     35,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2001       2000      1999      1998       1997
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $21.02     $26.16    $15.49    $10.73     $17.07
                       =====      =====     =====     =====      =====
  Natural gas         $ 4.80     $ 3.14    $ 1.82    $ 1.64     $ 1.99
                       =====      =====     =====     =====      =====

Production costs      $13.30     $13.60    $ 8.70    $ 8.60     $ 9.90
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 2001, was approximately $14.90 per barrel and the average selling price of Pyramid's gas at December 31, 2001, was approximately $2.20 per MCF.

As of December 31, 2001, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     147       123              22,015     6,287
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

During the year ended December 31, 1997, Pyramid participated in the drilling of 1 well. This well was drilled in California and completed as a producing well. No wells were drilled in 2001, 2000, 1999 and 1998, although the Company did participate as a non-operator in 2001 and 2000 in the drilling of joint-venture wells.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 2001, Pyramid held positions in unproven acreage in the following locations:

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

Pyramid owned the following real property as of December 31, 2001, all located in California.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.


                                  PART II
                                  -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the OTC Bulletin Board under the symbol "PYOL". The following are high and low sales prices for each quarter of 2001 and 2000, and reflect inter-dealer prices without retail markup, markdown or commission.

                                        High         Low
                                        ----        -----
    Fiscal Quarter Ending 2001
         March 31,                    $1.0000      $0.6875
         June 30,                      1.4000       0.8200
         September 30,                 1.1500       0.9100
         December 31,                  1.0100       0.6000
    Fiscal Quarter Ending 2000
         March 31,                     1.2500       0.3750
         June 30,                      1.0000       0.2813
         September 30,                 1.0100       0.6250
         December 31,                  1.0313       0.6875


At December 31, 2001, the Company had 712 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company has paid no dividends on its common shares for the past five years and does not anticipate paying any dividends in the foreseeable future. Dividends on the common shares, if any, will be dependent upon the Company's earnings, financial conditions and other relevant factors as determined by the Board of Directors.

The Company did not sell any securities during 2001.



ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

IMPACT OF CHANGING PRICES
-------------------------

Average prices decreased by approximately $5.00 per equivalent crude oil and gas barrel sold during 2001 as compared with average prices for 2000. In 2001 there were 81 separate crude oil price changes, as compared with 100 price changes in 2000. The difference between the highest and lowest posted prices in 2001 was $12.50 per barrel. By comparison, this same differential in 2000 and 1999 was $13.65 and $15.50 per barrel, respectively. Continuing uncertainty in crude oil prices has made it impractical for the Company to make any commitments to further develop its oil and gas properties. Crude oil prices must stabilize for a long-term period, at economic levels, before resources would be available to expand the Company's oil and gas reserves.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of $614,416 at December 31, 2001 for an increase of $12,689 when compared to December 31, 2000. Operating activities in 2001 provided cash of $717,410. Included in the cash generated from operating activities is a one-time gain on settlement of a lawsuit (see
Note 7, Other Income, included in Item 7 of this Form 10-KSB). Capital spending of $202,595, purchase of short-term investments of $600,000 and principal payments on the Company's long-term debt totaling $71,727 used cash in 2001. This was offset by proceeds from sale of property and equipment of $114,600 and issuance of long-term debt of $55,001. The components of the changes in cash for 2001 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. A $100,000 line of credit, unused at December 31, 2001, provided additional liquidity during 2001.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended December 31, 2002. In addition to its current assets, the Company also has a credit facility for $100,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

     As of December 31, 2001, the amount of cash, cash equivalents, and other current assets was equal to $1,783,000 in the aggregate. This amount is equal to approximately all of the operating expenses that the Company incurred during the entire fiscal year ended December 31, 2001.

     As of December 31, 2001, the Company had approximately $1,783,000 in current assets, and only $252,000 of current liabilities.

     As of December 31, 2001, the Company had only $24,000 of long-term indebtedness (net of current maturities).

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets. Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners and specific rework of existing properties to enhance production and expansion of its sales of crude oil and natural gas in California. If necessary, Pyramid could sell certain nonessential assets, such as idle work-over rigs, to raise capital for the benefit of these programs.

The Company has not generated sufficient cash flows to enable it to further develop its oil and gas properties and to risk exploratory drilling costs in attempts to expand its oil and gas reserves. No wells were drilled in the three years ended December 31, 2001. The Company's crude oil reserves declined for the years ended December 31, 2001, 2000 and 1999, due primarily to production of existing reserves.

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


FORWARD-LOOKING INFORMATION
---------------------------

Looking forward into 2002, crude oil prices have increased by $6.90 per barrel as of March 27, 2002, compared to prices at December 31, 2001. There have been 24 separate price changes since December 31, 2001. The Company is unable to predict any future price changes that would impact the remainder of 2002.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. Several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2002, by routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2001. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS
--------------------------------------------------------

Results of Operations for the Fiscal Year Ended December 31, 2001
Compared to the Fiscal Year Ended December 31, 2000
---------------------------------------------------

REVENUES
--------

Oil and gas sales decreased by 17% for the year ended December 31, 2001, when compared with the same period for 2000. Oil and gas sales decreased by 20% due to lower average prices for 2001. The average price of the Company's oil and gas decreased by approximately $5.00 per equivalent barrel for 2001 when compared to 2000. The decrease in revenues due to unfavorable prices was offset by a 3% increase in crude oil production for 2001. Production for 2001 increased by approximately 2,400 barrels when compared with production in 2000.


OPERATING EXPENSES
------------------

Operating expenses increased by approximately 6% for the year ended December 31, 2001 when compared with the same period of 2000. The cost to produce an equivalent barrel of crude oil increased by approximately thirty cents per barrel for 2001 when compared to 2000. Operating parts and supplies increased by approximately 5% due primarily to the costs of certain down-hole tubular goods purchased in 2001, no similar tubular supplies were purchased in 2000. Labor costs increased by approximately 3% due primarily to the addition of one new field employee. Utilities increased by approximately 3% due primarily to increased utility rates. These were offset by decreases in outside services and well abandonment costs of approximately 3% each.


GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses decreased by 2% for the year ended December 31, 2001 when compared to the same period for 2000 due primarily to lower costs for legal services.


DEPLETION, DEPRECIATION, AMORTIZATION
  AND VALUATION ALLOWANCE
-------------------------------------

The provision for depletion, depreciation and amortization increased by 1% for the year ended December 31, 2001, when compared with the same period for 2000. The increase is due primarily to an increase in crude oil production offset by a decline in the depletion rate for oil and gas properties.

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

Interest income increased by approximately $34,000 due primarily to higher levels of short-term investments during 2001. The gain on the sale of fixed assets increased by approximately $16,000 due primarily to the sale of surplus well servicing equipment.


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


Recent Accounting Developments
------------------------------

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

ITEM 7- FINANCIAL STATEMENTS
-----------------------------

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2001

                                                                     Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. . . . . . . . . . . . . .   22


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2001 and 2000 . . . . . . . . . .   23-24
    Statements of operations - years ended
      December 31, 2001, 2000 and 1999  . . . . . . . . . . . . . .   25
    Statements of shareholders' equity - years ended
      December 31, 2001, 2000 and 1999  . . . . . . . . . . . . . .   26
    Statements of cash flows - years
      ended December 31, 2001, 2000 and 1999  . . . . . . . . . . .   27-28
    Notes to financial statements . . . . . . . . . . . . . . . . .   29

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


To the Shareholders and the Board of Directors of Pyramid Oil Company:


We have audited the accompanying balance sheets of Pyramid Oil Company (a California corporation) as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Los Angeles, California
March 1, 2002

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------


                                    ASSETS
                                    ------

                                                 December 31,
                                          --------------------------
                                             2001            2000
                                          ----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents            $   614,416      $    601,727
   Short-term investments                   850,000           250,000
   Trade accounts receivable
     (net of reserve for doubtful
     accounts of $4,000 in 2001
     and 2000)                              109,993           192,243
   Interest receivable                       51,488            20,471
   Crude oil inventory                       47,555            56,156
   Prepaid expenses                          93,590            84,230
   Deferred income taxes                     15,490            22,012
                                          ---------        ----------
         Total current assets             1,782,532         1,226,839
                                          ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and
     equipment (successful
     efforts method)                     10,293,558        10,343,773
   Drilling and operating equipment       2,872,762         3,118,778
   Land, buildings and improvements         936,681           921,767
   Automotive, office and
     other property and equipment           933,090         1,067,625
                                         ----------        ----------
                                         15,036,091        15,451,943
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances           (13,497,392)      (13,846,912)
                                         ----------        ----------
                                          1,538,699         1,605,031
                                         ----------        ----------
                                        $ 3,321,231       $ 2,831,870
                                         ==========        ==========

The accompanying notes are an integral part of these balance sheets.


                              PYRAMID OIL COMPANY

                                BALANCE SHEETS
-----------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                 December 31,
                                          ----------------------------
                                              2001              2000
                                          ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                     $    54,057        $    66,362
   Accrued professional fees                 15,500             18,750
   Accrued taxes, other than
     income taxes                            30,717             22,645
   Accrued payroll and related costs         36,351             36,040
   Accrued royalties payable                 59,548             82,621
   Accrued insurance                         40,689             29,864
   Current maturities of long-term debt      15,409             27,500
                                          ---------         ----------
      Total current liabilities             252,271            283,782
                                          ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                  24,445             29,080
                                          ---------         ----------
DEFERRED INCOME TAXES                        15,490             22,012
                                          ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,494,430 shares                   1,071,610          1,071,610
   Retained earnings                      1,957,415          1,425,386
                                         ----------         ----------
                                          3,029,025          2,496,996
                                         ----------         ----------

                                        $ 3,321,231        $ 2,831,870
                                         ==========         ==========

The accompanying notes are an integral part of these balance sheets.



                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                                              Year ended December 31,
                                       --------------------------------------
                                          2001          2000          1999
                                       ----------    ----------    ----------
REVENUES:                             $ 1,680,074   $ 2,023,805   $ 1,309,136
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,053,583       991,232       760,744
  Exploration costs                        43,527        35,423        27,976
  General and administrative              359,854       368,332       299,245
  Taxes, other than income and
    payroll taxes                          59,695        52,077        51,744
  Provision for depletion,
    depreciation, amortization
    and valuation allowance               185,660       184,036       240,017
  Other costs and expenses                 16,156        13,593        11,093
                                        ---------     ---------    ----------
                                        1,718,475     1,644,693     1,390,819
                                        ---------     ---------    ----------
OPERATING (LOSS) INCOME                  ( 38,401)      379,112      ( 81,683)
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          58,520        24,538        11,104
  Gain on settlement                      395,708            --            --
  Gain on sales of property
    and equipment                          74,860        58,605            --
  Other income                             45,561        28,696        29,465
  Interest expense                     (    3,194)   (    5,330)   (    6,824)
                                       ----------     ---------     ---------
                                          571,455       106,509        33,745
                                       ----------     ---------     ---------
INCOME (LOSS) BEFORE INCOME
 TAX PROVISION (BENEFIT)                  533,054       485,621     (  47,938)
  Income tax provision (benefit)            1,025     (  41,241)        1,125
                                       ----------     ---------     ---------
NET INCOME (LOSS)                     $   532,029   $   526,862   $ (  49,063)
                                       ==========     =========     =========
BASIC INCOME (LOSS)PER COMMON SHARE   $       .21   $       .21   $      (.02)
                                       ==========     =========     =========
DILUTED INCOME (LOSS)PER COMMON SHARE $       .21   $       .21   $      (.02)
                                       ==========     =========     =========
Weighted average number of
  common shares outstanding             2,494,430     2,494,430     2,494,430
                                       ==========     =========    ==========
The accompanying notes are an integral part of these statements.


                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------




                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 1998      2,494,430       $1,071,610     $  947,587

  Net loss                              --               --       ( 49,063)
                                 ---------        ---------      ---------
Balances, December 31, 1999      2,494,430        1,071,610        898,524

  Net income                            --               --        526,862
                                 ---------        ---------      ---------
Balances, December 31, 2000      2,494,430        1,071,610      1,425,386

  Net income                            --               --        532,029
                                 ---------        ---------      ---------
Balances, December 31, 2001      2,494,430       $1,071,610     $1,957,415
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.

                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                               Year ended December 31,
                                          --------------------------------
                                             2001       2000        1999
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                       $ 532,029  $ 526,862    $( 49,063)
  Adjustments to reconcile net income
    (loss) to net cash provided
    by operating activities:
      Provision for depletion,
        depreciation, amortization
        and valuation allowance             185,660    184,036      240,017
      Exploration costs                      43,527     35,423       27,976
      Gain on sale of
        property and equipment              (74,860)   (58,605)          --
      Deferred income tax benefit                --    (42,471)          --
  Changes in operating assets
    and liabilities:
      Decrease (increase) in trade
        accounts receivable                  51,233   ( 27,847)    (107,552)
      Decrease (increase) in crude
        oil inventories                       8,601   ( 21,003)       3,218
      (Increase) decrease
        in prepaid expenses                 ( 9,360)  ( 16,781)      13,679
      (Decrease) increase in
         accounts payable and
         accrued liabilities                (19,420)    40,414       25,661
                                            -------    -------      -------
  Net cash provided by
    operating activities                    717,410    620,028      153,936
                                            -------    -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                     (202,595)  (175,530)    ( 41,605)
  Proceeds from sale of
    property and equipment                  114,600     62,750           --
  Net change in short-term investments     (600,000)  ( 50,000)     100,000
                                            -------    -------      -------
  Net cash (used in) provided by
    investing activities                   (687,995)  (162,780)      58,395
                                            -------    -------      -------

      The accompanying notes are an integral part of these statements.


                                PYRAMID OIL COMPANY

                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
-----------------------------------------------------------------------------



                                              Year ended December 31,
                                           ------------------------------
                                              2001      2000        1999
                                            -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on line
    of credit                                    --   ( 48,000)   (181,650)
  Proceeds from line of credit                   --     48,000      81,650
  Principal payments on long-term
    debt                                   ( 71,727)  ( 50,296)   ( 20,873)
  Proceeds from issuance of long-term debt   55,001     85,000          --
                                            -------    -------     -------
  Net cash (used in) provided by
    financing activities                   ( 16,726)    34,704    (120,873)
                                            -------    -------     -------
Net increase in cash
  and cash equivalents                       12,689    491,952      91,458

Cash and cash equivalents
  at beginning of year                      601,727    109,775      18,317
                                            -------    -------     -------
Cash and cash equivalents at end of year  $ 614,416  $ 601,727   $ 109,775
                                            =======    =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                            $   3,194  $   5,330   $   6,824
                                            =======    =======     =======
Cash paid during the year
  for income taxes                        $   1,025  $   1,230   $   1,125
                                            =======    =======     =======

The accompanying notes are an integral part of these statements.


                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001
----------------------------------------------------------------------------

1.  Significant Accounting Policies
    -------------------------------

Nature of Operations
--------------------

Pyramid Oil Company (the Company), a California Corporation, has been in the oil and gas business continuously since it was incorporated on October 9, 1909. The Company is in the business of exploration, development and production of crude oil and natural gas. The Company operated and has interests in 27 oil and gas leases in Kern and Santa Barbara Counties in the State of California. The Company also owns oil and gas interests in Wyoming and New York that it does not operate. The Company grants short-term credit to its customers and generally receives payment within 30 days.

Pervasiveness of Estimates
--------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents principally consist of demand deposits and certificates of deposits having original maturities of three months or less.

Investments
-----------

Investments consist of certificates of deposit having original maturities of three months or more and are valued at cost.

Inventory
---------

Inventories of crude oil and condensate are valued at the lower of cost, predominately on a first-in, first-out (FIFO) basis, or market, and include certain costs directly related to the production process.

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2001

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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. There were no material impairment reserves recorded in the three years ended December 31, 2001.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2001
------------------------------------------------------------------------------


Depletion, Depreciation, and Amortization
-----------------------------------------

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2001, 2000 and 1999 were $1.30, $1.49 and $1.94, respectively.

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2001
------------------------------------------------------------------------------


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

Concentration of Credit Risk
----------------------------

The Company sells its crude oil to Kern Oil & Refining and Tosco Refining Company, accounting for approximately 53.2%, and 41.8%, respectively, of Pyramid's crude oil and gas sales in 2001. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 42.6% and 48.0% attributable to Kern Oil and Refining and Tosco Refining respectively at December 31, 2001 and 36.9% and 58.6% respectively at December 31, 2000.

New Accounting Pronouncements
-----------------------------

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2001
------------------------------------------------------------------------------


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


Reclassifications
-----------------

Reclassifications have been made to the financial statements for 2000 to conform to the 2001 presentation.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2001
------------------------------------------------------------------------------

2.  Long-Term Debt and Line of Credit

Long-term debt at December 31, 2001 and 2000, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       2001         2000
                                                    ---------    ---------
  Note payable to a bank, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $992
    principal and interest, interest at 8.75%,
    final payment in 2002.  Note paid-off early
    in 2001.                                         $     --     $ 20,899

  Note payable to a bank, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $969
    principal and interest, interest at 10%,
    final payment in 2002.  Note paid-off early
    in 2001                                                --       22,282

  Note payable to a bank, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $692
    principal and interest, interest at 10%,
    final payment in 2002.  Note paid-off early
    in 2001.                                               --       13,399

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,111
    principal only, zero interest charges,
    final payment in 2004.                             37,779           --

  Note payable to a bank, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $692
    principal and interest, interest at 8.75%,
    final payment in 2002.                              2,075           --
                                                      -------      -------
                                                       39,854       56,580
  Less - current maturities                          ( 15,409)    ( 27,500)
                                                      -------      -------
                                                     $ 24,445     $ 29,080
                                                      =======      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2001
-----------------------------------------------------------------------------

At December 31, 2001 approximately $69,000 of gross property and equipment was pledged as collateral to secure approximately $39,900 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 2002            $ 15,409
                                     2003              13,332
                                     2004              11,113
                                                      -------
                                                     $ 39,854
                                                      =======

At December 31, 2001, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $100,000 through May 31, 2002. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 4.75% at December 31, 2001.

3.   Income Taxes
     ------------
   Income tax provision (benefit) consists of the following:

                                            Year Ended December 31,
                                      -----------------------------------
                                       2001           2000          1999
                                      -------        -------       ------
   Federal income taxes:
     Current                        $ 110,704       $ 84,168      $     --
     Utilization of NOL's            (110,704)       (84,168)           --
     Deferred                              --        (42,471)           --
                                      -------        -------       -------
                                           --        (42,471)           --
                                      -------        -------       -------
   State income taxes:
     Current                           25,912          8,437         1,125
     Utilization of NOL's             (24,887)       ( 7,207)           --
     Deferred                              --             --            --
                                      -------        -------       -------
                                        1,025          1,230         1,125
                                      -------        -------       -------
   Income tax provision (benefit)    $  1,025       $(41,241)     $  1,125
                                      =======        =======       =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2001
-----------------------------------------------------------------------------

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                                Year Ended December 31,
                                          -----------------------------------
                                            2001         2000          1999
                                          --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate         $ 181,238    $ 165,111     $( 16,299)
   Net operating loss carryover           (110,704)    ( 28,617)       20,658
   Statutory depletion                    ( 55,273)    ( 86,571)           --
   Section 196(a) restoration of basis    (  9,256)    ( 39,765)     (  6,256)
   Valuation allowance                          --       19,895            --
   Expiration of investment tax credits         --     ( 79,492)           --
   Other                                  (  4,980)       8,198         3,022
                                          --------     --------      --------
   Income tax provision (benefit)        $   1,025    $( 41,241)    $   1,125
                                          ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2001          2000          1999
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     15,490   $    22,012   $    75,650
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    15,490        22,012        75,650
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   2,432,954     3,022,856     3,193,122
  Gross liabilities              (  53,548)     ( 56,992)    ( 343,262)
  Valuation allowance           (2,394,896)   (2,987,876)   (2,967,981)
                                ----------     ---------     ---------
                                  ( 15,490)   (   22,012)   (  118,121)
                                ----------     ---------     ---------
                               $        --   $        --   $(   42,471)
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2001
-----------------------------------------------------------------------------

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                                  December 31,
                                    ---------------------------------------
                                        2001          2000          1999
                                    -----------   -----------   -----------
    Accounts receivable             $     1,600    $    1,600   $     1,600
    Inventory                                --            --        55,200
    Net operating loss
      carry forwards                    820,519     1,383,202     1,418,131
    Investment tax credits                   --        27,219       162,556
    Statutory depletion
      carryover                       1,612,435     1,612,435     1,612,435
    Accrued liabilities                  13,890        20,412        18,850
                                     ----------     ---------     ---------
    Total deferred tax assets         2,448,444     3,044,868     3,268,772
    Property and equipment            (  53,548)     ( 56,992)    ( 343,262)
    Valuation allowance              (2,394,896)   (2,987,876)   (2,967,981)
                                     ----------     ---------     ---------
                                    $        --   $        --   $(   42,471)
                                     ==========     =========     =========

At December 31, 2001, a valuation allowance has been provided against a significant portion of the deferred tax assets generated by net operating loss carryforwards and the statutory depletion carryover due to the uncertainty of their future utilization.

The Company has federal income tax net operating loss carry forwards of approximately $2,355,000, which expire, to the extent not used, starting in 2002 through 2019. For California franchise tax purposes, as of December 31, 2001 the Company has unused net operating loss carryforwards of approximately $214,000, a portion of which expire each year starting in 2002.

At December 31, 2001, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $4,742,000, which currently has no expiration date.

As of December 31, 2001, the Company has no investment tax credit carryforward available to reduce future taxes payable for financial reporting and federal income tax purposes. Approximately $27,000, $117,000 and $18,000 of these credits expired in 2001, 2000 and 1999, respectively. Upon expiration, the Company can claim a current deduction on their federal tax return.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2001
-----------------------------------------------------------------------------

4. Related-Party Transaction
   -------------------------

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $98,000, $124,000 and $81,000 in 2001, 2000 and 1999, respectively.


5. Fourth Quarter Results (Unaudited)
   ---------------------------------

During the fourth quarter of 2000 and 1999, the Company adjusted the provision for depletion, depreciation and amortization to reflect the adjustments made to the Company's oil and gas reserves by independent consultants. The effect of these adjustments was to increase net income by approximately $24,000 and $42,000 in 2000 and 1999, respectively.


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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2001
-----------------------------------------------------------------------------

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

The Company agreed to participate in the drilling of a third natural gas well in conjunction with the same operator in a new prospect area located in Solano County. In the fourth quarter of 2001, this well commenced drilling. The Company's share of the prospect fee and drilling costs for this new well were approximately $36,000 during the fourth quarter of 2001. The third well was abandoned in the fourth quarter of 2001 due to inadequate gas reserves. The costs for the third well, abandoned in the fourth quarter of 2001, are recorded in Costs and Expenses on the Statements of Operations. The Company has not received any proposals to participate in a fifth well in this joint venture.

During the second quarter of 2001, the Company entered into a new joint venture project with several other independent oil and gas companies, to explore for and develop potential oil reserves in the Gap Mountain area of Nevada. The Company's position is that of a non-operator. During the second quarter of 2001, the Company's share of the prospect fee for this project was approximately $48,000. During the fourth quarter of 2001, the Company received a full and complete refund of the prospect fee. This prospect was cancelled by the operator after additional structural geology work and analysis. Approximately $42,000 recorded as Exploration Costs in the nine months ended September 30, 2001 was reversed in the fourth quarter as the Company was reimbursed for these costs due to the abandonment of an exploration project.

The Company has entered into various employment agreements with key executive employees. In the event the key executives are dismissed, the Company would incur approximately $508,000 in costs.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2001
-----------------------------------------------------------------------------


7.  Other Income
    ------------

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



8.  Defined Contribution Plan
    -------------------------

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employees contributions up to 3% of their salaries. Contributions of $10,324 and $6,357 were made during the years ended December 31, 2001 and 2000, respectively.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 2001
-----------------------------------------------------------------------------



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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2001, 2000 and 1999 were as follows:

                                      2001         2000         1999
                                   ----------   ----------   ----------
Proved properties                 $10,115,000  $10,165,200  $10,189,100
Unproved properties
  being amortized                     178,600      178,600      178,600
Unproved properties
  not being amortized                      --           --           --
Accumulated depletion,
  depreciation, amortization
  and valuation allowances         (9,926,300)  (9,887,300)  (9,802,700)
                                    ---------    ---------    ---------
                                  $   367,300  $   456,500  $   565,000
                                    =========    =========    =========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2001
-----------------------------------------------------------------------------



The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  2001            2000           1999
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved reserves:
  Beginning of year            341      72     361      65     384    127
  Revisions of previous
    estimates                   59     (26)     51      16      61    (38)
  Extensions, discoveries
    and other additions         --      --      --      --      --     --
  Production                   (77)    ( 9)    (71)    ( 9)    (84)   (24)
                              ----    ----    ----    ----    ----   ----
  End of year                  323      37     341      72     361     65
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            341      72     361      65     384    127
                              ====    ====    ====    ====    ====   ====
  End of year                  323      37     341      72     361     65
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2001
---------------------------------------------------------------------------

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  2001          2000          1999
                               ----------    ----------    ----------
Proved developed reserves
  (Present value before
   income taxes)               $1,250,000    $2,311,000    $2,718,000
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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                       2001          2000          1999
                                      -------       -------       -------
Property acquisition costs           $  7,000      $     --      $     --
Exploration costs                      44,000        35,000        28,000
Development costs                      12,000            --            --


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2001
---------------------------------------------------------------------------

The results of operations for oil and gas producing activities for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                     2001          2000          1999
                                  ----------    ----------    ----------
Sales                            $ 1,680,000   $ 2,024,000   $ 1,309,000
Production costs                   1,107,000     1,031,000       800,600
Exploration costs                     44,000        35,000        28,000
Depletion, depreciation,
  and amortization                   102,000       109,000       170,200
                                   ---------     ---------     ---------
                                     427,000       849,000       310,200
Income tax (benefit) provision         1,200      ( 41,200)        1,200
                                   ---------     ---------     ---------
Results of operations from
  production activities          $   425,800   $   890,200   $   309,000
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                     2001          2000          1999
                                  ----------    ----------    ----------
Future cash inflows              $ 5,529,000   $ 7,407,000   $10,401,000
Future development and
  production costs                 3,538,000     3,848,000     6,906,000
Future income tax expense             12,000        12,000        12,000
                                  ----------    ----------    ----------
Future net cash flow               1,979,000     3,547,000     3,483,000
10% annual discount                  736,000     1,244,000       775,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 1,243,000   $ 2,303,000   $ 2,708,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2001
-----------------------------------------------------------------------------



The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2001, 2000 and 1999 were as follows:

                                         2001          2000          1999
                                      ----------    ----------    ----------
Extensions                           $        --   $        --   $        --
Revisions of previous estimates
 Price changes                          (871,000)      373,000     1,739,000
 Quantity estimate                       216,000       423,000       403,000
Change in production rates,
  timing and Other                      ( 63,000)     (480,000)     ( 17,000)
Development costs incurred                12,000            --            --
Changes in estimated future
  development costs                     ( 12,000)           --            --
Sales of oil and gas, net of
  production costs                      (573,000)     (993,000)     (508,000)
Accretion of discount                    231,000       272,000       100,000
                                      ----------    ----------    ----------
                                      (1,060,000)    ( 405,000)    1,717,000
Net change in income taxes                    --            --            --
                                      ----------    ----------    ----------
Net (decrease) increase              $(1,060,000)  $ ( 405,000)  $ 1,717,000
                                      ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2001
------------------------------------------------------------------------------



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

The decrease of $1,060,000 in the Company's standardized measure of future net cash flows for the year ended December 31, 2001 is due primarily to revisions of previous estimates due to price changes. The changes in crude oil prices at the end of each year has a significant impact on the valuation of the Company's reserves and discounted future net cash flows. Lower crude oil prices at the end of 2001 reduced the discounted future net cash flows by approximately $871,000. The decrease in the standardized measure of discounted future net cash flows at December 31, 2000 of $405,000 is due primarily to current year production and sales of crude oil and natural gas. The increase in the standardized measure of discounted future net cash flows at December 31, 1999 of $1,717,000 is due primarily to higher crude oil prices at year end.

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS
-----------------------------------------------------------------------------

                                        2001         2000
                                    ----------    ----------
    REVENUES:

      Quarter Ended:

          March 31                  $   446,678   $   455,058
          June 30                       485,258       482,280
          September 30                  445,698       561,860
          December 31                   302,440       524,607
                                     ----------    ----------
                                    $ 1,680,074   $ 2,023,805
                                     ==========    ==========
    NET INCOME (LOSS):

      Quarter Ended:

          March 31                  $   446,382   $    84,803
          June 30                        84,209       101,072
          September 30                  105,772       236,063
          December 31 (a),(b)          (104,334)      104,924
                                     ----------    ----------
                                    $   532,029   $   526,862
                                     ==========    ==========
    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:

          March 31                  $       .18   $       .03
          June 30                           .03           .04
          September 30                      .04           .09
          December 31 (a),(b)              (.04)          .05
                                     ----------    ----------
                                    $       .21   $       .21
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

(b) Approximately $42,000 recorded as Exploration Costs in the nine months ended September 30, 2001 was reversed in the fourth quarter as the Company was reimbursed for these costs due to the abandonment of an exploration project.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

                         None


                                  PART III



ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2002 Annual Meeting of Shareholders.


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2002 Annual Meeting of Shareholders.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2002 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $98,000 in 2001, $124,000 in 2000 and $81,000 in 1999.

                                   PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  1.  Financial Statements
         --------------------

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants
            Balance Sheets at December 31, 2001 and 2000.
            Statements of Operations for the three years in the period ended December 31, 2001.
            Statements of Shareholders' Equity for the three
              years in the period ended December 31, 2001.
            Statements of Cash Flows for the three
              years in the period ended December 31, 2001.
            Notes to Financial Statements.


(a)  3.  Exhibit
         -------
         3.1      Registrant's Articles of Incorporation (1)
         3.2      Registrant's By Laws (1)
         3.2.1    Registrant's Amendment to the By Laws (2)
        10.1      Employment Agreement of J. Ben Hathaway, dated August 1,
                    2001.  (3)
        10.2      Employment Agreement of John H. Alexander, dated August 1,
                    2001.  (3)
        10.3      Employment Agreement of John H. Alexander, dated February
                    21, 2002.
        10.4      Employment Agreement of Benny Hathaway, Jr. dated February
                    21, 2002.
        99        Letter to Securities and Exchange Commission regarding
                    Arthur Andersen's representations.

(1) Incorporated by reference from Exhibits 18-1 and 18-2, respectively, to the Registrant's 1971 Form 10.

(2) Incorporated by reference from the Registrant's August 25, 1986 Proxy Statement.

(3) Incorporated by reference from Exhibit 10.1 and 10.2 to the Registrants June 30, 2001 Form 10-QSB

(b) Reports on Form 8-K
    -------------------

      No reports on Form 8-K were filed during the fourth quarter of 2001.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 28, 2002                         By:    J. BEN HATHAWAY
                                           ----------------------
                                              J. Ben Hathaway
                                             Director/President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     J. BEN HATHAWAY          Director/President            March 28, 2002
---------------------------
     J. Ben Hathaway


    JOHN H. ALEXANDER         Director/Vice President       March 28, 2002
---------------------------
    John H. Alexander


      THOMAS W. LADD          Director                      March 28, 2002
---------------------------
      Thomas W. Ladd

      GARY L. RONNING         Director                      March 28, 2002
---------------------------
      Gary L. Ronning

                              Director                      March 28, 2002
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/           March 28, 2002
---------------------------  Principal Accounting Officer
   Lee G. Christianson