Form 10QSB
period 2002-03-31
PYRAMID OIL CO
filed 2002-05-15
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2002

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at March 31, 2002)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 2002           2001
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  550,098     $  614,416
  Short-term investments                         850,000        850,000
  Trade accounts receivable                      128,465        109,993
  Interest receivable                             56,304         51,488
  Crude oil inventory                             66,696         47,555
  Prepaid expenses                                68,932         93,590
  Deferred income taxes                           16,510         15,490
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,737,005      1,782,532
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,293,558     10,293,558
  Drilling and operating equipment             2,778,454      2,872,762
  Land, buildings and improvements               936,681        936,681
  Automotive, office and other
    property and equipment                       933,090        933,090
                                             ------------   ------------
                                              14,941,783     15,036,091
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,444,130)   (13,497,392)
                                             ------------   ------------
                                               1,497,653      1,538,699
                                             ------------   ------------

                                              $3,234,658     $3,321,231
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 2002           2001
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                           $    55,297    $    54,057
  Accrued professional fees                       10,250         15,500
  Accrued taxes, other than income taxes          30,717         30,717
  Accrued payroll and related costs               45,653         36,351
  Accrued royalties payable                       58,970         59,548
  Accrued insurance                               27,648         40,689
  Current maturities of long-term debt            13,334         15,409
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               241,869        252,271
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         21,112         24,445
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                   16,510         15,490
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,883,557      1,957,415
                                             ------------   ------------
                                               2,955,167      3,029,025
                                             ------------   ------------
                                              $3,234,658     $3,321,231
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             Three months ended March 31,
                                             ---------------------------
                                                 2002           2001
                                             ------------   ------------
  REVENUES                                      $283,283       $446,678
                                             ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                           228,444        274,734
    Exploration costs                              3,099             --
    General and administrative                    90,761         93,586
    Taxes, other than income
      and payroll taxes                           14,856         12,127
    Provision for depletion,
      depreciation and amortization               39,647         47,855
    Other costs and expenses                       2,065            580
                                             ------------   ------------
                                                 378,872        428,882
                                             ------------   ------------
  OPERATING (LOSS) INCOME                        (95,589)        17,796
                                             ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                               11,059          9,673
    Gain on settlement                                --        395,708
    Gain on sale of assets                            --         18,138
    Loss on disposal of assets                   (10,100)            --
    Other income                                  21,113          6,524
    Interest expense                             (    16)        (1,232)
                                             ------------   ------------
                                                  22,056        428,811
                                             ------------   ------------
 INCOME (LOSS) BEFORE INCOME
     TAX PROVISION                               (73,533)       446,607
   Income tax provision                              325            225
                                             ------------   ------------
  NET (LOSS) INCOME                             $(73,858)      $446,382
                                             ============   ============

  BASIC (LOSS) INCOME PER COMMON SHARE            ($0.03)         $0.18
                                             ============   ============

  DILUTED (LOSS) INCOME PER COMMON SHARE          ($0.03)         $0.18
                                             ============   ============
  Weighted average number of
    common shares outstanding                  2,494,430      2,494,430
                                             ============   ============
The Accompanying Notes are an Integral Part of These Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                  Three months ended March 31,
                                                  ---------------------------
                                                      2002           2001
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                 $( 73,858)      $446,382
  Adjustments to reconcile net (loss)
    income to cash provided by
    (used in) operating activities:
      Provision for depletion,
        depreciation and amortization                  39,647         47,855
      Exploration cost                                  3,099             --
      Gain on sales of fixed assets                        --        (18,138)
      Loss on disposal of fixed assets                 10,100             --
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                         (23,288)       (10,883)
    (Increase) decrease in crude oil inventories      (19,141)         1,276
    Decrease in prepaid expenses                       24,658         23,283
    Decrease in accounts payable
      and accrued liabilities                         ( 8,327)       (21,912)
                                                     ---------      ---------
   Net cash (used in) provided by
     operating activities                            ( 47,110)       467,863
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               ( 11,800)            --
  Proceeds from sales of fixed assets                      --         20,300
  Net change in short-term investments                     --       (500,000)
                                                     ---------      ---------
   Net cash used in investing activities             ( 11,800)      (479,700)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt              (  5,408)       (15,734)
                                                     ---------      ---------
   Net cash used in financing activities             (  5,408)       (15,734)
                                                     ---------      ---------
Net decrease in cash                                 ( 64,318)       (27,571)
Cash at beginning of period                           614,416        151,727
                                                     ---------      ---------
Cash at end of period                                $550,098       $124,156
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the three months for interest       $   16         $1,232
                                                     =========      =========
  Cash paid during the three months for income taxes   $  325         $  225
                                                     =========      =========
The Accompanying Notes are an Integral Part of These Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002
                                  (UNAUDITED)


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

A summary of the Company's significant accounting policies is contained in its December 31, 2001 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2001 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 2002 and 2001.


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

The Company agreed to participate in the drilling of a third natural gas well in conjunction with the same operator in a new prospect area located in Solano County. This well commenced drilling in the fourth quarter of 2001 and was abandoned due to inadequate gas reserves. The Company's share of the prospect fee and drilling costs for this new well were approximately $36,000 during the fourth quarter of 2001 and $3,100 in the first quarter of 2002.
The costs for the third well are recorded in Costs and Expenses on the Statements of Operations. A fourth well has not been proposed by the joint venture operator.

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

The Company disposed of a well servicing rig in the first Quarter of 2002 with a net book value of $10,100. The Company received approximately $16,000 as a settlement of lease oil antitrust litigation, also in the first quarter of 2002. The Company sold various surplus equipment and it's interest in a non-producing oil and gas lease during the first quarter of 2001 for a gain of approximately $18,000. These assets had little or no net book value.

(5)  SUBSEQUENT EVENT

The Company has tentatively agreed to acquire the remaining 36.5% working interest in three oil and gas properties that the Company operates in the Carneros Creek field (the Company currently owns approximately 63.5% of the working interest) for a fair market value of approximately $217,000, effective April 1, 2002. The 36.5% working interest is being acquired from a group of investors that acquired the working interest through the settlement of litigation with the prior working interest owner and immediately offered the working interests to the Company. Mr. John H. Alexander, an officer and Director of the Company, has a minority interest in the group of investors, which acquired the interests through the litigation settlement. Mr. Alexander did not participate in any voting on this issue during the Board meeting concerning the acquisition of this working interest.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first quarter of 2002 decreased by approximately $5.88 per equivalent barrel when compared with the same period for 2001. During the first quarter of 2002 the Company experienced 24 separate price changes compared with 16 price changes during the same period for 2001. The Company cannot predict the future course of crude oil prices.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $64,318 for the three months ended March 31, 2002. During the first quarter of 2002, operating activities reduced cash by $47,110. Capital spending of $11,800 and principal payments on long-term debt totaling $5,408, reduced cash for the first quarter of 2002. See the Statements of Cash Flows for additional detailed information. A $100,000 line of credit, unused at March 31, 2002, provided additional liquidity during the first quarter of 2002.

                        FORWARD LOOKING INFORMATION

The Company's average crude oil price has increased by approximately $4.00 per barrel since March 31, 2002.

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

       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002
  COMPARED TO THE QUARTER ENDED MARCH 31, 2001


REVENUES

Oil and gas revenue decreased by 37% for the three months ended March 31, 2002 when compared with the same period for 2001. Oil and gas revenue decreased by 22% due to lower average crude oil prices for the first quarter of 2002.
The average price of the Company's oil and gas for the first quarter of 2002 decreased by approximately $5.90 per equivalent barrel when compared to the same period of 2001. Revenues decreased by 15% due to lower production of crude oil. The Company's net revenue share of crude oil production decreased by approximately thirty barrels per day for the first three months of 2002. During the first quarter of 2002, one of the Company's leases was shut-in because it was uneconomic due to the lower crude oil prices. This lease accounted for approximately half of the decline in crude oil production for the first quarter of 2002.



OPERATING EXPENSES

Operating expenses decreased by 10% for the first quarter of 2002. The cost to produce an equivalent barrel of crude oil increased by approximately ninety cents per barrel when compared with the first quarter of 2001. One of the Company's oil and gas leases was shut-in during the first quarter of 2002, as noted above, which resulted in a 7% decrease in operating expenses for the first quarter of 2002.



GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by 3% for the first three months of 2002 when compared with the same period for 2001. Legal fees decreased by 4% for the first quarter of 2002 due to the resolution of a lawsuit that was filed by the Company in 1996. The Company received a favorable judgement in 1997 which was appealed by the defendant. The legal costs for the first quarter of 2001 were all related to the efforts directed at the appeal process (see Other Income below).

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 17% for the first quarter of 2002, when compared with the same period for 2001. The decrease is due primarily to the decrease in the depletion rate. The depletion rate decreased as a result of the estimated oil and gas reserves decreasing in an amount much less than the decline in the depletable base of the oil and gas properties. The estimated reserves did not decline in relation to the depletable base due to revisions to these estimates which offset the decline in production.


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

The Company disposed of a well servicing rig in the first Quarter of 2002 with a net book value of $10,100. The Company received approximately $16,000 as a settlement of lease oil antitrust litigation, also in the first quarter of 2002. The Company sold various surplus equipment and it's interest in a non-producing oil and gas lease during the first quarter of 2001 for a gain of approximately $18,000. These assets had little or no net book value.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141") "Business Combinations" and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The Company is required to adopt FAS 141 and 142 with respect to existing goodwill on January 1, 2002. The adoption of these Statements did not have any impact on the Company's financial position, results of operations or cash flows.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes previous statements related to impairment. The requirements to allocate goodwill to long-lived assets to be tested for impairment is eliminated. A primary asset approach to determine a cash flow estimation period is established. The Company is required to adopt FAS 144 on January 1, 2002. The adoption of this Statements did not have any impact on the Company's financial position, results of operations or cash flows

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

          No Form 8-K's were filed during the three months ended March 31, 2002.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 14, 2002                          J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  May 14, 2002                         JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President