Form 10QSB
period 2002-06-30
PYRAMID OIL CO
filed 2002-08-14
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended June 30, 2002

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at June 30, 2002)

FINANCIAL STATEMENTS
                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                               June 30,     December 31,
                                                 2002           2001
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  504,576     $  614,416
  Short-term investments                         850,000        850,000
  Trade accounts receivable                      152,464        109,993
  Interest receivable                             47,514         51,488
  Crude oil inventory                             53,100         47,555
  Prepaid expenses                                46,118         93,590
  Deferred income taxes                           19,680         15,490
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,673,452      1,782,532
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,304,514     10,293,558
  Drilling and operating equipment             2,793,673      2,872,762
  Land, buildings and improvements               936,681        936,681
  Automotive, office and other
    property and equipment                       932,522        933,090
                                             ------------   ------------
                                              14,967,390     15,036,091
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,487,895)   (13,497,392)
                                             ------------   ------------
                                               1,479,495      1,538,699
                                             ------------   ------------

                                              $3,152,947     $3,321,231
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 2002          2001
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                              $ 45,341       $ 54,057
  Accrued professional fees                       17,375         15,500
  Accrued taxes, other than income taxes              --         30,717
  Accrued payroll and related costs               32,442         36,351
  Accrued royalties payable                       62,990         59,548
  Accrued insurance                               13,822         40,689
  Current maturities of long-term debt            13,334         15,409
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               185,304        252,271
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         17,778         24,445
                                             ------------   ------------
DEFERRED INCOME TAXES                             19,680         15,490
                                             ------------   ------------
COMMITMENTS and CONTINGENCIES (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,858,575      1,957,415
                                             ------------   ------------
                                               2,930,185      3,029,025
                                             ------------   ------------
                                              $3,152,947     $3,321,231
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.










        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  2002        2001         2002        2001
                               ---------   ---------    ---------   ---------
REVENUES                        $427,087    $485,258     $710,370    $931,936
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             275,444     258,766      503,889     533,500
  Exploration costs                  676      41,805        3,775      41,805
  General and administrative     126,698      85,214      217,459     178,800
  Taxes, other than income
    and payroll taxes             13,684       9,633       28,540      21,760
  Provision for depletion,
    depreciation and
    amortization                  44,333      39,214       83,980      87,069
  Other costs and expenses         3,350       9,746        5,414      10,326
                               ---------   ---------    ---------   ---------
                                 464,185     444,378      843,057     873,260
                               ---------   ---------    ---------   ---------
OPERATING (LOSS) INCOME         ( 37,098)     40,880     (132,687)     58,676
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                  9,352      16,767       20,411      26,440
  Gain on settlement                  --          --           --     395,708
  Gain on sale of assets              --       7,800           --      25,938
  Loss on disposal of assets          --          --      (10,100)         --
  Other income                     3,600      20,574       24,713      27,098
  Interest expense                (   36)     (1,012)      (   52)     (2,244)
                               ---------   ---------    ---------   ---------
                                  12,916      44,129       34,972     472,940
                               ---------   ---------    ---------   ---------
(LOSS) INCOME BEFORE
 INCOME TAX PROVISION            (24,182)     85,009      (97,715)    531,616
   Income tax provision              800         800        1,125       1,025
                               ---------   ---------    ---------   ---------
NET (LOSS) INCOME              $ (24,982)  $  84,209    $ (98,840)  $ 530,591
                               =========   =========    =========   =========
BASIC (LOSS) INCOME
 PER COMMON SHARE                 $(0.01)      $0.03       $(0.04)      $0.21
                               =========   =========    =========   =========
DILUTED (LOSS) INCOME
 PER COMMON SHARE                 $(0.01)      $0.03       $(0.04)      $0.21
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========
  The Accompanying Notes Are an Integral Part of These Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2002           2001
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                 $ (98,840)     $ 530,591
  Adjustments to reconcile net (loss)income to
    net cash provided by operating activities:
      Provision for depletion,
        depreciation and amortization                  83,980         87,069
      Exploration costs                                 3,775         41,805
      Gain on sale of fixed assets                         --        (25,938)
      Loss on disposal of fixed assets                 10,100             --
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                         (38,497)          (932)
    Increase in crude oil inventories                  (5,545)        (1,542)
    Decrease in prepaid expenses                       47,472         46,549
    Decrease in accounts payable
      and accrued liabilities                         (64,892)       (75,146)
                                                     ---------      ---------
   Net cash (used in) provided
     by operating activities                          (62,447)       602,456
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (38,651)       (89,550)
  Proceeds from sales of fixed assets                      --         28,100
  Net change in short-term investments                     --       (500,000)
                                                     ---------      ---------
   Net cash used in investing activities              (38,651)      (561,450)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt               ( 8,742)       (35,048)
   Proceeds from issuance of long-term debt                --         15,000
                                                     ---------      ---------
   Net cash used in financing activities              ( 8,742)       (20,048)
                                                     ---------      ---------
Net (decrease) increase in cash                      (109,840)        20,958
Cash at beginning of period                           614,416        151,727
                                                     ---------      ---------
Cash at end of period                                $504,576       $172,685
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the six months for interest         $   52         $2,244
                                                     =========      =========
  Cash paid during the six months for income taxes     $1,125         $1,025
                                                     =========      =========

   The Accompanying Notes Are an Integral Part of These Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations and its cash flows for the six month periods ended June 30, 2002 and 2001. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 2002 and 2001.

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

The Company agreed to participate in the drilling of a third natural gas well in conjunction with the same operator in a new prospect area located in Solano County. This well commenced drilling in the fourth quarter of 2001 and was abandoned due to inadequate gas reserves. The Company's share of the prospect fee and drilling costs for this new well were approximately $36,000 during the fourth quarter of 2001 and $3,800 in the first six months of 2002. The costs for the third well are recorded in Costs and Expenses on the Statements of Operations. A fourth well has not been proposed by the joint venture operator.

The Company has entered into various employment agreements with key executive employees. In the event the key executives are dismissed, the Company would incur approximately $1,042,000 in costs.


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

The Company disposed of a well servicing rig in the first six months of 2002 with a net book value of $10,100. The Company received approximately $16,000 as a settlement of lease oil antitrust litigation, also during the first six months of 2002. The Company sold various surplus equipment, excess tubing supplies and it's interest in a non-producing oil and gas lease during the first six months of 2001 for a gain of approximately $33,000. These assets had little or no net book value. The Company also recorded a one-time gain of $10,000 for the sublease of certain deep drilling rights on some of its oil and gas properties during the second quarter of 2001.


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


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the second quarter of 2002 decreased by approximately $1.20 when compared with the same period for 2001. Average crude oil prices for the first six months of 2002 decreased by approximately $3.40 per equivalent barrel when compared with the same period for 2001. At the end of the second quarter of 2002, crude oil prices have increased by approximately $7.85 per barrel when compared with crude oil prices at December 31, 2001. The Company cannot predict the future course of crude oil prices.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $109,840 for the six months ended June 30, 2002. During the first half of 2002, operating activities used cash of $62,447. Capital expenditures of $38,651 and principal payments on long-term debt totaling $8,742 also reduced cash for the first six months of 2002. See the Statements of Cash Flows for additional detailed information. A $100,000 line of credit, unused at June 30, 2002, provided additional liquidity during the first half of 2002.

                        FORWARD LOOKING INFORMATION

The Company's average crude oil price has increased by approximately twenty-five cents per barrel since June 30, 2002.

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

       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002
  COMPARED TO THE QUARTER ENDED JUNE 30, 2001


REVENUES

Oil and gas revenues decreased by 12% for the three months ended June 30, 2002 when compared with the same period for 2001. Oil and gas revenues decreased by 5% due to lower average crude oil prices for the second quarter of 2002. The average price of the Company's oil and gas for the second quarter of 2002 decreased by approximately $1.20 per equivalent barrel when compared to the same period of 2001. Revenues decreased by 7% due to lower production of crude oil. The Company's net revenue share of crude oil production decreased by approximately 1,500 barrels for the second quarter of 2002. During the second quarter of 2002, one of the Company's leases was shut-in because the Company had been unsuccessful in its efforts to dispose of the waste water produced with the oil. This lease cannot be produced without an economic method of disposing the produced waste water. The waste water on this lease was formerly injected into a disposal well that was abandoned due to mechanical problems with the casing. This lease produced approximately 1,100 barrels during the second quarter of 2001.


OPERATING EXPENSES

Operating expenses increased by approximately 6% for the second quarter of 2002. The cost to produce an equivalent barrel of crude oil increased by approximately $1.90 for the second quarter of 2002 when compared with the second quarter of 2001. Operating costs for the second quarter of 2001 increased by approximately 5% due to the quarterly adjustment of crude oil inventories.


EXPLORATION COSTS

During the second quarter of 2001, the Company entered into a new joint venture project with several other independent oil and gas companies, to explore for and develop potential oil reserves in the Gap Mountain area of Nevada. The Company's position is that of a non-operator. During the second quarter of 2001, the Company's share of the prospect fee for this project was approximately $48,000. During the fourth quarter of 2001, the Company received a full and complete refund of the prospect fee. This prospect was cancelled by the operator after additional structural geology work and analysis. Approximately $42,000 recorded as Exploration Costs in the six months ended June 30, 2001 was reversed in the fourth quarter of 2001 as the Company was reimbursed for these costs due to the abandonment of an exploration project.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 49% for the quarter ended June 30, 2002. Legal services increased by 44% during the second quarter of 2002 due to activities related to certain transactions contemplated by the Board of Directors for the acquisition of the Company's common stock from its major shareholders.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 13% for the second quarter of 2002, when compared with the same period for 2001. The Company acquired two new trucks during the second half of 2001 which has generated an increase of approximately 8% in depreciation costs for the second quarter of 2002.


INTEREST INCOME

Interest income decreased by approximately $7,400 during the second quarter of 2002, when compared with the same period for 2001. The decrease in interest income is due primarily to the overall economy-wide decline in interest rates.


GAIN ON SALE OF ASSETS

During the second quarter of 2001, the Company sold certain surplus equipment for a gain of $7,800. No fixed assets were sold during the second quarter of 2002.


OTHER INCOME

Other income decreased by approximately $17,000 for the second quarter of 2002, when compared with the same period for 2001. During the second quarter of 2001, the Company sold surplus used tubing supplies for a gain of approximately $7,000. The Company also recorded a one-time gain of $10,000 for the sublease of certain deep drilling rights on some of its oil and gas properties during the second quarter of 2001.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001


REVENUES

Oil and gas revenues decreased by 24% for the six months ended June 30, 2002 when compared with the same period for 2001. Oil and gas revenues decreased by approximately 13% due to lower average crude oil prices for the first half of 2002. The average price of the Company's oil and gas for the first six months of 2002 decreased by approximately $3.40 per equivalent barrel when compared with the same period for 2001. Revenues decreased by approximately 11% due to lower production of crude oil. The Company's net revenue share of crude oil production decreased by approximately 24 barrels per day for the six months ended June 30, 2002. During the first six months of 2002, one of the Company's leases was shut-in because the Company has been unsuccessful in its efforts to dispose of the waste water produced with the oil. The waste water on this lease was formerly injected into a disposal well that was abandoned due to mechanical problems with the casing. Production from this lease accounted for approximately half of the decline in production.


OPERATING EXPENSES

Operating expenses decreased by approximately 6% for the six months ended June 30, 2002, when compared with the same period for 2001. The cost to produce an equivalent barrel of crude oil increased by approximately ninety cents per barrel for the six months ended June 30, 2002. One of the Company's oil and gas leases was shut-in during the first half of 2002, as noted above, which resulted in a 6.5% decrease in operating expenses for the first six months of 2002.


EXPLORATION COSTS

During the second quarter of 2001, the Company entered into a new joint venture project with several other independent oil and gas companies, to explore for and develop potential oil reserves in the Gap Mountain area of Nevada. The Company's position is that of a non-operator. During the second quarter of 2001, the Company's share of the prospect fee for this project was approximately $48,000. During the fourth quarter of 2001, the Company received a full and complete refund of the prospect fee. This prospect was cancelled by the operator after additional structural geology work and analysis. Approximately $42,000 recorded as Exploration Costs in the six months ended June 30, 2001 was reversed in the fourth quarter of 2001 as the Company was reimbursed for these costs due to the abandonment of an exploration project.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 22% for the six months ended June 30, 2002, when compared with the same period for 2001. Legal services increased by 23% during the first six months of 2002 due to activities related to certain transactions contemplated by the Board of Directors for the acquisition of the Company's common stock from its major shareholders.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 3.5% for the six months ended June 30, 2002, when compared with the same period for 2001. Depletion decreased by 11% for the six months ended June 30, 2002.
This was offset by an increase of 7.5% in depreciation of trucks. The decrease in depletion is due primarily to the decrease in the depletion rate and lower crude oil production for the six months ended June 30, 2002. The depletion rate decreased as a result of the estimated oil and gas reserves decreasing in an amount much less than the decline in the depletable base of the oil and gas properties. The estimated reserves did not decline in relation to the depletable base due to revisions to these estimates which offset the decline in production.


INTEREST INCOME

Interest income decreased by approximately $6,000 during the six months ended June 30, 2002, when compared with the same period for 2001. The decrease in interest income is due primarily to the overall economy-wide decline in interest rates.


GAIN ON SETTLEMENT

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

GAIN ON SALE OF ASSETS

During the six months ended June 30, 2001, the Company sold certain surplus equipment for a gain of approximately $16,000 and it's interest in a non-producing oil and gas lease during the first quarter of 2001 for a gain of approximately $10,000. These assets had little or no net book value.

LOSS ON DISPOSAL OF ASSETS

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

         a.  Exhibits

             99.1  Written Statement of the Chief Executive Officer Pursuant
                     to 18 U.S.C. Section 1350
             99.2  Written Statement of the Chief Financial Officer Pursuant
                     to 18 U.S.C. Section 1350

         b. No Form 8-K's were filed during the three months ended June 30, 2002.

          On May 29, 2002, Arthur Andersen LLP resigned as the independent public accountants of Pyramid Oil Company (the "Company"). Arthur Andersen LLP has performed the audit of the Company's financial statements from 1987 through December 31, 2001. Arthur Andersen
     LLP also performed a review of the Company's Form 10-QSB for the quarter ended March 31, 2002. The Company has appointed Singer
     Lewak Greenbaum & Goldstein, LLP, as its new independent accountants, subject to approval by its shareholders.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 14, 2002                       J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated: August 14, 2002                      JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President