Form 10QSB
period 2002-09-30
PYRAMID OIL CO
filed 2002-11-12
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended September 30, 2002

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                   2,494,430
                (Class)                    (Outstanding at September 30, 2002)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                             September 30,  December 31,
                                                 2002           2001
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash                                        $  575,480    $   614,416
  Short-term investments                         850,000        850,000
  Trade accounts receivable                      149,331        109,993
  Interest receivable                             50,524         51,488
  Crude oil inventory                             61,406         47,555
  Prepaid expenses                                61,968         93,590
  Deferred income taxes                           19,680         15,490
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,768,389      1,782,532
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,304,514     10,293,558
  Drilling and operating equipment             2,793,672      2,872,762
  Land, buildings and improvements               936,681        936,681
  Automotive, office and other
    property and equipment                       930,368        933,090
                                             ------------   ------------
                                              14,965,235     15,036,091
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,524,770)   (13,497,392)
                                             ------------   ------------
                                               1,440,465      1,538,699
                                             ------------   ------------

                                              $3,208,854     $3,321,231
                                             ============   ============

                 See Accompanying Notes to Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,  December 31,
                                                 2002           2001
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                           $    45,639     $   54,057
  Accrued professional fees                       17,257         15,500
  Accrued taxes, other than income taxes          43,206         30,717
  Accrued payroll and related costs               40,801         36,351
  Accrued royalties payable                       67,349         59,548
  Accrued insurance                                  978         40,689
  Current maturities of long-term debt            13,334         15,409
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               228,564        252,271
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         14,445         24,445
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                   19,680         15,490
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,874,555      1,957,415
                                             ------------   ------------
                                               2,946,165      3,029,025
                                             ------------   ------------
                                              $3,208,854     $3,321,231
                                             ============   ============

                   See Accompanying Notes to Financial Statements.











        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                  2002        2001         2002        2001
                               ---------   ---------    ---------   ---------
  REVENUES                      $439,354    $445,698   $1,149,724  $1,377,634
                               ---------   ---------    ---------   ---------
  COSTS AND EXPENSES:
    Operating expenses           274,233     259,837      778,122     793,337
    Exploration costs              2,942         983        6,717      42,788
    General and administrative    94,513      90,722      311,972     269,522
    Taxes, other than income
      and payroll taxes           13,877      11,241       42,417      33,001
    Provision for depletion,
      depreciation and
      amortization                42,602      43,110      126,582     130,179
    Other costs and expenses       7,584       3,760       12,998      14,086
                               ---------   ---------    ---------   ---------
                                 435,751     409,653    1,278,808   1,282,913
                               ---------   ---------    ---------   ---------
  OPERATING INCOME (LOSS)          3,603      36,045     (129,084)     94,721
                               ---------   ---------    ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest income                8,477      17,904       28,888      44,344
    Gain on settlement                --          --           --     395,708
    Gain on sale of assets           300      48,922          300      74,860
    Loss on disposal of assets        --                  (10,100)         --
    Other income                   3,600       3,600       28,313      30,698
    Interest expense                  --       ( 699)         (52)     (2,943)
                               ---------   ---------    ---------   ---------
                                  12,377      69,727       47,349     542,667
                               ---------   ---------    ---------   ---------
  INCOME (LOSS) BEFORE
   INCOME TAX PROVISION           15,980     105,772     ( 81,735)    637,388
     Income tax provision             --          --        1,125       1,025
                               ---------   ---------    ---------   ---------
  NET INCOME (LOSS)            $  15,980   $ 105,772    $( 82,860)  $ 636,363
                               =========   =========    =========   =========
BASIC INCOME (LOSS)
  PER COMMON SHARE                 $0.01       $0.04       ($0.03)      $0.26
                               =========   =========    =========   =========
DILUTED INCOME (LOSS)
  PER COMMON SHARE                 $0.01       $0.04       ($0.03)      $0.26
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========
                  See Accompanying Notes to Financial Statements.

        5                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                               Nine months ended September 30,
                                                  ---------------------------
                                                      2002           2001
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                 $( 82,860)     $ 636,363
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Provision for depletion,
        depreciation and amortization                 126,582        130,179
      Exploration costs                                 6,717         42,788
      Gain on sale of assets                             (300)       (74,860)
      Loss on disposal of fixed assets                 10,100             --
  Changes in assets and liabilities:
    Decrease (increase) in trade accounts
      and interest receivable                         (38,374)         5,046
    Increase in crude oil inventory                   (13,851)        (2,185)
    Decrease in prepaid expenses                       31,622          6,132
    Decrease in accounts payable
      and accrued liabilities                         (21,632)       (21,949)
                                                     ---------      ---------
   Net cash provided by operating activities           18,004        721,514
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               ( 45,165)      (125,380)
  Proceeds from sales of assets                           300        114,600
  Net change in short-term investments                     --       (600,000)
                                                     ---------      ---------
   Net cash used in investing activities             ( 44,865)      (610,780)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt               (12,075)       (55,054)
   Proceeds from issuance of long-term debt                --         15,000
                                                     ---------      ---------
   Net cash used in financing activities              (12,075)       (40,054)
                                                     ---------      ---------
Net (decrease) increase in cash                      ( 38,936)        70,680
Cash at beginning of period                           614,416        151,727
                                                     ---------      ---------
Cash at end of period                                $575,480       $222,407
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the nine months for interest           $52         $2,943
                                                     =========      =========
  Cash paid during the nine months for income taxes    $1,125         $1,025
                                                     =========      =========

                 See Accompanying Notes to Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2002 and the results of its operations and its cash flows for the nine month periods ended September 30, 2002 and 2001. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 2002 and 2001.

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

The Company agreed to participate in the drilling of a third natural gas well in conjunction with the same operator in a new prospect area located in Solano County. This well commenced drilling in the fourth quarter of 2001 and was abandoned due to inadequate gas reserves. The Company's share of the prospect fee and drilling costs for this new well were approximately $36,000 during the fourth quarter of 2001 and $3,800 in the first nine months of 2002. The costs for the third well are recorded in Costs and Expenses on the Statements of Operations. A fourth well has not been proposed by the joint venture operator.

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

The Company sold various surplus equipment and it's interest in a non-producing oil and gas lease during the first quarter of 2001 for a gain of $16,900. These assets had little or no net book value. During the second quarter of 2001, the Company sold certain fixed assets for a gain of $7,800 and surplus used tubing supplies for a gain of approximately $7,000. The Company also recorded a one-time gain of $10,000 for the sublease of certain deep drilling rights on some of its oil and gas properties. During the third quarter of 2001, the Company sold certain fixed assets for a combined net gain of $48,900. During the nine months ended September 30, 2001, the Company had other income of $15,000 from the rental of office space and the leasing of cattle grazing rights on certain real property.

The Company disposed of a well servicing rig in the first quarter of 2002 with a net book value of $10,100. The Company received approximately $16,000 as a settlement of lease oil antitrust litigation, also during the first quarter of 2002. During the nine months ended September 30, 2002, the Company had other income of $12,000 from the rental of office space and the leasing of cattle grazing rights on certain real property.


(5) PROPOSED ACQUISITION

The Company has agreed to acquire the remaining 36.5% working interest in three oil and gas properties that the Company operates in the Carneros Creek field (the Company currently owns approximately 63.5% of the working interest) for a fair market value of approximately $217,000, effective April 1, 2002. The 36.5% working interest is being acquired from a group of investors that acquired the working interest through the settlement of litigation with the prior working interest owner and immediately offered the working interests to the Company. Mr. John H. Alexander, an officer and Director of the Company, has a minority interest in the group of investors, which acquired the interests through the litigation settlement. Mr. Alexander did not participate in any voting on this issue during the Board meeting concerning the acquisition of this working interest.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the third quarter of 2002 increased by approximately $3.60 per equivalent barrel when compared with the same period for 2001. Average crude oil prices for the first nine months of 2002 decreased by approximately $1.10 per equivalent barrel when compared with the same period for 2001. At the end of the third quarter of 2002, crude oil prices have increased by approximately $11.75 per barrel when compared with crude oil prices at December 31, 2001. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $38,936 for the nine months ended September 30, 2002.
During the first nine months of 2002, operating activities provided cash of $18,004. Capital expenditures of $45,165 and principal payments on long-term debt of $12,075 reduced cash for the first nine months of 2002. See the Statements of Cash Flows for additional detailed information. A $100,000 line of credit, unused at September 30, 2002, provided additional liquidity during the first nine months of 2002.

                        FORWARD LOOKING INFORMATION

The Company's average crude oil price has decreased by approximately $5.10 per barrel since September 30, 2002.

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


Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

REVENUES

Oil and gas revenues decreased by 1.4% for the three months ended September 30, 2002 when compared with the same period for 2001. The Company's net revenue share of crude oil production decreased by approximately 3,200 barrels (35 barrels per day) for the third quarter of 2002. The decline in crude oil production for the third quarter of 2002 created a decline in revenues of 15.5% when compared with the same period for 2001. The decline in crude oil production is attributable to five oil and gas leases. This was offset by an increase in revenues due to higher crude oil prices. Oil and gas revenues increased by 14.1% due to higher average crude oil prices for the third quarter of 2002. The average price of the Company's oil and gas for the third quarter of 2002 increased by approximately $3.60 per equivalent barrel when compared to the same period of 2001.

OPERATING EXPENSES

Operating expenses increased by 5.5% for the third quarter of 2002. The cost to produce an equivalent barrel of crude oil increased by approximately $3.10 for the third quarter of 2002 when compared with the third quarter of 2001. The increase in operating expenses is composed of offsetting increases and decreases in a number of different expense categories. During the third quarter of 2002, the cost of abandoning two wells increased operating expenses by approximately 3.5%. No costs were incurred during the third quarter of 2001 for well abandonments.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 4% for the quarter ended September 30, 2002. Professional services increased by approximately 3.5% for the third quarter of 2002.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by approximately 1% for the third quarter of 2002, when compared with the same period for 2001. Depletion decreased by 9%, which is due to a decrease in the depletion rate and the decline in crude oil production. The depletion rate decreased as a result of the estimated oil and gas reserves decreasing in an amount much less than the decline in the depletable base of the oil and gas properties. The estimated reserves did not decline in relation to the depletable base due to revisions to these estimates which offset the decline in production. This was offset by an increase of 8% in the depreciation of fixed assets, primarily trucks that were acquired in the second half of 2001.


INTEREST INCOME

Interest income decreased by approximately $9,400 during the third quarter of 2002, when compared with the same period for 2001. The decrease in interest income is due primarily to a decline in interest rates.


GAIN ON SALE OF ASSETS

During the third quarter of 2001, the Company sold certain fixed assets for a combined net gain of $48,900.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001


REVENUES

Oil and gas sales decreased by 16.5% for the nine months ended September 30, 2002 when compared with the same period for 2001. The Company's net revenue share of crude oil production decreased by approximately 7,500 barrels
(27 barrels per day) for the nine months ended September 30, 2002. The decline in crude oil production created a decline in revenues of 12.5% when compared with the same period for 2001. The decline in crude oil production is attributable to five oil and gas leases. Oil and gas sales decreased by 4% due to lower average crude oil prices for the first nine months of 2002. The average price of the Company's oil and gas for the first nine months of 2002 decreased by approximately $1.10 per equivalent barrel when compared with the same period for 2001.


OPERATING EXPENSES

Operating expenses decreased by approximately 2% for the nine months ended September 30, 2002. The cost to produce an equivalent barrel of crude oil increased by approximately $1.60 per barrel for the nine months ended September 30, 2002. The decrease in operating expenses is composed of offsetting increases and decreases in a number of different expense categories. The cost to produce an equivalent barrel of crude oil increased due to the decline in crude oil production. Although expenditures declined, the reduction did not correlate with the decline in crude oil production. Expenditures were made to enhance or maintain prior levels of production. However, these activities were ultimately unsuccessful in maintaining production levels during the first nine months of 2002.


EXPLORATION COSTS

During the second quarter of 2001, the Company entered into a new joint venture project with several other independent oil and gas companies, to explore for and develop potential oil reserves in the Gap Mountain area of Nevada. The Company's position is that of a non-operator. During the second quarter of 2001, the Company's share of the prospect fee for this project was approximately $48,000. During the fourth quarter of 2001, the Company received a full and complete refund of the prospect fee. This prospect was cancelled by the operator after additional structural geology work and analysis. Approximately $42,000 recorded as Exploration Costs in the nine months ended September 30, 2001 was reversed in the fourth quarter of 2001 as the Company was reimbursed for these costs due to the abandonment of an exploration project.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 16% for the first nine months of 2002 when compared with the same period for 2001. Legal services increased by 15% during 2002 due to activities related to certain transactions contemplated by the Board of Directors for the acquisition of the Company's common stock from its major shareholders.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 3% for the nine months ended September 30, 2002, when compared with the same period for 2001. Depletion decreased by 11%, which is due to a decrease in the depletion rate and the decline in crude oil production. The depletion rate decreased as a result of the estimated oil and gas reserves decreasing in an amount much less than the decline in the depletable base of the oil and gas properties. The estimated reserves did not decline in relation to the depletable base due to revisions to these estimates which offset the decline in production. This was offset by an increase of 8% in the depreciation of fixed assets, primarily trucks that were acquired in the second half of 2001.


INTEREST INCOME

Interest income decreased by approximately $15,500 during the nine months ended September 30, 2002, when compared with the same period for 2001. The decrease in interest income is due primarily to a decline in interest rates.


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


GAIN ON SALE OF ASSETS

During the nine months ended September 30, 2001, the Company sold certain surplus equipment for a gain of approximately $16,000 and it's interest in a non-producing oil and gas lease during the first quarter of 2001 for a gain of approximately $10,000. These assets had little or no net book value. During the third quarter of 2001, the Company sold certain fixed assets for a combined net gain of $48,900

LOSS ON DISPOSAL OF ASSETS

The Company disposed of a well servicing rig in the first quarter of 2002 with a net book value of $10,100.


INCOME TAX PROVISION

The Company's income tax provision consists mostly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.


RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141") "Business Combinations" and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The Company is required to adopt FAS 141 and 142 with respect to existing goodwill on January 1, 2002. The adoption of these Statements did not have any significant impact on the Company's financial position, results of operations or cash flows.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes previous statements related to impairment. The requirements to allocate goodwill to long-lived assets to be tested for impairment is eliminated. A primary asset approach to determine a cash flow estimation period is established. The Company is required to adopt FAS 144 on January 1, 2002. The adoption of this Statements did not have any significant impact on the Company's financial position, results of operations or cash flows.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions." SFAS No. 147 annuls the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141. In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangibles. This statement is not applicable to the Company.

                              PYRAMID OIL COMPANY

                          PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

             None

Item 2. - Changes in Securities

             None

Item 3. - Defaults Upon Senior Securities

             None

Item 4. - Submission of Matters to a Vote of Security Holders

     On September 12, 2002, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Two items were voted on during the meeting; election of Directors and approval of Auditors. The shareholders elected J. Ben Hathaway, John H. Alexander, Thomas W. Ladd, Gary L. Ronning and John E. Turco to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders also approved the selection of Singer Lewak Greenbaum & Goldstein, LLP as auditors for 2002. Each item is fully described in the Company's Proxy dated July 31,2002.

Item 5.  -  Other Information

              None

Item 6.  -  Exhibits and Reports on Form 8-K

     a.  Exhibits

        99.1  Certification by Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2  Certification by Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. The Company filed a Form 8-K on July 31, 2002 to report a change in it's certifying accountants. On May 29, 2002, Arthur Andersen LLP resigned as the independent public accountants of Pyramid Oil Company (the "Company"). Arthur Andersen LLP has performed the audit of the Company's financial statements from 1987 through December 31, 2001. Arthur Andersen LLP also performed a review of the Company's Form 10-QSB for the quarter ended March 31, 2002. Singer Lewak Greenbaum & Goldstein, LLP, were approved as its new independent accountants at it's September 12, 2002 Annual Meeting of Shareholders.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 12, 2002                     J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President

PAGE <17>

           Certification By Principal Executive Officer Pursuant to Rule 13A-14 or 15D-14 of the SEC Exchange Act of 1934,
     As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, J. Ben Hathaway, the President of Pyramid Oil Company (the registrant), certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Pyramid Oil
Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

PAGE <18>

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Dated: November 12, 2002



                                      By:     J. BEN HATHAWAY
                                          -----------------------
                                              J. Ben Hathaway
                                          Chief Executive Officer

PAGE <19>

           Certification By Principal Financial Officer Pursuant to Rule 13A-14 or 15D-14 of the SEC Exchange Act of 1934,
     As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lee G. Christianson, the Chief Financial Officer of Pyramid Oil Company (the registrant), certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Pyramid Oil
Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

PAGE <20>

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Dated: November 12, 2002



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer