Form 10KSB
period 2002-12-31
PYRAMID OIL CO
filed 2003-03-27
CIK 81318

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

               For the fiscal year ended December 31, 2002

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

State the registrant's revenues for its most recent fiscal year:  $1,616,041

   The aggregate market value on March 7, 2003, of voting shares held by non-affiliates was approximately $796,000 based on the average closing sales prices of the registrant's Common Stock on such date.

       At March 7, 2003, there were 2,494,430 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

   Transitional Small Business Disclosure Format (check one):
   Yes      No  X

                          PYRAMID OIL COMPANY

                    2002 FORM 10-KSB ANNUAL REPORT

                          Table of Contents

                                                                Page
                               PART I


Item  1.    Description of Business   . .  . .  . .  . .          4

Item  2.    Description of Property   . .  . .  . .  . .          9

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         13

Item  4.    Submission of Matters to a Vote of
              Security Holders.  . .  . .  . .  . .  . .         13

                               PART II

Item  5.    Market for Common Equity and Related
              Stockholder Matters. .  . .  . .  . .  . .         13

Item  6.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations .  . .         14

Item  7.    Financial Statements . .  . .  . .  . .  . .         22

Item  8.    Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure .  . .         51

                               PART III

Item  9.    Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section
              16(a) of the Exchange Act .  . .  . .  . .         51

Item 10.    Executive Compensation .  . .  . .  . .  . .         51

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management.  . .  . .  . .  . .         51

Item 12.    Certain Relationships and Related Transactions       51

                               PART IV

Item 13.    Exhibits and Reports on Form 8-K .  . .  . .         52

Item 14.    Controls and Procedures  . . . . .  . .  . .         53

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

GENERAL BUSINESS DESCRIPTION

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

EXPLORATION AND DEVELOPMENT

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

OIL AND GAS PRODUCTION OPERATIONS

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. All of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. During 2002, the Company operated 20 leases within California, with total annual gross oil production exceeding 500 barrels per lease. Production operations primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 123 wells, and of these, approximately 66 were in daily operation during 2002. Operations continue to be reduced on specific properties that are currently generating a marginal gross profit in an effort to hold the properties until economic conditions warrant full scale operations. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.

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

Drilling operations on the first well began early in the first quarter of 2000. This well encountered substantial mechanical problems prior to reaching its intended depth and was abandoned due to these problems. The Company participated in the drilling of a second well on this lease in the fourth quarter of 2000. This well was abandoned due to insufficient gas reserves. The Company expended approximately $18,000 for its share of costs on the first well during 1999. The Company expended an additional $15,000 on the first well during 2000. The Company expended approximately $18,000 for its share of costs on the second well during 2000. The Company agreed to participate in the drilling of a third natural gas well in conjunction with the same operator in a new prospect area located in Solano County. In the fourth quarter of 2001, this well commenced drilling. The Company's share of the prospect fee and drilling costs for this new well were approximately $36,000 during the fourth quarter of 2001. The third well was abandoned in the fourth quarter of 2001 due to inadequate gas reserves. The Company has not received any proposals to participate in a fourth well in this joint venture.

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


MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sells its crude oil to Kern Oil & Refining and ConocoPhillips, accounting for approximately 52.7% and 42.8%, respectively, of Pyramid's crude oil and gas sales in 2002. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Kern Oil and ConocoPhillips have been customers of the Company for over ten years. Natural gas is sold to companies in the area of operations. The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year.


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


OTHER

The Company employed twelve full-time people as of December 31, 2002, four of whom were office or administrative personnel, and the rest of whom were field level personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union or labor contracts.

The Company had no material research and development costs for the three years ended December 31, 2002.

All of the Company's revenues during 2002 were derived from domestic sources.

The Company does not have any patents or trademarks, and it does not believe that its business or operations are dependent upon owning any patents or trademarks.


ITEM 2 - DESCRIPTION OF PROPERTY

(a)  DESCRIPTION OF PROPERTIES

The principal assets of the Company consist of proven and unproven oil and gas properties, oil and gas production related equipment and developed and undeveloped real estate holdings. The Company's oil and gas properties are located exclusively in the continental United States, in California, Wyoming and New York.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had no significant proved undeveloped properties at December 31, 2002, 2001 and 2000.

(b)  OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by System Technology Associates, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
     January 1, 2003               554,000             105,000
                2002               323,000              37,000
                2001               341,000              72,000
                2000               361,000              65,000
                1999               384,000             127,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2003.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $4,325,000 at December 31, 2002, $1,250,000 at December 31, 2001, $2,311,000 at December 31, 2000, $2,718,000
at December 31, 1999, and $1,001,000 at December 31, 1998.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2002      2001      2000       1999      1998
                       ----      ----      ----       ----      ----
Crude oil (Bbls)      66,000    77,000    71,000     84,000     85,000

Natural gas (MCF)     11,000     9,000     9,000     24,000     36,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2002       2001      2000      1999       1998
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $22.86     $21.02    $26.16    $15.49     $10.73
                       =====      =====     =====     =====      =====
  Natural gas         $ 3.08     $ 4.80    $ 3.14    $ 1.82     $ 1.64
                       =====      =====     =====     =====      =====

Production costs      $15.30     $13.30    $13.60    $ 8.70     $ 8.60
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 2002, was approximately $27.50 per barrel and the average selling price of Pyramid's gas at December 31, 2002, was approximately $4.18 per MCF.

As of December 31, 2002, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     145       121              22,015     6,287
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

No wells were drilled in 2002, 2001, 2000, 1999 and 1998, although the Company did participate as a non-operator in 2001 and 2000 in the drilling of joint-venture wells.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 2002, Pyramid held positions in unproven acreage in the following locations:

                                                       ACRES
                                                 ------------------
                                                  Gross        Net
                                                 ------      ------
New York
    Mount Morris and Livingston Counties         34,800       9,788
                                                 ======       =====


(c)  REAL PROPERTY OWNED

Pyramid owned the following real property as of December 31, 2002, all located in California.

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



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.


                                  PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the OTC Bulletin Board under the symbol "PYOL". The following are high and low sales prices for each quarter of 2002 and 2001, and reflect inter-dealer prices without retail markup, markdown or commission.

                                        High         Low
                                        ----        -----
    Fiscal Quarter Ending 2002
         March 31,                    $1.1500      $0.6000
         June 30,                      1.1500       0.8900
         September 30,                 1.0100       0.6000
         December 31,                  0.8500       0.5700
    Fiscal Quarter Ending 2001
         March 31,                     1.0000       0.6875
         June 30,                      1.4000       0.8200
         September 30,                 1.1500       0.9100
         December 31,                  1.0100       0.6000


At December 31, 2002, the Company had 409 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company has paid no dividends on its common shares for the past five years and does not anticipate paying any dividends in the foreseeable future. Dividends on the common shares, if any, will be dependent upon the Company's earnings, financial conditions and other relevant factors as determined by the Board of Directors.

The Company did not sell any securities during 2002.



ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS


IMPACT OF CHANGING PRICES

Average prices increased by approximately $1.60 per equivalent crude oil and gas barrel sold during 2002 as compared with average prices for 2001. In 2002 there were 111 separate crude oil price changes, as compared with 81 price changes in 2001. The difference between the highest and lowest posted prices in 2002 was $14.90 per barrel. By comparison, this same differential in 2001 and 2000 was $12.50 and $13.65 per barrel, respectively. Continuing uncertainty in crude oil prices has made it impractical for the Company to make any commitments to further develop its oil and gas properties. Crude oil prices must stabilize for a long-term period, at economic levels, before resources would be available to expand the Company's oil and gas reserves.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $502,839 at December 31, 2002 for a decrease of $111,577 when compared to December 31, 2001. Operating activities in 2002 provided cash of $61,485. Net capital spending of $302,102 and principal payments on the Company's long-term debt totaling $15,409 used cash in 2002. This was offset by proceeds from the issuance of long-term debt of $144,449. The components of the changes in cash for 2002 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. During 2002, the Company had short-term investments of $850,000 which provided additional liquidity. Short-term investments consist of certificates of deposit having original maturities of three months or more. A $100,000 line of credit, unused at December 31, 2002, also provided additional liquidity during 2002.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended December 31, 2003. In addition to its current assets, the Company also has a credit facility for $100,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

     As of December 31, 2002, the amount of cash, cash equivalents, and other current assets was equal to $1,786,000 in the aggregate. This amount is equal to approximately all of the operating expenses that the Company incurred during the entire fiscal year ended December 31, 2002.

     As of December 31, 2002, the Company had approximately $1,786,000 in current assets, and only $384,000 of current liabilities.

     As of December 31, 2002, the Company had only $35,000 of long-term indebtedness (net of current maturities).

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

The Company has not generated sufficient cash flows to enable it to further develop its oil and gas properties and to risk exploratory drilling costs in attempts to expand its oil and gas reserves. No wells were drilled in the three years ended December 31, 2002. The Company's crude oil reserves, in dollar terms, declined for the years ended December 31, 2001 and 2000, due primarily to production of existing reserves. The Company's crude oil reserves increased for the year ended December 31, 2002, due primarily to higher year end crude oil prices.

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


FORWARD-LOOKING INFORMATION

Looking forward into 2003, crude oil prices have decreased by $3.00 per barrel as of March 25, 2003, compared to prices at December 31, 2002. There have been 52 separate price changes since December 31, 2002. The Company is unable to predict any future price changes that would impact the remainder of 2003.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2002. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


Results of Operations for the Fiscal Year Ended December 31, 2002
  Compared to the Fiscal Year Ended December 31, 2001

REVENUES

Oil and gas sales decreased by 4% for the year ended December 31, 2002, when compared with the same period for 2001. Oil and gas sales increased by 7% due to higher average prices for 2002. The average price of the Company's oil and gas increased by approximately $1.60 per equivalent barrel for 2002 when compared to 2001. The increase in revenues due to higher crude oil prices was offset by an 11% decrease in crude oil production/sales for 2002. Production for 2002 decreased by approximately 8,400 barrels when compared with production in 2001. The decline in production/sales is due primarily to two of the Company's oil producing properties. One property was shut-in during 2002 due to mechanical problems with the economic disposal of produced waste water from this property. This property had been in operation for the first eleven months of 2001. The production/sales from this lease were approximately 4,000 barrels in 2001. Another oil and gas property has seen a decline in production/sales of approximately 3,500 barrels in 2002.


OPERATING EXPENSES

Operating expenses decreased by approximately 1% for the year ended December 31, 2002, when compared with the same period of 2001. The cost to produce an equivalent barrel of crude oil increased by approximately $1.50 per barrel for 2002 when compared to 2001. Operating expenses declined by approximately 5.5% due to the shut-in during 2002 of one of the Company's oil producing properties due to mechanical problems with the economic disposal of produced waste water from this property. This property had been in operation for the first eleven months of 2001. Operating parts and supplies decreased by approximately 2% due primarily to the costs of certain down-hole tubular goods purchased in 2001, no similar tubular supplies were purchased in 2002. Labor costs increased by approximately 1% due primarily to an increase in hourly wages that was effective September 1, 2001. Well abandonment costs increased by approximately 1.5% due to the abandonment of two well during 2002, no wells were abandoned in 2001. The cost of chemicals increased by approximately 1.5% for 2002. Insurance costs increased by approximately 1.5% for 2002 due primarily to higher rates for employee health insurance and general liability premiums.


EXPLORATION COSTS

The amounts for 2001 represent the costs for drilling of exploratory gas wells with several other oil and gas companies in a joint venture to explore for and develop natural gas reserves in the Solano County area of California. The joint venture activities are more fully described in the Notes to Financial Statements, No. 6, Commitments and Contingencies in Item 7 of this Form

10-KSB. The Company did not participate in the drilling of any gas wells in 2002 with this joint venture. The costs for 2002 represent the Company's share of costs in a new joint venture project to explore for and develop oil wells in the Kern County area of California.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 12% for the year ended December 31, 2002, when compared with the same period for 2001. Legal services increased by 11% during 2002 due to activities related to certain transactions contemplated by the Board of Directors for the acquisition of the Company's common stock from its major shareholders.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 7% for the year ended December 31, 2002, when compared with the same period for 2001. Depletion decreased by 10%, which is due to a decrease in the depletion rate and the decline in crude oil production. The depletion rate decreased as a result of the estimated oil and gas reserves increasing. The estimated oil and gas reserves increased due primarily to higher sales prices for oil and gas at December 31, 2002. This was offset by an increase of 3% in the depreciation of fixed assets, primarily trucks that were acquired in the second half of 2001.


OTHER INCOME (EXPENSE)

Interest income decreased by approximately $21,600 during the year ended December 31, 2002, when compared with the same period for 2001. The decrease in interest income is due primarily to a decline in interest rates.

During the year ended December 31, 2001, the Company sold certain fixed assets and equipment and it's interest in a non-producing oil and gas lease for a gain of approximately $75,000. These assets had little or no net book value.

The loss on disposal of assets reflects the scrapping of a well servicing rig in the first quarter of 2002 with a net book value of $10,100.

Results of Operations for the Fiscal Year Ended December 31, 2001
  Compared to the Fiscal Year Ended December 31, 2000

REVENUES

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes previous statements related to impairment. The requirements to allocate goodwill to long-lived assets to be tested for impairment is eliminated. A primary asset approach to determine a cash flow estimation period is established. The Company is required to adopt FAS 144 on January 1, 2002. The adoption of this Statement did not have any significant impact on the Company's financial position, results of operations or cash flows.

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

ITEM 7- FINANCIAL STATEMENTS

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2002

                                                                     Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. . . . . . . . . . . . . .   23-24


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2002 and 2001 . . . . . . . . . .   25-26
    Statements of operations - years ended
      December 31, 2002, 2001 and 2000  . . . . . . . . . . . . . .   27
    Statements of shareholders' equity - years ended
      December 31, 2002, 2001 and 2000  . . . . . . . . . . . . . .   28
    Statements of cash flows - years
      ended December 31, 2002, 2001 and 2000  . . . . . . . . . . .   29-30
    Notes to financial statements . . . . . . . . . . . . . . . . .   31

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Pyramid Oil Company


We have audited the accompanying balance sheet of Pyramid Oil Company (a California corporation) as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 21, 2003

    THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT.
            THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN.



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


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


ARTHUR ANDERSEN LLP


Los Angeles, California
March 1, 2002

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY

                                BALANCE SHEETS


                                    ASSETS

                                                 December 31,
                                          --------------------------
                                             2002            2001
                                          ----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents            $   502,839      $    614,416
   Short-term investments                   850,000           850,000
   Trade accounts receivable
     (net of reserve for doubtful
     accounts of $4,000 in 2002
     and 2001)                              201,777           109,993
   Interest receivable                       54,689            51,488
   Crude oil inventory                       50,153            47,555
   Prepaid expenses                         103,324            93,590
   Deferred income taxes                     22,911            15,490
                                          ---------        ----------
         Total current assets             1,785,693         1,782,532
                                          ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and
     equipment (successful
     efforts method)                     10,521,514        10,293,558
   Drilling and operating equipment       2,793,674         2,872,762
   Land, buildings and improvements         936,681           936,681
   Automotive, office and
     other property and equipment           970,314           933,090
                                         ----------        ----------
                                         15,222,183        15,036,091
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances           (13,570,579)      (13,497,392)
                                         ----------        ----------
                                          1,651,604         1,538,699
                                         ----------        ----------
                                        $ 3,437,297       $ 3,321,231
                                         ==========        ==========

The accompanying notes are an integral part of these balance sheets.


                              PYRAMID OIL COMPANY

                                BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 December 31,
                                          ----------------------------
                                              2002              2001
                                          ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                     $    44,065        $    54,057
   Accrued professional fees                 24,633             15,500
   Accrued taxes, other than
     income taxes                            21,925             30,717
   Accrued payroll and related costs         31,060             36,351
   Accrued royalties payable                 76,360             59,548
   Accrued insurance                         46,222             40,689
   Interest payable                           5,514                 --
   Loan payable to related party             36,166                 --
   Current maturities of long-term debt      97,652             15,409
                                          ---------         ----------
      Total current liabilities             383,597            252,271
                                          ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                  35,076             24,445
                                          ---------         ----------
DEFERRED INCOME TAXES                        22,911             15,490
                                          ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,494,430 shares                   1,071,610          1,071,610
   Retained earnings                      1,924,103          1,957,415
                                         ----------         ----------
                                          2,995,713          3,029,025
                                         ----------         ----------

                                        $ 3,437,297        $ 3,321,231
                                         ==========         ==========

The accompanying notes are an integral part of these balance sheets.



                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                              Year ended December 31,
                                       --------------------------------------
                                          2002          2001          2000
                                       ----------    ----------    ----------
REVENUES:                             $ 1,616,041   $ 1,680,074   $ 2,023,805
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,046,690     1,053,583       991,232
  Exploration costs                         7,007        43,527        35,423
  General and administrative              403,603       359,854       368,332
  Taxes, other than income and
    payroll taxes                          55,531        59,695        52,077
  Provision for depletion,
    depreciation and amortization         172,390       185,660       184,036
  Other costs and expenses                 16,488        16,156        13,593
                                        ---------     ---------    ----------
                                        1,701,709     1,718,475     1,644,693
                                        ---------     ---------    ----------
OPERATING (LOSS) INCOME                  ( 85,668)     ( 38,401)      379,112
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          36,935        58,520        24,538
  Gain on settlement                           --       395,708            --
  Gain on sales of property
    and equipment                             300        74,860        58,605
  Loss on disposal of assets           (   10,100)           --            --
  Other income                             31,912        45,561        28,696
  Interest expense                     (    5,566)   (    3,194)   (    5,330)
                                       ----------     ---------     ---------
                                           53,481       571,455       106,509
                                       ----------     ---------     ---------
(LOSS) INCOME BEFORE INCOME
 TAX PROVISION (BENEFIT)               (   32,187)      533,054       485,621
  Income tax provision (benefit)            1,125         1,025     (  41,241)
                                       ----------     ---------     ---------
NET (LOSS) INCOME                     $(   33,312)  $   532,029   $   526,862
                                       ==========     =========     =========
BASIC (LOSS) INCOME PER COMMON SHARE  $      (.01)  $       .21   $       .21
                                       ==========     =========     =========
DILUTED (LOSS) INCOME
  PER COMMON SHARE                    $      (.01)  $       .21   $       .21
                                       ==========     =========     =========
Weighted average number of
  common shares outstanding             2,494,430     2,494,430     2,494,430
                                       ==========     =========    ==========

The accompanying notes are an integral part of these statements.

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY





                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 1999      2,494,430       $1,071,610     $  898,524

  Net income                            --               --        526,862
                                 ---------        ---------      ---------
Balances, December 31, 2000      2,494,430        1,071,610      1,425,386

  Net income                            --               --        532,029
                                 ---------        ---------      ---------
Balances, December 31, 2001      2,494,430        1,071,610      1,957,415

  Net loss                              --               --     (   33,312)
                                 ---------        ---------      ---------
Balances, December 31, 2002      2,494,430       $1,071,610     $1,924,103
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.

                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                          --------------------------------
                                             2002       2001        2000
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                       $( 33,312) $ 532,029    $ 526,862
  Adjustments to reconcile net (loss)
    income to net cash provided
    by operating activities:
      Provision for depletion,
        depreciation and amortization       172,390    185,660      184,036
      Exploration costs                       7,007     43,527       35,423
      Gain on sale of
        property and equipment              (   300)   (74,860)     (58,605)
      Loss on disposal of fixed assets       10,100         --          --
      Deferred income tax benefit                --         --      (42,471)
  Changes in operating assets
    and liabilities:
      (Increase) decrease in trade
        accounts receivable                 (94,985)    51,233      (27,847)
      (Increase) decrease in crude
        oil inventories                     ( 2,598)     8,601      (21,003)
      Increase in prepaid expenses          ( 9,734)   ( 9,360)     (16,781)
      Increase (decrease) in
         accounts payable and
         accrued liabilities                 12,917    (19,420)      40,414
                                            -------    -------      -------
  Net cash provided by
    operating activities                     61,485    717,410      620,028
                                            -------    -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                     (302,402)  (202,595)    (175,530)
  Proceeds from sale of
    property and equipment                      300    114,600       62,750
  Net change in short-term investments           --   (600,000)    ( 50,000)
                                            -------    -------      -------
  Net cash used in investing activities    (302,102)  (687,995)    (162,780)
                                            -------    -------      -------

      The accompanying notes are an integral part of these statements.


                                PYRAMID OIL COMPANY

                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)




                                                 Year ended December 31,
                                              ------------------------------
                                                 2002      2001        2000
                                               -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on line
    of credit                                       --         --    ( 48,000)
  Proceeds from line of credit                      --         --      48,000

  Principal payments on long-term debt        ( 15,409)  ( 71,727)   ( 50,296)
  Proceeds from issuance of long-term debt     144,449     55,001      85,000
                                               -------    -------     -------
Net cash provided by (used in)
    financing activities                       129,040   ( 16,726)     34,704
                                               -------    -------     -------
Net (decrease) increase in cash
  and cash equivalents                        (111,577)    12,689     491,952

Cash and cash equivalents
  at beginning of year                         614,416    601,727     109,775
                                               -------    -------     -------
Cash and cash equivalents at end of year     $ 502,839  $ 614,416   $ 601,727
                                               =======    =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                               $     --   $   3,194   $   5,330
                                               =======    =======     =======
Cash paid during the year
  for income taxes                           $   1,125  $   1,025   $   1,230
                                               =======    =======     =======

The accompanying notes are an integral part of these statements.


                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2002


1.  SIGNIFICANT ACCOUNTING POLICIES


NATURE OF OPERATIONS

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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2002


COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. There were no material impairment reserves recorded in the three years ended December 31, 2002.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2002


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2002, 2001 and 2000 were $1.21, $1.30 and $1.49, respectively.

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2002


INCOME TAXES

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

CONCENTRATION OF CREDIT RISK

The Company sells its crude oil to Kern Oil & Refining and ConocoPhillips, accounting for approximately 52.7%, and 42.8%, respectively, of Pyramid's crude oil and gas sales in 2002. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 53.1% and 39.3% attributable to Kern Oil and Refining and ConocoPhillips respectively at December 31, 2002. Trade receivables were approximately 42.6% and 48.0% attributable to Kern Oil and Refining and Tosco Refining respectively at December 31, 2001.


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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2002


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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes previous statements related to impairment. The requirements to allocate goodwill to long-lived assets to be tested for impairment is eliminated. A primary asset approach to determine a cash flow estimation period is established. The Company is required to adopt FAS 144 on January 1, 2002. The adoption of this Statement did not have any significant impact on the Company's financial position, results of operations or cash flows.

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2002

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


RECLASSIFICATIONS

Reclassifications have been made to the financial statements for 2000 to conform to the 2001 presentation.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2002


2.  LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt at December 31, 2002 and 2001, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       2002         2001
                                                    ---------    ---------
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $999
    principal only, zero interest charges,
    final payment in 2005.                          $  35,947     $     --

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,111
    principal only, zero interest charges,
    final payment in 2004.                             24,445       37,779

  Notes payable to three individuals (a)
    unsecured, principal and accrued interest
    due April 11, 2003, interest at 7%.               108,502           --

  Note payable to a bank, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $692
    principal and interest, interest at 8.75%,
    final payment in 2002.                                 --        2,075
                                                      -------      -------
                                                      168,894       39,854
  Less - current maturities                          (133,818)    ( 15,409)
                                                      -------      -------
                                                     $ 35,076     $ 24,445
                                                      =======      =======


  (a) Mr. John H. Alexander, an officer and director of the Company, is one of the payee individuals. Mr. Alexander's share of the notes payable is $36,166. See Note 4, Related-Party Transaction of Notes to Financial Statements for additional information.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2002


At December 31, 2002 approximately $84,000 of gross property and equipment was pledged as collateral to secure approximately $60,400 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 2003            $133,818
                                     2004              23,094
                                     2005              11,982
                                                      -------
                                                     $168,894
                                                      =======

At December 31, 2002, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $100,000 through May 31, 2003. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 4.25% at December 31, 2002.

3.   INCOME TAXES

   Income tax provision (benefit) consists of the following:

                                            Year Ended December 31,
                                      -----------------------------------
                                       2002           2001          2000
                                      -------        -------       ------
   Federal income taxes:
     Current                        $( 17,332)     $ 110,704      $ 84,168
     Utilization of NOL's              17,332       (110,704)      (84,168)
     Deferred                              --             --       (42,471)
                                      -------        -------       -------
                                           --             --       (42,471)
                                      -------        -------       -------
   State income taxes:
     Current                          (25,962)        25,912         8,437
     Utilization of NOL's              27,087        (24,887)      ( 7,207)
     Deferred                              --             --            --
                                      -------        -------       -------
                                        1,125          1,025         1,230
                                      -------        -------       -------
   Income tax provision (benefit)    $  1,125       $  1,025      $(41,241)
                                      =======        =======       =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2002

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                                Year Ended December 31,
                                          -----------------------------------
                                            2002         2001          2000
                                          --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate         $( 10,944)   $ 181,238     $ 165,111
   Net operating loss carryover             10,944     (110,704)     ( 28,617)
   Statutory depletion                          --     ( 55,273)     ( 86,571)
   Section 196(a) restoration of basis          --     (  9,256)     ( 39,765)
   Valuation allowance                          --           --        19,895
   Expiration of investment tax credits         --           --      ( 79,492)
   Other                                     1,125     (  4,980)        8,198
                                          --------     --------      --------
   Income tax provision (benefit)        $   1,125    $   1,025     $( 41,241)
                                          ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2002          2001          2000
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     22,911   $    15,490   $    22,012
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    22,911        15,490        22,012
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   2,357,135     2,432,954     3,022,856
  Gross liabilities             (   60,839)   (   53,548)   (   56,992)
  Valuation allowance           (2,319,207)   (2,394,896)   (2,987,876)
                                ----------     ---------     ---------
                                (   22,911)   (   15,490)   (   22,012)
                                ----------     ---------     ---------
                               $        --   $        --   $        --
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2002

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                                  December 31,
                                    ---------------------------------------
                                        2002          2001          2000
                                    -----------   -----------   -----------
    Accounts receivable             $     1,600    $    1,600   $     1,600
    Net operating loss
      carry forwards                    683,750       820,519     1,383,202
    Investment tax credits                   --            --        27,219
    Statutory depletion
      carryover                       1,673,385     1,612,435     1,612,435
    Accrued liabilities                  21,311        13,890        20,412
                                     ----------     ---------     ---------
    Total deferred tax assets         2,380,046     2,448,444     3,044,868
    Property and equipment           (   60,839)   (   53,548)   (   56,992)
    Valuation allowance              (2,319,207)   (2,394,896)   (2,987,876)
                                     ----------     ---------     ---------
                                    $        --   $        --   $        --
                                     ==========     =========     =========

At December 31, 2002, a valuation allowance has been provided against a significant portion of the deferred tax assets generated by net operating loss carryforwards and the statutory depletion carryover due to the uncertainty of their future utilization.

The Company has federal income tax net operating loss carry forwards of approximately $1,906,000, which expire, to the extent not used, starting in 2002 through 2022. For California franchise tax purposes, as of December 31, 2002 the Company has unused net operating loss carryforwards of approximately $385,000, a portion of which expire each year starting in 2004.

At December 31, 2002, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $4,922,000, which currently has no expiration date.

As of December 31, 2002, the Company has no investment tax credit carryforward available to reduce future taxes payable for financial reporting and federal income tax purposes. Approximately $27,000 and $117,000 of these credits expired in 2001 and 2000, respectively. Upon expiration, the Company has claimed a current deduction on their federal tax return.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2002


4. RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $100,000, $98,000 and $124,000 in 2002, 2001 and 2000, respectively.

Effective April 1, 2002, the Company acquired the remaining working interest in the above referenced oil and gas lease in the Carneros Creek field and working interests in two other leases in the same area from the investor group noted above. The investor group acquired these working interests from the Company's former joint venture partner in these three oil and gas leases as the result of a court ordered settlement agreement concluding litigation between the investor group and the joint venture partner. The investor group sold the working interests to the Company for $217,000. Mr. John H. Alexander, Vice President of the Company, owns a thirty-three percent interest in the investor group. The Company had notes payable to the investor group in the amount of $108,502 at the end of December 31, 2002.


5. FOURTH QUARTER RESULTS (UNAUDITED)

During the fourth quarter of 2000, the Company adjusted the provision for depletion, depreciation and amortization to reflect the adjustments made to the Company's oil and gas reserves by independent consultants. The effect of these adjustments was to increase net income by approximately $24,000 in 2000.


6. COMMITMENTS AND CONTINGENCIES

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2002

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

The Company agreed to participate in the drilling of a third natural gas well in conjunction with the same operator in a new prospect area located in Solano County. In the fourth quarter of 2001, this well commenced drilling. The Company's share of the prospect fee and drilling costs for this new well were approximately $36,000 during the fourth quarter of 2001. The third well was abandoned in the fourth quarter of 2001 due to inadequate gas reserves. The costs for the third well, abandoned in the fourth quarter of 2001, are recorded in Costs and Expenses on the Statements of Operations. The Company has not received any proposals to participate in a fourth well in this joint venture.

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2002


7.  OTHER INCOME

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



8.  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employees contributions up to 3% of their salaries. Contributions of $10,587, $10,324 and $6,357 were made during the years ended December 31, 2002, 2001 and 2000, respectively.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 2002


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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2002, 2001 and 2000 were as follows:

                                      2002         2001         2000
                                   ----------   ----------   ----------
Proved properties                 $10,343,000  $10,115,000  $10,165,200
Unproved properties
  being amortized                     178,600      178,600      178,600
Unproved properties
  not being amortized                      --           --           --
Accumulated depletion,
  depreciation, amortization
  and valuation allowances        (10,009,200)  (9,926,300)  (9,887,300)
                                   ----------    ---------    ---------
                                  $   512,400  $   367,300  $   456,500
                                   ==========    =========    =========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2002


The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  2002            2001           2000
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved reserves:
  Beginning of year            323      37     341      72     361     65
  Revisions of previous
    estimates                  297      79      59     (26)     51     16
  Extensions, discoveries
    and other additions         --      --      --      --      --     --
  Production                   (66)    (11)    (77)    ( 9)    (71)   ( 9)
                              ----    ----    ----    ----    ----   ----
  End of year                  554     105     323      37     341     72
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            323      37     341      72     361     65
                              ====    ====    ====    ====    ====   ====
  End of year                  554     105     323      37     341     72
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2002


The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  2002          2001          2000
                               ----------    ----------    ----------
Proved developed reserves
  (Present value before
   income taxes)               $4,325,000    $1,250,000    $2,311,000
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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                       2002          2001          2000
                                      -------       -------       -------
Property acquisition costs           $228,000      $  7,000      $     --
Exploration costs                       7,000        44,000        35,000
Development costs                          --        12,000            --


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2002


The results of operations for oil and gas producing activities for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                     2002          2001         2000
                                  ----------    ----------    ----------
Sales                            $ 1,616,000   $ 1,680,000   $ 2,024,000
Production costs                   1,095,000     1,107,000     1,031,000
Exploration costs                      7,000        44,000        35,000
Depletion, depreciation,
  and amortization                    83,000       102,000       109,000
                                   ---------     ---------     ---------
                                     431,000       427,000       849,000
Income tax (benefit) provision         1,200         1,200      ( 41,200)
                                   ---------     ---------     ---------
Results of operations from
  production activities          $   429,800   $   425,800   $   890,200
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                     2002          2001          2000
                                  ----------    ----------    ----------
Future cash inflows              $16,490,000   $ 5,529,000   $ 7,407,000
Future development and
  production costs                 9,166,000     3,538,000     3,848,000
Future income tax expense             12,000        12,000        12,000
                                  ----------    ----------    ----------
Future net cash flow               7,312,000     1,979,000     3,547,000
10% annual discount                2,994,000       736,000     1,244,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 4,318,000   $ 1,243,000   $ 2,303,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2002


The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2002, 2001 and 2000 were as follows:

                                         2002          2001          2000
                                      ----------    ----------    ----------
Extensions                           $        --   $        --   $        --
Revisions of previous estimates
 Price changes                         1,588,000      (871,000)      373,000
 Quantity estimate                     2,494,000       216,000       423,000
Change in production rates,
  timing and Other                      (611,000)     ( 63,000)     (480,000)
Development costs incurred                    --        12,000            --
Changes in estimated future
  development costs                           --      ( 12,000)           --
Sales of oil and gas, net of
  production costs                      (521,000)     (573,000)     (993,000)
Accretion of discount                    125,000       231,000       272,000
                                      ----------    ----------    ----------
                                       3,075,000    (1,060,000)    ( 405,000)
Net change in income taxes                    --            --            --
                                      ----------    ----------    ----------
Net (decrease) increase              $ 3,075,000   $(1,060,000)  $ ( 405,000)
                                      ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2002


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

The increase in the standardized measure of discounted future net cash flows at December 31, 2002, of $3,717,000 is due primarily to higher crude oil prices at year end. The changes in crude oil prices at the end of each year has a significant impact on the valuation of the Company's reserves and discounted future net cash flows. Higher crude oil prices at the end of 2002 increased the discounted future net cash flows by approximately $2,494,000 due to revisions of previous quantity estimates and by $1,588,000 due to price changes.

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

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS

                                        2002         2001
                                    ----------    ----------
    REVENUES:

      Quarter Ended:

          March 31                  $   283,678   $   446,678
          June 30                       427,087       485,258
          September 30                  439,354       445,698
          December 31                   465,922       302,440
                                     ----------    ----------
                                    $ 1,616,041   $ 1,680,074
                                     ==========    ==========
    NET INCOME (LOSS):

      Quarter Ended:

          March 31                  $  ( 73,858)  $   446,382
          June 30                      ( 24,982)       84,209
          September 30                   15,980       105,772
          December 31 (a),(b)            49,548      (104,334)
                                     ----------    ----------
                                    $  ( 33,312)  $   532,029
                                     ==========    ==========
    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:

          March 31                  $      (.03)  $       .18
          June 30                          (.01)          .03
          September 30                      .01           .04
          December 31 (a),(b)               .02          (.04)
                                     ----------    ----------
                                    $      (.01)  $       .21
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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None


                                  PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2003 Annual Meeting of Shareholders.


ITEM 10 - EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2003 Annual Meeting of Shareholders.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2003 Annual Meeting of Shareholders.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $100,000 in 2002, $98,000 in 2001 and $124,000 in 2000.

Effective April 1, 2002, the Company acquired the remaining working interest in the above referenced oil and gas lease in the Carneros Creek field and working interests in two other leases in the same area from the investor group noted above. The investor group acquired these working interests from the Company's former joint venture partner in these three oil and gas leases as the result of a court ordered settlement agreement concluding litigation between the investor group and the joint venture partner. The investor group sold the working interests to the Company for $217,000. Mr. John H. Alexander, Vice President of the Company, owns a thirty-three percent interest in the investor group. The Company had notes payable to the investor group in the amount of $108,502 at the end of December 31, 2002.


                                   PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants
            Balance Sheets at December 31, 2002 and 2001.
            Statements of Operations for the three years in the period ended December 31, 2002.
            Statements of Shareholders' Equity for the three
              years in the period ended December 31, 2002.
            Statements of Cash Flows for the three
              years in the period ended December 31, 2002.
            Notes to Financial Statements.


(a)  3.  EXHIBITS

         3.1      Registrant's Articles of Incorporation (1)
         3.2      Registrant's By Laws (1)
         3.2.1    Registrant's Amendment to the By Laws (2)
        10.1      Employment Agreement of J. Ben Hathaway, dated August 1,
                    2001 (3)
        10.2      Employment Agreement of John H. Alexander, dated August 1,
                    2001 (3)
        10.3      Employment Agreement of John H. Alexander, dated February
                    21, 2002 (4)
        10.4      Employment Agreement of Benny Hathaway, Jr. dated February
                    21, 2002 (4)
        99        Letter to Securities and Exchange Commission regarding
                    Arthur Andersen's representations (4)

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


(1) Incorporated by reference from Exhibits 18-1 and 18-2, respectively, to the Registrant's 1971 Form 10.

(2) Incorporated by reference from the Registrant's August 25, 1986 Proxy Statement.

(3) Incorporated by reference from Exhibits 10.1 and 10.2 to the Registrants June 30, 2001 Form 10-QSB.

(4) Incorporated by reference from Exhibits 10.3, 10.4 and 99 to the Registrants December 31, 2001 Form 10-KSB.


(b) REPORTS ON FORM 8-K

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


ITEM 14.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this annual report of Form 10-KSB and have determined that such disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 28, 2003                         By:    J. BEN HATHAWAY
                                           ----------------------
                                              J. Ben Hathaway
                                             Director/President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     J. BEN HATHAWAY          Director/President            March 28, 2003
---------------------------
     J. Ben Hathaway


    JOHN H. ALEXANDER         Director/Vice President       March 28, 2003
---------------------------
    John H. Alexander


      THOMAS W. LADD          Director                      March 28, 2003
---------------------------
      Thomas W. Ladd

      GARY L. RONNING         Director                      March 28, 2003
---------------------------
      Gary L. Ronning

                              Director                      March 28, 2003
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/           March 28, 2003
---------------------------  Principal Accounting Officer
   Lee G. Christianson






PAGE <55>

           Certification By Principal Executive Officer Pursuant to Rule 13A-14 or 15D-14 of the SEC Exchange Act of 1934,
     As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, J. Ben Hathaway, the President of Pyramid Oil Company (the registrant), certify that:

1.  I have reviewed this annual report on Form 10-KSB of Pyramid Oil Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

PAGE <56>

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Dated: March 26, 2003



                                      By:     J. BEN HATHAWAY
                                          -----------------------
                                              J. Ben Hathaway
                                          Chief Executive Officer

PAGE <57>

           Certification By Principal Financial Officer Pursuant to Rule 13A-14 or 15D-14 of the SEC Exchange Act of 1934,
     As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lee G. Christianson, the Chief Financial Officer of Pyramid Oil Company (the registrant), certify that:

1.  I have reviewed this annual report on Form 10-KSB of Pyramid Oil Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


PAGE <58>

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Dated: March 26, 2003



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer