Form 10QSB
period 2003-03-31
PYRAMID OIL CO
filed 2003-05-14
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at March 31, 2003)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 2003           2002
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  680,478     $  502,839
  Short-term investments                         850,000        850,000
  Trade accounts receivable                      213,685        201,777
  Interest receivable                             56,547         54,689
  Crude oil inventory                             54,987         50,153
  Prepaid expenses                                75,354        103,324
  Deferred income taxes                           18,166         22,911
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,949,217      1,785,693
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,521,514     10,521,514
  Capitalized asset retirement costs             272,649             --
  Drilling and operating equipment             2,793,674      2,793,674
  Land, buildings and improvements               936,681        936,681
  Automotive, office and other
    property and equipment                       977,657        970,314
                                             ------------   ------------
                                              15,502,175     15,222,183
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,809,257)   (13,570,579)
                                             ------------   ------------
                                               1,692,918      1,651,604
                                             ------------   ------------

                                              $3,642,135     $3,437,297
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 2003           2002
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                           $    40,001    $    44,065
  Accrued professional fees                       13,589         24,633
  Accrued taxes, other than income taxes          21,925         21,925
  Accrued payroll and related costs               36,626         31,060
  Accrued royalties payable                       79,480         76,360
  Accrued insurance                               36,102         46,222
  Interest payable                                 7,387          5,514
  Loan payable to related party                   31,166         36,166
  Current maturities of long-term debt            97,652         97,652
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               363,928        383,597
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         28,747         35,076
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        887,696             --
                                             ------------   ------------
DEFERRED INCOME AND OTHER TAXES                   18,166         22,911
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,271,988      1,924,103
                                             ------------   ------------
                                               2,343,598      2,995,713
                                             ------------   ------------
                                              $3,642,135     $3,437,297
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2003           2002
                                                 ------------   ------------
  REVENUES                                          $538,608       $283,283
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               242,405        228,444
    Exploration costs                                     --          3,099
    General and administrative                        84,548         90,761
    Taxes, other than income
      and payroll taxes                               14,617         14,856
    Provision for depletion,
      depreciation and amortization                   38,799         39,647
    Accretion expense                                  4,811             --
    Other costs and expenses                           1,086          2,065
                                                 ------------   ------------
                                                     386,266        378,872
                                                 ------------   ------------
  OPERATING INCOME (LOSS)                            152,342        (95,589)
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                    4,256         11,059
    Loss on disposal of assets                            --        (10,100)
    Other income                                       3,600         21,113
    Interest expense                                 ( 1,873)       (    16)
                                                 ------------   ------------
                                                       5,983         22,056
                                                 ------------   ------------
 INCOME (LOSS) BEFORE INCOME
     TAX PROVISION                                   158,325        (73,533)
   Income tax provision                                  325            325
                                                 ------------   ------------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE                158,000        (73,858)
    Cumulative effect on prior years of
      change in method of accounting for
      asset retirement obligation                   (810,115)            --
                                                 ------------   ------------
  NET LOSS                                         $(652,115)      $(73,858)
                                                 ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2003           2002
                                                 ------------   ------------
EARNINGS PER COMMON SHARE

  Basic:
    Income (Loss) Before Cumulative Effect
      of Change in Accounting Principle               $ 0.06         $(0.03)
    Cumulative effect on prior years of change
      in method of accounting for asset
      retirement obligation                            (0.32)            --
                                                 ------------   ------------
    Net Loss                                          $(0.26)        $(0.03)
                                                 ============   ============
  Diluted:
    Income (Loss) Before Cumulative Effect
      of Change in Accounting Principle               $ 0.06         $(0.03)
    Cumulative effect on prior years of change
      in method of accounting for asset
      retirement obligation                            (0.32)            --
                                                 ------------   ------------
    Net Loss                                          $(0.26)        $(0.03)
                                                 ============   ============

  Weighted average number of
    common shares outstanding                      2,494,430      2,494,430
                                                 ============   ===========


The Accompanying Notes are an Integral Part of These Financial Statements.
















       6                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                  Three months ended March 31,
                                                      2003           2002
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(652,115)     $ (73,858)
  Adjustments to reconcile net loss
    to cash provided by (used in)
    operating activities:
      Cumulative effect on prior years of
        change in method of accounting for
        asset retirement obligation                   810,115             --
      Provision for depletion,
        depreciation and amortization                  38,799         39,647
      Accretion expense                                 4,811             --
      Exploration cost                                     --          3,099
      Loss on disposal of fixed assets                     --         10,100
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                         (13,766)       (23,288)
    Decrease in crude oil inventories                 ( 4,834)       (19,141)
    Decrease in prepaid expenses                       27,970         24,658
    Decrease in accounts payable
      and accrued liabilities                         (14,669)       ( 8,327)
                                                     ---------      ---------
   Net cash provided by (used in)
     operating activities                             196,311        (47,110)
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (  7,343)       (11,800)
                                                     ---------      ---------
   Net cash used in investing activities             (  7,343)       (11,800)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt              ( 11,329)       ( 5,408)
                                                     ---------      ---------
   Net cash used in financing activities             ( 11,329)       ( 5,408)
                                                     ---------      ---------
Net increase (decrease) in cash                       177,639        (64,318)
Cash at beginning of period                           502,839        614,416
                                                     ---------      ---------
Cash at end of period                                $680,478       $550,098
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the three months for interest       $   --         $   16
                                                     =========      =========
  Cash paid during the three months for income taxes   $  325         $  325
                                                     =========      =========
The Accompanying Notes are an Integral Part of These Financial Statements.

       7                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003
                                  (UNAUDITED)


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

A summary of the Company's significant accounting policies is contained in its December 31, 2002 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2002 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2003 and the results of its operations and its cash flows for the three month periods ended March 31, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 2003 and 2002.


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


(5) INCOME TAX PROVISION

The Company's income tax provision consists mainly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.


(6) CHANGE IN ACCOUNTING PRINCIPLE

In accordance with Statement of Financial Accounting Standards No. 143, ''Accounting for Assets Retirement Obligations'', effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations
(ARO) relating to well abandonment costs from expensing such costs in the year the wells are abandoned to recording a liability when such costs are incurred in order to provide a better matching of revenue and expenses and to improve interim financial reporting.

Upon adoption of SFAS 143, the Company was required to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and an asset retirement cost was capitalized as part of the carrying value of the associated asset. Upon initial application of SFAS 143, a cumulative effect of a change in accounting principle was also required in order to recognize a liability for any existing ARO's adjusted for cumulative accretion, an increase to the carrying amount of the associated long-lived asset and accumulated depreciation on the capitalized cost.

Subsequent to initial measurement, liabilities are required to be accreted to their present value each period and capitalized costs are depreciated over the estimated useful life of the related assets. Upon settlement of the liability, the Company will settle the obligation against its recorded amount and will record any resulting gain or loss. As a result of the adoption of SFAS 143 on January 1, 2003, the Company recorded a $272,849 increase in the net capitalized cost of its oil and gas properties.

The effect of these changes for the quarter ending March 31, 2003, resulted in a decrease in income from continuing operations of $5,945. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003.
The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on three months ended March 31, 2003     (5,945)             --

     Pro Forma effect on three months
       ended March 31, 2002:

          As reported                              $(73,858)         $(0.03)
          Pro Forma                                 (79,607)          (0.03)

There are no legally restricted assets for the settlement of asset retirement obligations.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2003                 $882,885
        Incurred during the period                            --
        Settled during the period                             --
        Accretion expense                                  4,811
        Revisions in estimates                                --
                                                         -------
     Ending Balance, March 31, 2003                     $887,696
                                                         =======

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first quarter of 2003 increased by approximately $13.68 per equivalent barrel when compared with the same period for 2002. During the first quarter of 2003 the Company experienced 56 separate price changes compared with 24 price changes during the same period for 2002. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $177,639 for the three months ended March 31, 2003. During the first quarter of 2003, operating activities increased cash by $196,311. Capital spending of $7,343 and principal payments on long-term debt totaling $11,329, reduced cash for the first quarter of 2003. See the Statements of Cash Flows for additional detailed information. A $100,000 line of credit, unused at March 31, 2003, provided additional liquidity during the first quarter of 2003.

                        FORWARD LOOKING INFORMATION

The Company's average crude oil price has decreased by approximately $2.50 per barrel since March 31, 2003.

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

       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003
  COMPARED TO THE QUARTER ENDED MARCH 31, 2002


REVENUES

Oil and gas revenue increased by 90% for the three months ended March 31, 2003 when compared with the same period for 2002. Oil and gas revenue increased by 84% due to higher average crude oil prices for the first quarter of 2003.
The average price of the Company's oil and gas for the first quarter of 2003 increased by approximately $13.70 per equivalent barrel when compared to the same period of 2002. Revenues also increased by 6% due to higher production of crude oil. The Company's net revenue share of crude oil production increased by approximately 1,000 barrels for the first three months of 2003. The increase in crude oil production is primarily the result of the Company's acquisition, effective April 1, 2002, of a 36.5% working interest in three oil and gas properties in the Carneros Creek field (the Company previously owned 63.5% of the working interest).


OPERATING EXPENSES

Operating expenses increased by 6% for the first quarter of 2003. The cost to produce an equivalent barrel of crude oil during the first quarter of 2003 remained unchanged at approximately $14.00 per barrel when compared with the production costs for the first quarter of 2002. The increase in operating expenses for the first quarter of 2003 is due primarily to the difference between the quarterly crude oil inventory adjustments. During the first quarter of 2002, the crude oil inventory adjustment reduced operating expenses by approximately $19,000. The crude oil inventory adjustment for the first quarter of 2003 reduced operating expenses by approximately $4,800.


GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by approximately 7% for the first three months of 2003 when compared with the same period for 2002. There were minor reductions in several cost categories that combined to generate the overall favorable reduction in general and administrative expenses, no single variance was significant.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 2% for the first quarter of 2003, when compared with the same period for 2002. The decrease is due primarily to the decrease in the depletion rate. The depletion rate decreased as a result of an increase in the estimated oil and gas reserves.

OTHER INCOME

Interest income decreased due primarily to the decline in interest rates. The Company disposed of a well servicing rig in the first Quarter of 2002 with a net book value of $10,100. The Company received approximately $16,000 as a settlement of lease oil antitrust litigation, also in the first quarter of 2002.


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

     b. No Form 8-K's were filed during the three months ended March 31, 2003.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 14, 2003                          J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  May 14, 2003                         JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

PAGE <15>

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

PAGE <16>

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Dated: May 14, 2003



                                      By:     J. BEN HATHAWAY
                                          -----------------------
                                              J. Ben Hathaway
                                          Chief Executive Officer

PAGE <17>

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


  Dated: May 14, 2003



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer