Form 10QSB
period 2003-06-30
PYRAMID OIL CO
filed 2003-08-14
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended June 30, 2003

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at June 30, 2003)

FINANCIAL STATEMENTS
                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                               June 30,     December 31,
                                                 2003           2002
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  633,817     $  502,839
  Short-term investments                         850,000        850,000
  Trade accounts receivable                      215,149        201,777
  Interest receivable                             57,790         54,689
  Crude oil inventory                             51,795         50,153
  Prepaid expenses                                47,566        103,324
  Deferred income taxes                           18,166         22,911
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,874,283      1,785,693
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,733,670     10,521,514
  Capitalized asset retirement costs             272,649             --
  Drilling and operating equipment             2,793,674      2,793,674
  Land, buildings and improvements               936,681        936,681
  Automotive, office and other
    property and equipment                       977,657        970,314
                                             ------------   ------------
                                              15,714,331     15,222,183
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,847,307)   (13,570,579)
                                             ------------   ------------
                                               1,867,024      1,651,604
                                             ------------   ------------

                                              $3,741,307     $3,437,297
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 2003           2002
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $  218,627     $   44,065
  Accrued professional fees                       16,544         24,633
  Accrued taxes, other than income taxes              --         21,925
  Accrued payroll and related costs               36,865         31,060
  Accrued royalties payable                       79,432         76,360
  Accrued insurance                               17,333         46,222
  Interest payable                                    --          5,514
  Loan payable to a related party                     --         36,166
  Current maturities of long-term debt            25,316         97,652
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               394,117        383,597
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         22,418         35,076
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        888,521             --
                                             ------------   ------------
DEFERRED INCOME TAXES                             18,166         22,911
                                             ------------   ------------
COMMITMENTS and CONTINGENCIES (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,346,475      1,924,103
                                             ------------   ------------
                                               2,418,085      2,995,713
                                             ------------   ------------
                                              $3,741,307     $3,437,297
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.







        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  2003        2002         2003        2002
                               ---------   ---------    ---------   ---------
REVENUES                        $487,222    $427,087   $1,025,830    $710,370
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             266,944     275,444      509,349     503,889
  Exploration costs                   --         676           --       3,775
  General and administrative      87,993     126,698      172,541     217,459
  Taxes, other than income
    and payroll taxes             13,121      13,684       27,738      28,540
  Provision for depletion,
    depreciation and
    amortization                  38,050      44,333       76,849      83,980
  Accretion expense                4,800          --        9,611          --
  Other costs and expenses         9,667       3,350       10,753       5,414
                               ---------   ---------    ---------   ---------
                                 420,575     464,185      806,841     843,057
                               ---------   ---------    ---------   ---------
OPERATING INCOME (LOSS)           66,647    ( 37,098)     218,989    (132,687)
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                  5,248       9,352        9,504      20,411
  Loss on disposal of assets          --          --           --     (10,100)
  Other income                     3,600       3,600        7,200      24,713
  Interest expense                 ( 208)     (   36)      (2,081)     (   52)
                               ---------   ---------    ---------   ---------
                                   8,640      12,916       14,623      34,972
                               ---------   ---------    ---------   ---------
INCOME (LOSS) BEFORE
 INCOME TAX PROVISION             75,287     (24,182)     233,612     (97,715)
   Income tax provision              800         800        1,125       1,125
                               ---------   ---------    ---------   ---------
NET INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING
  PRINCIPLE                       74,487     (24,982)     232,487     (98,840)
   Cumulative effect on prior
     years of change in method
     of accounting for asset
     retirement obligation            --          --     (810,115)         --
                               ---------   ---------    ---------   ---------
NET INCOME (LOSS)              $  74,487   $ (24,982)   $(577,628)  $ (98,840)
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.

       5                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  2003        2002         2003        2002
                               ---------   ---------    ---------   ---------
EARNINGS PER COMMON SHARE

  Basic:
    Income (Loss) Before
      Cumulative Effect of
      Change in Accounting
      Principle                    $0.03      $(0.01)      $ 0.09      $(0.04)
    Cumulative effect on
      prior years of change
      in method of accounting
      for asset retirement
      obligation                      --          --        (0.32)         --
                               ---------   ---------    ---------   ---------
    Net Income (Loss)              $0.03      $(0.01)      $(0.23)     $(0.04)
                               =========   =========    =========   =========

  Diluted:
    Income (Loss) Before
      Cumulative Effect of
      Change in Accounting
      Principle                    $0.03      $(0.01)      $ 0.09      $(0.04)
    Cumulative effect on
      prior years of change
      in method of accounting
      for asset retirement
      obligation                      --          --        (0.32)         --
                               ---------   ---------    ---------   ---------
    Net Income (Loss)              $0.03      $(0.01)      $(0.23)     $(0.04)
                               =========   =========    =========   =========

Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.









       6                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(577,628)     $ (98,840)
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
      Cumulative effect on prior years of change
        in method of accounting for asset
        retirement obligation                          810,115             --
      Provision for depletion,
        depreciation and amortization                   76,849         83,980
      Accretion expense                                  9,611             --
      Exploration costs                                     --          3,775
      Decrease in asset retirement obligation           (3,975)            --
      Loss on disposal of fixed assets                      --         10,100
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                          (16,473)       (38,497)
    Increase in crude oil inventories                   (1,642)        (5,545)
    Decrease in prepaid expenses                        55,758         47,472
    Increase (decrease) in accounts payable
      and accrued liabilities                          119,022        (64,892)
                                                      --------       --------
Net cash provided by (used in) operating activities    471,637        (62,447)
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (219,499)       (38,651)
                                                      --------       --------
Net cash used in investing activities                 (219,499)       (38,651)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt               (121,160)       ( 8,742)
                                                      --------       --------
Net cash used in financing activities                 (121,160)       ( 8,742)
                                                      --------       --------
Net increase (decrease) in cash                        130,978       (109,840)
Cash at beginning of period                            502,839        614,416
                                                      --------       --------
Cash at end of period                                 $633,817       $504,576
                                                      ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the six months for interest         $7,387         $   52
                                                      ========       ========
  Cash paid during the six months for income taxes     $1,125         $1,125
                                                      ========       ========

   The Accompanying Notes Are an Integral Part of These Financial Statements.

       7                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2003 and the results of its operations and its cash flows for the six month periods ended June 30, 2003 and 2002. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 2003 and 2002.

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

Subsequent to initial measurement, liabilities are required to be accreted to their present value each period and capitalized costs are depreciated over the estimated useful life of the related assets. Upon settlement of the liability, the Company will settle the obligation against its recorded amount and will record any resulting gain or loss. As a result of the adoption of SFAS 143 on January 1, 2003, the Company recorded a $272,649 increase in the net capitalized cost of its oil and gas properties.

The effect of these changes for the six months ending June 30, 2003, resulted in a decrease in income from continuing operations of $11,870. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003.
The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on six months ended June 30, 2003       (11,870)             --

     Pro Forma effect on six months
       ended June 30, 2002:
          As reported                             $( 98,840)         $(0.04)
          Pro Forma                                (110,338)          (0.04)

There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of June 30, 2003, because the Company records a valuation allowance on net operating losses and deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2003                 $882,885
        Incurred during the period                        (3,975)
        Settled during the period                             --
        Accretion expense                                  9,611
        Revisions in estimates                                --
                                                         -------
     Ending Balance, June 30, 2003                      $888,521
                                                         =======

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the second quarter of 2003 increased by approximately $2.30 when compared with the same period for 2002. Average crude oil prices for the first six months of 2003 increased by approximately $7.70 per equivalent barrel when compared with the same period for 2002. At the end of the second quarter of 2003, crude oil prices had decreased by approximately $1.25 per barrel when compared with crude oil prices at December 31, 2002. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $130,978 for the six months ended June 30, 2003. During the first half of 2003, operating activities provided cash of $471,637. This was offset by capital expenditures of $219,499 and principal payments on long-term debt totaling $121,160 during the first six months of 2003. Capital expenditures for the second quarter of 2003 included approximately $212,000 for the drilling and completion of a new well in the Company's Carneros Creek oil and gas area. The new well was placed on production at the end of the second quarter. See the Statements of Cash Flows for additional detailed information. A $100,000 line of credit, unused at June 30, 2003, provided additional liquidity during the first half of 2003.


                        FORWARD LOOKING INFORMATION

The Company's average crude oil price has increased by approximately thirty-five cents per barrel since June 30, 2003.

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


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003
  COMPARED TO THE QUARTER ENDED JUNE 30, 2002


REVENUES

Oil and gas revenues increased by 14% for the three months ended June 30, 2003 when compared with the same period for 2002. Oil and gas revenues increased by 10% due to higher average crude oil prices for the second quarter of 2003. The average price of the Company's oil and gas for the second quarter of 2003 increased by approximately $2.30 per equivalent barrel when compared to the same period of 2002. Revenues increased by 4% due to slightly higher production of crude oil. The Company's net revenue share of crude oil production increased by approximately 700 barrels for the second quarter of 2003.


OPERATING EXPENSES

Operating expenses decreased by approximately 3% for the second quarter of 2003. The cost to produce an equivalent barrel of crude oil decreased by approximately $1.00 for the second quarter of 2003 when compared with the second quarter of 2002. Operating costs for the second quarter of 2003 decreased by approximately 4% due to lower costs for repair and maintenance of the Company's production equipment, trucks and vehicles.


GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by approximately 30% for the quarter ended June 30, 2003. Legal services decreased by 26% during the second quarter of 2003. During the second quarter of 2002, legal fees were incurred related to certain transactions contemplated by the Board of Directors for the acquisition of the Company's common stock from its major shareholders.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 14% for the second quarter of 2003, when compared with the same period for 2002. The decrease is due primarily to a 12% decline in depletion charges. The reduction in depletion is due to a decrease in the depletion rate due to higher crude oil reserves at January 1, 2003.


INTEREST INCOME

Interest income decreased by approximately $4,000 during the second quarter of 2003, when compared with the same period for 2002. The decrease in interest income is due primarily to the decline in interest rates.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.



RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002


REVENUES

Oil and gas revenues increased by 44% for the six months ended June 30, 2003 when compared with the same period for 2002. Oil and gas revenues increased by approximately 39% due to higher average crude oil prices for the first half of 2003. The average price of the Company's oil and gas for the first six months of 2003 increased by approximately $7.70 per equivalent barrel when compared with the same period for 2002. The Company's net revenue share of crude oil production increased by approximately 1,700 barrels for the six months ended June 30, 2002.


OPERATING EXPENSES

Operating expenses increased by approximately 1% for the six months ended June 30, 2003, when compared with the same period for 2002. The cost to produce an equivalent barrel of crude oil decreased by approximately fifty cents per barrel for the six months ended June 30, 2003, due to higher production of crude oil during the first half of 2003. Operating costs for the first six months of 2003 decreased by approximately 4% due to lower costs for repair and maintenance of the Company's production equipment, trucks and vehicles.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by approximately 21% for the six months ended June 30, 2003, when compared with the same period for 2002. Legal services decreased by 17% during the first six months of 2003. During the second quarter of 2002, legal fees were incurred related to certain transactions contemplated by the Board of Directors for the acquisition of the Company's common stock from its major shareholders.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 8.5% for the six months ended June 30, 2003, when compared with the same period for 2002. Depletion decreased by 10% for the six months ended June 30, 2003.
The decrease in depletion is due primarily to the decrease in the depletion rate due to higher crude oil reserves at January 1, 2003.


INTEREST INCOME

Interest income decreased by approximately $11,000 during the six months ended June 30, 2003, when compared with the same period for 2002. The decrease in interest income is due primarily to the decline in interest rates.


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

     On June 5, 2003, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Two items were voted on during the meeting; election of Directors and approval of Auditors. The shareholders elected J. Ben Hathaway, John H. Alexander, Thomas W. Ladd, Gary L. Ronning and John E. Turco to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders also approved the selection of Singer Lewak Greenbaum & Goldstein, LLP as auditors for 2003. Each item is fully described in the Company's Proxy dated April 30,2003.

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

         a.  Exhibits

             99.1  Written Statement of the Chief Executive Officer Pursuant
                     to 18 U.S.C. Section 1350
             99.2  Written Statement of the Chief Financial Officer Pursuant
                     to 18 U.S.C. Section 1350

         b. No Form 8-K's were filed during the three months ended June 30, 2003.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 14, 2003                       J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated: August 14, 2003                      JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

PAGE <16>

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

PAGE <17>

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Dated: August 14, 2003



                                      By:     J. BEN HATHAWAY
                                          -----------------------
                                              J. Ben Hathaway
                                          Chief Executive Officer

PAGE <18>

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

PAGE <19>

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Dated: August 14, 2003



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer