Form 10QSB
period 2003-09-30
PYRAMID OIL CO
filed 2003-11-12
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             --------------------

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended September 30, 2003

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

               Yes   X                             No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    COMMON STOCK WITHOUT PAR VALUE                   2,494,430
            (Class)                      (Outstanding at September 30, 2003)

FINANCIAL STATEMENTS
                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                             September 30,  December 31,
                                                 2003           2002
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  602,175     $  502,839
  Short-term investments                         850,000        850,000
  Trade accounts receivable                      180,609        201,777
  Interest receivable                             60,098         54,689
  Crude oil inventory                             52,952         50,153
  Prepaid expenses                                30,998        103,324
  Deferred income taxes                           18,166         22,911
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  1,794,998      1,785,693
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,772,157     10,521,514
  Capitalized asset retirement costs             272,649             --
  Drilling and operating equipment             2,800,925      2,793,674
  Land, buildings and improvements               936,681        936,681
  Automotive, office and other
    property and equipment                     1,016,332        970,314
                                             ------------   ------------
                                              15,798,744     15,222,183
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,882,964)   (13,570,579)
                                             ------------   ------------
                                               1,915,780      1,651,604
                                             ------------   ------------

                                              $3,710,778     $3,437,297
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,  December 31,
                                                 2003           2002
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $   38,074     $   44,065
  Accrued professional fees                       25,200         24,633
  Accrued taxes, other than income taxes          10,365         21,925
  Accrued payroll and related costs               45,610         31,060
  Accrued royalties payable                       73,744         76,360
  Accrued insurance                                   --         46,222
  Interest payable                                    --          5,514
  Loan payable to a related party                     --         36,166
  Current maturities of long-term debt            38,688         97,652
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               231,681        383,597
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         42,834         35,076
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        893,321             --
                                             ------------   ------------
DEFERRED INCOME TAXES                             18,166         22,911
                                             ------------   ------------
COMMITMENTS and CONTINGENCIES (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,453,166      1,924,103
                                             ------------   ------------
                                               2,524,776      2,995,713
                                             ------------   ------------
                                              $3,710,778     $3,437,297
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.







        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended       Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                  2003        2002         2003        2002
                               ---------   ---------    ---------   ---------
REVENUES                        $506,801    $439,354   $1,532,631  $1,149,724
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             268,408     274,233      777,757     778,122
  Exploration costs                   --       2,942           --       6,717
  General and administrative      83,693      94,513      256,234     311,972
  Taxes, other than income
    and payroll taxes             13,798      13,877       41,536      42,417
  Provision for depletion,
    depreciation and
    amortization                  35,657      42,602      112,506     126,582
  Accretion expense                4,800          --       14,411          --
  Other costs and expenses         2,066       7,584       12,819      12,998
                               ---------   ---------    ---------   ---------
                                 408,422     435,751    1,215,263   1,278,808
                               ---------   ---------    ---------   ---------
OPERATING INCOME (LOSS)           98,379       3,603      317,368    (129,084)
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                  4,712       8,477       14,216      28,888
  Gain on sale of assets              --         300           --         300
  Loss on disposal of assets          --          --           --     (10,100)
  Other income                     3,600       3,600       10,800      28,313
  Interest expense                    --          --       (2,081)     (   52)
                               ---------   ---------    ---------   ---------
                                   8,312      12,377       22,935      47,349
                               ---------   ---------    ---------   ---------
INCOME (LOSS) BEFORE
 INCOME TAX PROVISION            106,691      15,980      340,303     (81,735)
   Income tax provision               --          --        1,125       1,125
                               ---------   ---------    ---------   ---------
NET INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING
  PRINCIPLE                      106,691      15,980      339,178     (82,860)
   Cumulative effect on prior
     years of change in method
     of accounting for asset
     retirement obligation            --          --     (810,115)         --
                               ---------   ---------    ---------   ---------
NET INCOME (LOSS)              $ 106,691   $  15,980    $(470,937)  $ (82,860)
                               =========   =========    =========   =========
  The Accompanying Notes Are an Integral Part of These Financial Statements.

       5                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended       Nine months ended
                                   September 30,           September 30,
                               ---------------------    ---------------------
                                  2003        2002         2003        2002
                               ---------   ---------    ---------   ---------
EARNINGS PER COMMON SHARE

  Basic:
    Income (Loss) Before
      Cumulative Effect of
      Change in Accounting
      Principle                    $0.04      $ 0.01       $ 0.13      $(0.03)
    Cumulative effect on
      prior years of change
      in method of accounting
      for asset retirement
      obligation                      --          --        (0.32)         --
                               ---------   ---------    ---------   ---------
    Net Income (Loss)              $0.04      $ 0.01       $(0.19)     $(0.03)
                               =========   =========    =========   =========

  Diluted:
    Income (Loss) Before
      Cumulative Effect of
      Change in Accounting
      Principle                    $0.04      $ 0.01       $ 0.13      $(0.03)
    Cumulative effect on
      prior years of change
      in method of accounting
      for asset retirement
      obligation                      --          --        (0.32)         --
                               ---------   ---------    ---------   ---------
    Net Income (Loss)              $0.04      $ 0.01       $(0.19)     $(0.03)
                               =========   =========    =========   =========

Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                              PYRAMID OIL COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                     Nine months ended
                                                        September 30,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(470,937)     $ (82,860)

  Adjustments to reconcile net loss to cash provided by (used in) operating activities:

      Cumulative effect on prior years of change
        in method of accounting for asset
        retirement obligation                          810,115             --
      Provision for depletion,
        depreciation and amortization                  112,506        126,582
      Accretion expense                                 14,411             --
      Exploration costs                                     --          6,717
      Decrease in asset retirement obligation           (3,975)            --
      Gain on sale of assets                                --           (300)
      Loss on disposal of fixed assets                      --         10,100

  Changes in assets and liabilities:

    Decrease (Increase) in trade accounts
      and interest receivable                           15,759        (38,374)
    Increase in crude oil inventories                   (2,799)       (13,851)
    Decrease in prepaid expenses                        72,326         31,622
    (Decrease) in accounts payable
      and accrued liabilities                          (56,786)       (21,632)
                                                      --------       --------
         Net cash provided by
            operating activities                       490,620         18,004
                                                      --------       --------

                              PYRAMID OIL COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                     Nine months ended
                                                        September 30,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               $(303,912)     $ (45,165)
  Proceeds from sales of assets                             --            300
                                                      --------       --------
       Net cash used in investing activities          (303,912)       (44,865)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt               (127,489)       (12,075)
   Proceeds from issuance of long-term debt             40,117             --
                                                      --------       --------
       Net cash used in financing activities          ( 87,372)       (12,075)
                                                      --------       --------
Net increase (decrease) in cash                         99,336        (38,936)

Cash at beginning of period                            502,839        614,416
                                                      --------       --------
Cash at end of period                                 $602,175       $575,480
                                                      ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the nine months for interest         $7,387         $   52
                                                      ========       ========

  Cash paid during the nine months for income taxes     $1,125         $1,125
                                                      ========       ========

   The Accompanying Notes Are an Integral Part of These Financial Statements.








       8                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2003
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2003 and the results of its operations and its cash flows for the nine month periods ended September 30, 2003 and 2002. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 2003 and 2002.

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

The effect of these changes for the nine months ending September 30, 2003, resulted in a decrease in income from continuing operations of $17,795. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003. The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on nine months ended
       September 30, 2003                           (17,795)          (0.01)

     Pro Forma effect on nine months
       ended September 30, 2002:
          As reported                             $( 82,860)         $(0.03)
          Pro Forma                                (100,106)          (0.04)

There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of September 30, 2003, because the Company records a valuation allowance on net operating losses and deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2003                 $882,885
        Incurred during the period                        (3,975)
        Settled during the period                             --
        Accretion expense                                 14,411
        Revisions in estimates                                --
                                                         -------
     Ending Balance, September 30, 2003                 $893,321
                                                         =======

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the third quarter of 2003 increased by approximately $1.70 when compared with the same period for 2002. Average crude oil prices for the first nine months of 2003 increased by approximately $5.70 per equivalent barrel when compared with the same period for 2002. At the end of the third quarter of 2003, crude oil prices had decreased by approximately $2.90 per barrel when compared with crude oil prices at December 31, 2002. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $99,336 for the nine months ended September 30, 2003. During the first nine months of 2003, operating activities provided cash of $490,620. This was offset by capital expenditures of $303,912 and principal payments on long-term debt totaling $127,489 during the first nine months of 2003. Capital expenditures during 2003 included approximately $244,000 for the drilling and completion of a new well in the Company's Carneros Creek oil and gas area. The new well was placed into production at the end of the second quarter. See the Statements of Cash Flows for additional detailed information. A $100,000 line of credit, unused at September 30, 2003, provided additional liquidity during the first half of 2003.


                        FORWARD LOOKING INFORMATION

During the third quarter of 2003, the Company drilled a new well on one of its existing leases in the Carneros Creek field of Kern County. This well was completed and hydraulically fractured and is currently producing approximately 30 barrels per day of 31 gravity oil. This additional oil production has resulted in increased revenues for the Company. The Company is currently evaluating other existing wells in this area for the possibility of stimulation using hydraulic fracturing methods.

The Company's average crude oil price has increased by approximately $1.70 per barrel since September 30, 2003.

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


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002


REVENUES

Oil and gas revenues increased by 15% for the three months ended September 30, 2003 when compared with the same period for 2002. Oil and gas revenues increased by 7% due to higher average crude oil prices for the third quarter of 2003. The average price of the Company's oil and gas for the third quarter of 2003 increased by approximately $1.70 per equivalent barrel when compared to the same period of 2002. Revenues increased by 8% due to higher crude oil production. The Company's net revenue share of crude oil production increased by approximately 1,400 barrels for the third quarter of 2003. The increase in crude oil production is due to the drilling of a new well in the second quarter of 2003.


OPERATING EXPENSES

Operating expenses decreased by approximately 2% for the three months ended September 30, 2003 when compared with the same period for 2002. The cost to produce an equivalent barrel of crude oil decreased by approximately $1.50 for the third quarter of 2003 when compared with the third quarter of 2002, due to higher production of crude oil during the third quarter of 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by approximately 11% for the three months ended September 30, 2003 when compared with the same period for 2002. Expenses were lower for legal fees, consulting services, office and computer supplies and sundry other expense categories.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 16% for the third quarter of 2003, when compared with the same period for 2002. The decrease is due primarily to an 18% decline in depletion charges. The reduction in depletion is due to a decrease in the depletion rate due to higher crude oil reserves at January 1, 2003.


INTEREST INCOME

Interest income decreased by approximately $4,000 during the three months ended September 30, 2003 when compared with the same period for 2002. The decrease in interest income is due primarily to the decline in interest rates.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002


REVENUES

Oil and gas revenues increased by 33% for the nine months ended September 30, 2003 when compared with the same period for 2002. Oil and gas revenues increased by approximately 27% due to higher average crude oil prices for the first nine months of 2003. The average price of the Company's oil and gas for the first nine months of 2003 increased by approximately $5.70 per equivalent barrel when compared with the same period for 2002. The Company's net revenue share of crude oil production increased by approximately 3,100 barrels for the nine months ended September 30, 2002. The increase in crude oil production is due primarily to the drilling of a new well in the second quarter of 2003.

OPERATING EXPENSES

Operating expenses decreased by less than $500 for the nine months ended September 30, 2003, when compared with the same period for 2002. The cost to produce an equivalent barrel of crude oil decreased by approximately eighty-four cents per barrel for the nine months ended September 30, 2003, due to higher production of crude oil during the first nine months of 2003.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by approximately 18% for the nine months ended September 30, 2003, when compared with the same period for 2002. Legal services decreased by 13% during the first nine months of 2003. During the second quarter of 2002, legal fees were incurred related to certain transactions contemplated by the Board of Directors for the acquisition of the Company's common stock from its major shareholders.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by 11% for the nine months ended September 30, 2003, when compared with the same period for 2002. Depletion decreased by 13% for the nine months ended September 30, 2003. The decrease in depletion is due primarily to the decrease in the depletion rate due to higher crude oil reserves at January 1, 2003.

INTEREST INCOME

Interest income decreased by approximately $15,000 during the nine months ended September 30, 2003, when compared with the same period for 2002. The decrease in interest income is due primarily to the decline in interest rates.


LOSS ON DISPOSAL OF ASSETS

The Company disposed of a well servicing rig in the first quarter of 2002 with a net book value of $10,100.


OTHER INCOME

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

         b. No Form 8-K's were filed during the three months ended September 30, 2003.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 12, 2003
                                             J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated: November 12, 2003
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

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


   Dated: November 12, 2003



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


  Dated: November 12, 2003



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer