Form 10KSB
period 2003-12-31
PYRAMID OIL CO
filed 2004-03-30
CIK 81318

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]  Transition report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from      to

                        Commission File Number 0-5525

                             PYRAMID OIL COMPANY
                (Name of small business issuer in its charter)

          CALIFORNIA                                     94-0787340
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        2008 - 21st. Street, P. O. Box 832                 93302
              Bakersfield, California
      (Address of principal executive offices)           (Zip Code)

   Issuer's telephone number:  (661) 325-1000

   Securities registered under Section 12 (b) of the Exchange Act:  NONE

   Securities registered under Section 12 (g) of the Exchange Act:

                               Common Stock
                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended December 31, 2003 were $2,070,414.

The aggregate market value on March 11, 2004, of the voting shares held by non-affiliates was approximately $1,229,000 based on the average closing sales prices of the registrant's Common Stock on such date.

At March 30, 2004, there were 2,494,430 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes    No  X

                          PYRAMID OIL COMPANY

                    2003 FORM 10-KSB ANNUAL REPORT

                          Table of Contents

                                                                Page
                               PART I


Item  1.    Description of Business   . .  . .  . .  . .          4

Item  2.    Description of Property   . .  . .  . .  . .          9

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         12

Item  4.    Submission of Matters to a Vote of
              Security Holders.  . .  . .  . .  . .  . .         12

                               PART II

Item  5.    Market for Common Equity and Related
              Stockholder Matters. .  . .  . .  . .  . .         12

Item  6.    Management's Discussion and Analysis
              or Plan of Operation .  . .  . .  . .  . .         13

Item  7.    Financial Statements . .  . .  . .  . .  . .         20

Item  8.    Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure .  . .         49

Item  8A.   Controls and Procedures . . .  . .  . .  . .         49

                               PART III

Item  9.    Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section
              16(a) of the Exchange Act .  . .  . .  . .         49

Item 10.    Executive Compensation .  . .  . .  . .  . .         49

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters  .  . .  . .  . .  . .         50

Item 12.    Certain Relationships and Related Transactions       50

Item 13.    Exhibits and Reports on Form 8-K .  . .  . .         50

Item 14.    Principal Accountant Fees and Services   . .         52

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

Pyramid acquires interests in land and producing properties through acquisition and lease on which it drills and/or operates crude oil or natural gas wells in efforts to discover and/or to produce oil and gas. Crude oil and natural gas produced from these properties are sold to various refineries and pipeline companies. The majority of all oil and gas properties that Pyramid owns and operates is for its own account. Pyramid also participates in specific joint ventures with other companies in the development of oil and gas properties. Pyramid's interests in these properties will vary depending on the availability of said interests and their locations. Although the Company owns some minor oil and gas interests in New York and Wyoming, all of the Company's operations and major revenue producing properties are in California.

The Company's executive offices are located at 2008 21st Street, Bakersfield, California, 93301, telephone (661) 325-1000, facsimile (661) 325-0100.


DESCRIPTION OF BUSINESS - OIL AND GAS OPERATIONS

EXPLORATION AND DEVELOPMENT

Pyramid operates in a highly competitive industry wherein many companies, from large multinational companies to small independent producers, are competing for a finite amount of oil and gas resources. The Company seeks out properties to explore for oil and gas by drilling and also seeks out producing oil and gas properties that can be purchased and operated. Management believes that under the right economic conditions, several of the producing properties that the Company owns could have further developmental potential. Certain oil properties currently owned and operated by the Company may be receptive to enhanced oil recovery procedures under certain economic conditions.

OIL AND GAS PRODUCTION OPERATIONS

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. All of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. During 2003, the Company operated 20 leases within California, with total annual gross oil production exceeding 500 barrels per lease. Production activities primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

Primary recovery of oil and gas is by means of natural flow(s) or artificial lift of oil and gas from a single well bore. Natural gas and petroleum fluids enter the well bore by means of reservoir pressure or gravity flow; fluids and gases are moved to the surface by natural pressure or by means of artificial lift (pumping). In secondary recovery operations, liquids or gases are injected into the reservoirs for the purpose of augmenting reservoir energy or increasing reservoir temperatures. Secondary recovery operations, usually, but not always, are done after the primary-recovery phase has passed.

The Company employs field level personnel (i.e., pumpers, rig crews, roustabouts and equipment operators) that perform basic daily activities associated with producing oil and gas. Daily operations include inspections of surface facilities and equipment, gauging, reporting and shipping oil, and routine maintenance and repair activities on wells, production facilities and equipment. The Company owns and maintains various pieces of equipment necessary for employees to perform various repair and maintenance tasks on Company properties. Such equipment consists of service rigs, mobile pumps, vacuum trucks, hot oil truck, backhoe, trucks and trailers.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 121 wells, and of these, approximately 65 were in operation during 2003. Operations continue to be reduced on specific properties that are currently generating a marginal gross profit in an effort to hold the properties until economic conditions warrant full scale operations. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.

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


MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 50.4% and 45.4%, respectively, of Pyramid's crude oil and gas sales in 2003. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. ConocoPhillips and Kern Oil have been customers of the Company for over ten years. Natural gas is sold to companies in the area of operations. The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year.


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

ENVIRONMENTAL

The Company's activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. These laws may require the acquisition of permits relating to certain ongoing operations, for drilling, emissions, waste water disposal and other air and water quality controls. In view of the uncertainty and unpredictability of environmental statutes and regulations, the Company cannot ensure that such laws and regulations will not materially and adversely affect the business of the Company. The Company does not currently anticipate any material effect on its capital expenditures or earnings as the result of governmental regulations, enacted or proposed, concerning environmental protection or the discharge of material into the environment. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations.


COMMITMENTS AND CONTINGENCIES

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include down-hole plugging and abandonment of wells, future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have been accrued and recorded in the financial statements. See
Note 9 of Notes to Financial Statements included in Item 7 of this Form
10-KSB.


OTHER

The Company employed twelve full-time people as of December 31, 2003, four of whom were office or administrative personnel, and the rest of whom were field level personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union or labor contracts.

The Company had no material research and development costs for the three years ended December 31, 2003.

All of the Company's revenues during 2003 were derived from domestic sources.

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

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had no significant proved undeveloped properties at December 31, 2003, 2002 and 2001.


(b)  OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by System Technology Associates, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
     January 1, 2004               555,000              83,000
                2003               554,000             105,000
                2002               323,000              37,000
                2001               341,000              72,000
                2000               361,000              65,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2003.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $4,617,000 at December 31, 2003, $4,325,000 at December 31, 2002, $1,250,000 at December 31, 2001, $2,311,000
at December 31, 2000, and $2,718,000 at December 31, 1999.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2003      2002      2001       2000      1999
                       ----      ----      ----       ----      ----
Crude oil (Bbls)      74,000    66,000    77,000     71,000     84,000

Natural gas (MCF)      7,500    11,000     9,000      9,000     24,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2003       2002      2001      2000       1999
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $27.60     $22.86    $21.02    $26.16     $15.49
                       =====      =====     =====     =====      =====
  Natural gas         $ 5.77     $ 3.08    $ 4.80    $ 3.14     $ 1.82
                       =====      =====     =====     =====      =====

Production costs      $15.80     $15.30    $13.30    $13.60     $ 8.70
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 2003, was approximately $29.40 per barrel and the average selling price of Pyramid's gas at December 31, 2003, was approximately $6.50 per MCF.

As of December 31, 2003, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     144       128              21,377     5,834
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

The Company drilled one new well in 2003 on the Anderson lease in the Carneros Creek Field. No wells were drilled in 2002, 2001, 2000, and 1999, although the Company did participate as a non-operator in 2001 and 2000 in the drilling of joint-venture wells.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 2003, Pyramid held positions in unproven acreage in the following locations:

                                                       ACRES
                                                 ------------------
                                                  Gross        Net
                                                 ------      ------
New York
    Mount Morris and Livingston Counties         34,800       9,788
                                                 ======       =====


(c)  REAL PROPERTY OWNED

Pyramid owned the following real property as of December 31, 2003, all located in California.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.


                                  PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the OTC Bulletin Board under the symbol "PYOL". The following are high and low sales prices for each quarter of 2003 and 2002, and reflect inter-dealer prices without retail markup, markdown or commission.

                                        High         Low
                                        ----        -----
    Fiscal Quarter Ending 2003
         March 31,                    $0.9700      $0.6000
         June 30,                      0.9000       0.6000
         September 30,                 0.7000       0.6400
         December 31,                  0.9500       0.6300
    Fiscal Quarter Ending 2002
         March 31,                     1.1500       0.6000
         June 30,                      1.1500       0.8900
         September 30,                 1.0100       0.6000
         December 31,                  0.8500       0.5700

At December 31, 2003, the Company had 373 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company has paid no dividends on its common shares for the past five years. The Company has received a proposal from a shareholder to pay a cash dividend. This dividend proposal will be included in the proxy statement for the 2004 Annual Meeting of Shareholders and will be voted upon by the shareholders.

The Company did not issue or repurchase any securities during 2003.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


IMPACT OF CHANGING PRICES

Average prices increased by approximately $4.95 per equivalent crude oil and gas barrel sold during 2003 as compared with average prices for 2002. In 2003 there were 204 separate crude oil price changes, as compared with 111 price changes in 2002. The difference between the highest and lowest posted prices in 2003 was $14.50 per barrel. By comparison, this same differential in 2002 and 2001 was $14.90 and $12.50 per barrel, respectively. Continuing uncertainty in crude oil prices has made it impractical for the Company to make any commitments to further develop its oil and gas properties. Crude oil prices must stabilize for a long-term period, at economic levels, before resources would be available to expand the Company's oil and gas reserves.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $606,799 at December 31, 2003 for an increase of $103,960 when compared to December 31, 2002. Operating activities in 2003 generated cash of $529,973. During 2003, cash was consumed by capital spending of $360,416 and principal payments on the Company's long-term debt totaling $136,047. This was offset by proceeds from the issuance of long-term debt of $70,450. The components of the changes in cash for 2003 are described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. During 2003, the Company had short-term investments of $850,000 which provided additional liquidity. Short-term investments consist of certificates of deposit having original maturities of three months or more. A $100,000 line of credit, unused at December 31, 2003, also provided additional liquidity during 2003.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended December 31, 2004. In addition to its current assets, the Company also has a credit facility for $100,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

     As of December 31, 2003, the amount of cash, cash equivalents, and other current assets was equal to $1,928,000 in the aggregate. This amount is equal to approximately all of the operating expenses that the Company incurred during the entire fiscal year ended December 31, 2003.

     As of December 31, 2003, the Company had approximately $1,928,000 in current assets, and only $386,000 of current liabilities.

     As of December 31, 2003, the Company had only $59,000 of long-term indebtedness (net of current maturities).

The Company is not a party to any off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets. Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners and specific rework of existing properties to enhance production and expansion of its sales of crude oil and natural gas in California. If necessary, Pyramid could sell certain nonessential assets, such as idle work-over rigs, to raise capital for the benefit of these programs.

The Company drilled one well in the year ended December 31, 2003. No wells were drilled in the year ended December 31, 2002. The Company's crude oil reserves for the years ended December 31, 2003 and 2002, were stable. The Company was able to replace current production by drilling the new well in 2003.

The Company's business plan, implemented to deal with the unstable crude oil market of the past, has been to concentrate its efforts and resources on maintaining oil and gas production on existing properties and deferring certain developmental and exploration activities until crude oil prices increase. This has enabled the Company to preserve its position on certain developmental properties during the periods of low oil prices and to conserve its capital.

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


FORWARD-LOOKING INFORMATION

Looking forward into 2004, crude oil prices have increased by $2.95 per barrel as of March 29, 2004, compared to prices at December 31, 2003. There have been 45 separate price changes since December 31, 2003. The Company is unable to predict any future price changes that would impact the remainder of 2004.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2004, by routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2003. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


Results of Operations for the Fiscal Year Ended December 31, 2003
  Compared to the Fiscal Year Ended December 31, 2002


REVENUES

Oil and gas sales increased by 28% for the year ended December 31, 2003, when compared with the same period for 2002. Oil and gas sales increased by 23% due to higher average prices for 2003. The average price of the Company's oil and gas increased by approximately $4.95 per equivalent barrel for 2003 when compared to 2002. An increase in crude oil production/sales of approximately 3,700 barrels increased revenues by an additional 5%. The increase in crude oil production is due primarily to the drilling of a new well that was placed into production at the end of June 2003.


OPERATING EXPENSES

Operating expenses increased by approximately 13% for the year ended December 31, 2003, when compared with the same period of 2002. The cost to produce an equivalent barrel of crude oil increased by approximately $1.14 per barrel for 2003 when compared to 2002. Operating expenses increased by 7% as a result of fracturing procedures that were conducted on two separate wells in an attempt to stimulate production on these wells. The costs of the frac jobs were approximately $74,000. Operating parts and supplies increased by approximately 5% due to a number of factors, none of which increased costs by more than 2%. These costs tend to be cyclical in nature and can vary from year to year. Labor costs increased by approximately 4% due primarily to an increase in hourly wages that was effective July 1, 2003 and an increase in overtime wages. Insurance costs increased by approximately 2% for 2003 due primarily to higher rates for employee health insurance, workers' compensation and general liability premiums.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by approximately 14% for the year ended December 31, 2003, when compared with the same period for 2002.
Legal services decreased by 10% during 2003.   Legal fees were higher in 2002
due to activities related to certain transactions contemplated by the Board of Directors for the acquisition of the Company's common stock from its major shareholders.

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


OTHER INCOME (EXPENSE)

Interest income decreased by approximately $21,600 during the year ended December 31, 2002, when compared with the same period for 2001. The decrease in interest income is due primarily to a decline in interest rates. During the year ended December 31, 2001, the Company sold certain fixed assets and equipment and its interest in a non-producing oil and gas lease for a gain of approximately $75,000. These assets had little or no net book value. The loss on disposal of assets reflects the scrapping of a well servicing rig in the first quarter of 2002 with a net book value of $10,100.

RECENT ACCOUNTING DEVELOPMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. This statement is not applicable to the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not applicable to the Company.

ITEM 7- FINANCIAL STATEMENTS

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2003

                                                                     Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. . . . . . . . . . . . . .   21-22


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2003 and 2002 . . . . . . . . . .   23-24
    Statements of operations - years ended
      December 31, 2003, 2002 and 2001  . . . . . . . . . . . . . .   25-26
    Statements of shareholders' equity - years ended
      December 31, 2003, 2002 and 2001  . . . . . . . . . . . . . .   27
    Statements of cash flows - years
      ended December 31, 2003, 2002 and 2001  . . . . . . . . . . .   28-29
    Notes to financial statements . . . . . . . . . . . . . . . . .   30

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Pyramid Oil Company


We have audited the accompanying balance sheet of Pyramid Oil Company (a California corporation) as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, the Company changed its method of accounting for asset retirement costs effective January 1, 2003.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 24, 2004

    THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT.
            THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN.



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of Pyramid Oil Company:


We have audited the accompanying balance sheet of Pyramid Oil Company (a California corporation) as of December 31, 2001, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Los Angeles, California
March 1, 2002

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY
                                BALANCE SHEETS

                                    ASSETS

                                                      December 31,
                                               --------------------------
                                                 2003            2002
                                               ----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $   606,799      $    502,839
   Short-term investments                        850,000           850,000
   Trade accounts receivable
     (net of reserve for doubtful
     accounts of $4,000 in 2003
     and 2002)                                   217,460           201,777
   Interest receivable                            63,430            54,689
   Crude oil inventory                            48,417            50,153
   Prepaid expenses                              114,411           103,324
   Deferred income taxes                          27,927            22,911
                                               ---------        ----------
         Total current assets                  1,928,444         1,785,693
                                               ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and
     equipment (successful
     efforts method)                          10,769,838        10,521,514
   Capitalized asset retirement costs            290,450                --
   Drilling and operating equipment            1,819,360         1,812,109
   Land, buildings and improvements              947,426           936,681
   Automotive, office and
     other property and equipment                967,244           880,149
                                              ----------        ----------
                                              14,794,318        14,150,453
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances                (12,925,901)      (12,537,086)
                                              ----------        ----------
                                               1,868,417         1,613,367
                                              ----------        ----------
OTHER ASSETS (net of accumulated
 depreciation and valuation allowance
 of $1,033,493 in 2003 and 2002)                  38,237            38,237
                                              ----------        ----------
                                             $ 3,835,098       $ 3,437,297
                                              ==========        ==========
The accompanying notes are an integral part of these balance sheets.

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,
                                              ----------------------------
                                                  2003              2002
                                              ----------        ----------

CURRENT LIABILITIES:
   Accounts payable                         $    95,651        $    44,065
   Accrued professional fees                     33,972             24,633
   Accrued taxes, other than
     income taxes                                19,785             21,925
   Accrued payroll and related costs             38,727             31,060
   Accrued royalties payable                     78,084             76,360
   Accrued insurance                             47,825             46,222
   Interest payable                                  --              5,514
   Loan payable to related party                     --             36,166
   Current maturities of long-term debt          44,049             97,652
   Deferred income taxes                         27,927             22,911
                                              ---------         ----------
      Total current liabilities                 386,020            406,508
                                              ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                      59,248             35,076
                                              ---------         ----------
LIABILITY FOR ASSET RETIREMENT OBLIGATION       930,306                 --
                                              ---------         ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,494,430 shares                       1,071,610          1,071,610
   Retained earnings                          1,387,914          1,924,103
                                             ----------         ----------
                                              2,459,524          2,995,713
                                             ----------         ----------

                                            $ 3,835,098        $ 3,437,297
                                             ==========         ==========

The accompanying notes are an integral part of these balance sheets.

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                              Year ended December 31,
                                       --------------------------------------
                                          2003          2002          2001
                                       ----------    ----------    ----------
REVENUES:                             $ 2,070,414   $ 1,616,041   $ 1,680,074
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,186,632     1,046,690     1,053,583
  Exploration costs                            --         7,007        43,527
  General and administrative              346,568       403,603       359,854
  Taxes, other than income and
    payroll taxes                          53,521        55,531        59,695
  Provision for depletion,
    depreciation and amortization         168,268       172,390       185,660
  Accretion expense                        54,262            --            --
  Other costs and expenses                 18,663        16,488        16,156
                                        ---------     ---------    ----------
                                        1,827,914     1,701,709     1,718,475
                                        ---------     ---------    ----------
OPERATING INCOME (LOSS)                   242,500    (   85,668)  (    38,401)
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          20,246        36,935        58,520
  Gain on settlement                           --            --       395,708
  Gain on sales of property
    and equipment                              --           300        74,860
  Loss on disposal of assets                   --    (   10,100)           --
  Other income                             14,400        31,912        45,561
  Interest expense                     (    2,095)   (    5,566)   (    3,194)
                                       ----------     ---------     ---------
                                           32,551        53,481       571,455
                                       ----------     ---------     ---------
INCOME (LOSS) BEFORE
 INCOME TAX PROVISION                     275,051    (   32,187)      533,054
  Income tax provision                      1,125         1,125         1,025
                                       ----------     ---------     ---------
NET INCOME (LOSS) BEFORE
 CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE                  273,926    (   33,312)      532,029
  Cumulative effect on prior years
   of change in method of accounting
   for asset retirement obligation     (  810,115)           --            --
                                       ----------     ---------     ---------
NET (LOSS) INCOME                     $(  536,189)  $(   33,312)   $  532,029
                                       ==========     =========     =========

The accompanying notes are an integral part of these statements.

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                              Year ended December 31,
                                       --------------------------------------
                                          2003          2002          2001
                                       ----------    ----------    ----------
EARNINGS PER COMMON SHARE

  Basic:
   Income (loss) before
    cumulative effect of change
    in accounting principle           $       .11   $      (.01)  $       .21
   Cumulative effect on prior
    Years of change in method of
    Accounting for asset
    Retirement obligation                    (.32)           --            --
                                       ----------     ---------     ---------
   BASIC (LOSS) INCOME                $      (.21)  $      (.01)  $       .21
                                       ==========     =========     =========
 Diluted:
  Income (loss) before
    cumulative effect of change
    in accounting principle           $       .11   $      (.01)  $       .21
   Cumulative effect on prior
    Years of change in method of
    Accounting for asset
    Retirement obligation                    (.32)           --            --
                                       ----------     ---------     ---------
   DILUTED (LOSS) INCOME              $      (.21)  $      (.01)  $       .21
                                       ==========     =========     =========
Weighted average number of
  common shares outstanding             2,494,430     2,494,430     2,494,430
                                       ==========     =========    ==========

The accompanying notes are an integral part of these statements.

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY





                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 2000      2,494,430       $1,071,610     $1,425,386

  Net income                            --               --        532,029
                                 ---------        ---------      ---------
Balances, December 31, 2001      2,494,430        1,071,610      1,957,415

  Net loss                              --               --     (   33,312)
                                 ---------        ---------      ---------
Balances, December 31, 2002      2,494,430        1,071,610      1,924,103

  Net loss                              --               --     (  536,189)
                                 ---------        ---------      ---------
Balances, December 31, 2003      2,494,430       $1,071,610     $1,387,914
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.

                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                          --------------------------------
                                             2003       2002        2001
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                       $(536,189) $( 33,312)   $ 532,029
  Adjustments to reconcile net (loss)
    income to net cash provided
    by operating activities:
      Cumulative effect on prior years of
        change in method of accounting
        for asset retirement obligation     810,115         --           --
      Provision for depletion,
        depreciation and amortization       168,268    172,390      185,660
      Accretion expense                      54,262         --           --
      Decrease in asset
        retirement obligation               ( 3,973)        --           --
      Exploration costs                          --      7,007       43,527
      Gain on sale of
        property and equipment                   --    (   300)     (74,860)
      Loss on disposal of fixed assets        7,000     10,100          --
  Changes in operating assets
    and liabilities:
      (Increase) decrease in trade
        accounts and interest receivable    (24,424)   (94,985)      51,233
      (Increase) decrease in crude
        oil inventories                       1,736    ( 2,598)       8,601
      Increase in prepaid expenses          (11,087)   ( 9,734)     ( 9,360)
      Increase (decrease) in
         accounts payable and
         accrued liabilities                 64,265     12,917      (19,420)
                                            -------    -------      -------
  Net cash provided by
    operating activities                    529,973     61,485      717,410
                                            -------    -------      -------

      The accompanying notes are an integral part of these statements.

                                PYRAMID OIL COMPANY
                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                 Year ended December 31,
                                              ------------------------------
                                                 2003      2002        2001
                                               -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                       (360,416)  (302,402)    (202,595)
  Proceeds from sale of
    property and equipment                         --        300      114,600
  Net change in short-term investments             --         --     (600,000)
                                              -------    -------      -------
  Net cash used in investing activities      (360,416)  (302,102)    (687,995)
                                              -------    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt        (136,047)  ( 15,409)   ( 71,727)
  Proceeds from issuance of long-term debt      70,450    144,449      55,001
                                               -------    -------     -------
Net cash provided by (used in)
    financing activities                      ( 65,597)   129,040    ( 16,726)
                                               -------    -------     -------
Net (decrease) increase in cash
  and cash equivalents                         103,960   (111,577)     12,689

Cash and cash equivalents
  at beginning of year                         502,839    614,416     601,727
                                               -------    -------     -------
Cash and cash equivalents at end of year     $ 606,799  $ 502,839   $ 614,416
                                               =======    =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                               $   7,609  $      --   $   3,194
                                               =======    =======     =======
Cash paid during the year
  for income taxes                           $   1,125  $   1,125   $   1,025
                                               =======    =======     =======

The accompanying notes are an integral part of these statements.


                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2003


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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2003


OTHER ASSETS

Other Assets reflects the fixed assets, net of depreciation and valuation allowances, of the Company's former well service division, that was shut-down during 1993. These assets are non-productive and are being held for resale.


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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. There were no material impairment reserves recorded in the three years ended December 31, 2003.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2003


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2003, 2002 and 2001 were $0.95, $1.21 and $1.30, respectively.

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2003


assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

CONCENTRATION OF CREDIT RISK

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 50.4%, and 45.4%, respectively, of Pyramid's crude oil and gas sales in 2003. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 55% and 44% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2003. Trade receivables were approximately 53.1% and 39.3% attributable to Kern Oil and Refining and Tosco Refining respectively at December 31, 2002.


NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. This statement is not applicable to the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not applicable to the Company.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2003


2.  LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt at December 31, 2003 and 2002, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       2003         2002
                                                    ---------    ---------
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $999
    principal only, zero interest charges,
    final payment in 2005.                          $  23,965     $ 35,947

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,111
    principal only, zero interest charges,
    final payment in 2004.                             11,111       24,445

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,114
    principal only, zero interest charges,
    final payment in 2006.                             37,888           --

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $632
    principal only, zero interest charges,
    final payment in 2007.                             30,334           --

  Notes payable to three individuals (a)
    unsecured, principal and accrued interest
    due April 11, 2003, interest at 7%.                    --      108,502
                                                      -------      -------
                                                      103,298      168,894
  Less - current maturities                          ( 44,049)    (133,818)
                                                      -------      -------
                                                     $ 59,248     $ 35,076
                                                      =======      =======

  (a) Mr. John H. Alexander, an officer and director of the Company, is one of the payee individuals. Mr. Alexander's share of the notes payable is $36,166. See Note 4, Related-Party Transaction of Notes to Financial Statements for additional information.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2003

At December 31, 2003 approximately $157,000 of gross property and equipment was pledged as collateral to secure approximately $103,300 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 2004            $ 44,049
                                     2005              32,938
                                     2006              18,727
                                     2007               7,583
                                                      -------
                                                     $103,298
                                                      =======

At December 31, 2003, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $100,000 through May 31, 2004. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 4.0% at December 31, 2003.

3.   INCOME TAXES

   Income tax provision (benefit) consists of the following:

                                            Year Ended December 31,
                                      -----------------------------------
                                       2003           2002          2001
                                      -------        -------       ------
   Federal income taxes:
     Current                        $  32,016      $( 17,332)    $ 110,704
     Utilization of NOL's            ( 32,016)        17,332      (110,704)
     Deferred                              --             --            --
                                      -------        -------       -------
                                           --             --            --
                                      -------        -------       -------
   State income taxes:
     Current                          ( 3,542)       (25,962)       25,912
     Utilization of NOL's               4,667         27,087       (24,887)
     Deferred                              --             --            --
                                      -------        -------       -------
                                        1,125          1,125         1,025
                                      -------        -------       -------
   Income tax provision              $  1,125       $  1,125      $  1,025
                                      =======        =======       =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2003

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                                Year Ended December 31,
                                          -----------------------------------
                                            2003         2002          2001
                                          --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate         $(182,304)   $( 10,944)    $ 181,238
   Net operating loss carryover           ( 54,438)      10,944      (110,704)
   Statutory depletion                    ( 60,047)          --      ( 55,273)
   Cumulative effect of change in
     accounting principle                  295,736           --            --
   Section 196(a) restoration of basis          --           --      (  9,256)
   Other                                     2,178        1,125      (  4,980)
                                          --------     --------      --------
   Income tax provision                  $   1,125    $   1,125     $   1,025
                                          ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2003          2002          2001
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     27,927   $    22,911   $    15,490
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    27,927        22,911        15,490
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   2,156,444     2,357,135     2,432,954
  Gross liabilities             (   86,164)   (   60,839)   (   53,548)
  Valuation allowance           (2,098,207)   (2,319,207)   (2,394,896)
                                ----------     ---------     ---------
                                (   27,927)   (   22,911)   (   15,490)
                                ----------     ---------     ---------
                               $        --   $        --   $        --
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2003

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                                  December 31,
                                    ---------------------------------------
                                        2003          2002          2001
                                    -----------   -----------   -----------
    Accounts receivable             $     1,600    $    1,600   $     1,600
    Net operating loss
      carry forwards                    456,979       683,750       820,519
    Statutory depletion
      carryover                       1,699,464     1,673,385     1,612,435
    Accrued liabilities                  26,327        21,311        13,890
                                     ----------     ---------     ---------
    Total deferred tax assets         2,184,370     2,380,046     2,448,444
    Property and equipment           (   86,163)   (   60,839)   (   53,548)
    Valuation allowance              (2,098,207)   (2,319,207)   (2,394,896)
                                     ----------     ---------     ---------
                                    $        --   $        --   $        --
                                     ==========     =========     =========

At December 31, 2003, a valuation allowance has been provided against a significant portion of the deferred tax assets generated by net operating loss carryforwards and the statutory depletion carryover due to the uncertainty of their future utilization.

The Company has federal income tax net operating loss carry forwards of approximately $1,235,000, which expire, to the extent not used, starting in 2003 through 2022. For California franchise tax purposes, as of December 31, 2003 the Company has unused net operating loss carryforwards of approximately $397,000, a portion of which expire each year starting in 2004.

At December 31, 2003, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $4,998,000, which currently has no expiration date.

As of December 31, 2003, the Company has no investment tax credit carryforward available to reduce future taxes payable for financial reporting and federal income tax purposes. Approximately $27,000 of these credits expired in 2001. Upon expiration, the Company has claimed a current deduction on their federal tax return.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2003


4. RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $122,000, $100,000 and $98,000 in 2003, 2002 and 2001, respectively.

Effective April 1, 2002, the Company acquired the remaining working interest in the above referenced oil and gas lease in the Carneros Creek field and working interests in two other leases in the same area from the investor group noted above. The investor group acquired these working interests from the Company's former joint venture partner in these three oil and gas leases as the result of a court ordered settlement agreement concluding litigation between the investor group and the joint venture partner. The investor group sold the working interests to the Company for $217,000. Mr. John H. Alexander, Vice President of the Company, owns a thirty-three percent interest in the investor group. The Company had notes payable to the investor group in the amount of $108,502 at the end of December 31, 2002, of which $108,502 was paid-off on the notes payable in 2003.


5. FOURTH QUARTER RESULTS (UNAUDITED)

During the fourth quarter of 2003, the Company adjusted the liability for asset retirement obligation due to a change in the remaining life of certain of its oil and gas properties. These changes were based on adjustments made to the Company's oil and gas reserves by independent consultants. The effect of these adjustments was to decrease net income by approximately $36,000 in the fourth quarter of 2003.


6. COMMITMENTS AND CONTINGENCIES

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include down-hole plugging and abandonment of wells, future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have been accrued and recorded in the financial statements. See
Note 9, Change in Accounting Principles.

The Company is subject to certain litigation within the normal course of business. In management's opinion, the resolution of such litigation would not have a material adverse effect upon the financial position of the Company, although the resolution in any reporting period of such litigation could have

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2003

a material impact on Pyramid's results of operations for that period.

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


8.  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employees contributions up to 3% of their salaries. Contributions of $11,052, $10,587 and $10,324 were made during the years ended December 31, 2003, 2002 and 2001, respectively.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2003

(9) CHANGE IN ACCOUNTING PRINCIPLE

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

Subsequent to initial measurement, liabilities are required to be accreted to their present value each period and capitalized costs are depreciated over the estimated useful life of the related assets. Upon settlement of the liability, the Company will settle the obligation against its recorded amount and will record any resulting gain or loss. As a result of the adoption of SFAS 143 on January 1, 2003, the Company recorded a $290,450 and $225,983 increase in the capitalized cost and accumulated depreciation, respectively, of its oil and gas properties.

The effect of these changes for the twelve months ending December 31, 2003, resulted in a decrease in income from continuing operations of $59,698. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003. The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on twelve months ended
       December 31, 2003                            (59,698)          (0.02)

     Pro Forma effect on twelve months
       ended December 31, 2002:
          As reported                             $( 33,312)         $(0.01)
          Pro Forma                                ( 56,307)          (0.02)

There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of December 31, 2003, because the Company records a valuation allowance on net operating losses and deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2003                 $882,885
        Incurred during the period                        (3,974)
        Settled during the period                             --
        Accretion expense                                 54,262
        Revisions in estimates                            (2,867)
                                                         -------
     Ending Balance, December 31, 2003                  $930,306
                                                         =======

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 2003


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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2003, 2002 and 2001 were as follows:

                                         2003         2002         2001
                                      ----------   ----------   ----------
Proved properties                    $10,591,300  $10,343,000  $10,115,000
Unproved properties
  being amortized                        178,600      178,600      178,600
Unproved properties
  not being amortized                         --           --           --
Capitalized asset retirement costs       290,500           --           --
Accumulated depletion,
  depreciation, amortization
  and valuation allowances           (10,306,400) (10,009,200)  (9,926,300)
                                      ----------    ---------    ---------
                                     $   754,000  $   512,400  $   367,300
                                      ==========    =========    =========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2003


The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  2003            2002           2001
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved reserves:
  Beginning of year            554     105     323      37     341     72
  Revisions of previous
    estimates                   75     (15)    297      79      59    (26)
  Extensions, discoveries
    and other additions         --      --      --      --      --     --
  Production                   (74)    ( 7)    (66)    (11)    (77)   ( 9)
                              ----    ----    ----    ----    ----   ----
  End of year                  555      83     554     105     323     37
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            554     105     323      37     341     72
                              ====    ====    ====    ====    ====   ====
  End of year                  555      83     554     105     323     37
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2003


The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  2003          2002          2001
                               ----------    ----------    ----------
Proved developed reserves
  (Present value before
   income taxes)               $4,617,000    $4,325,000    $1,250,000
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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                       2003          2002          2001
                                      -------       -------       -------
Property acquisition costs           $     --      $228,000      $  7,000
Exploration costs                          --         7,000        44,000
Development costs                     255,000            --        12,000
Asset retirement costs                290,500            --            --


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2003


The results of operations for oil and gas producing activities for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                     2003          2002         2001
                                  ----------    ----------    ----------
Sales                            $ 2,071,000   $ 1,616,000   $ 1,680,000
Production costs                   1,232,000     1,095,000     1,107,000
Exploration costs                         --         7,000        44,000
Accretion expense                     54,000            --            --
Depletion, depreciation,
  and amortization                    77,000        83,000       102,000
                                   ---------     ---------     ---------
                                     708,000       431,000       427,000
Income tax (benefit) provision         1,200         1,200         1,200
                                   ---------     ---------     ---------
Results of operations from
  production activities          $   706,800   $   429,800   $   425,800
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                     2003          2002          2001
                                  ----------    ----------    ----------
Future cash inflows              $17,380,000   $16,490,000   $ 5,529,000
Future development and
  production costs                 8,792,000     9,166,000     3,538,000
Future abandonment costs             736,000            --            --
Future income tax expense             12,000        12,000        12,000
                                  ----------    ----------    ----------
Future net cash flow               7,840,000     7,312,000     1,979,000
10% annual discount                3,230,000     2,994,000       736,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 4,610,000   $ 4,318,000   $ 1,243,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2003


The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2003, 2002 and 2001 were as follows:

                                         2003          2002          2001
                                      ----------    ----------    ----------
Extensions                           $        --   $        --   $        --
Revisions of previous estimates
 Price changes                           952,000     1,588,000      (871,000)
 Quantity estimate                       690,000     2,494,000       216,000
Change in production rates,
  timing and Other                      (208,000)     (611,000)     ( 63,000)
Development costs incurred               255,000            --        12,000
Changes in estimated future
  development costs                     (255,000)           --      ( 12,000)
Changes in estimated future
  abandonment costs                     (736,000)           --            --
Sales of oil and gas, net of
  production costs                      (839,000)     (521,000)     (573,000)
Accretion of discount                    433,000       125,000       231,000
                                      ----------    ----------    ----------
                                         292,000     3,075,000    (1,060,000)
Net change in income taxes                    --            --            --
                                      ----------    ----------    ----------
Net (decrease) increase              $   292,000   $ 3,075,000   $(1,060,000)
                                      ==========    ==========    ==========


Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves, as well as certain abandonment costs, based on year-end cost estimates and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying the year-end effective tax rate to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2003


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

The increase in the standardized measure of discounted future net cash flows at December 31, 2003, of $292,000 is due primarily to higher crude oil prices at year end. The changes in crude oil prices at the end of each year has a significant impact on the valuation of the Company's reserves and discounted future net cash flows. Higher crude oil prices at the end of 2003 increased the discounted future net cash flows by approximately $690,000 due to revisions of previous quantity estimates and by $952,000 due to price changes. This was offset by the recognition of future abandonment costs of $736,000.

The increase in the standardized measure of discounted future net cash flows at December 31, 2002, of $3,075,000 is due primarily to higher crude oil prices at year end. The changes in crude oil prices at the end of each year has a significant impact on the valuation of the Company's reserves and discounted future net cash flows. Higher crude oil prices at the end of 2002 increased the discounted future net cash flows by approximately $2,494,000 due to revisions of previous quantity estimates and by $1,588,000 due to price changes.

The decrease of $1,060,000 in the Company's standardized measure of future net cash flows for the year ended December 31, 2001 is due primarily to revisions
of previous estimates due to price changes.   Lower crude oil prices at the
end of 2001 reduced the discounted future net cash flows by approximately $871,000.

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS

                                        2003         2002
                                    ----------    ----------
    REVENUES:

      Quarter Ended:
          March 31                  $   538,608   $   283,678
          June 30                       487,222       427,087
          September 30                  506,801       439,354
          December 31                   537,783       465,922
                                     ----------    ----------
                                    $ 2,070,414   $ 1,616,041
                                     ==========    ==========
    NET INCOME (LOSS):

      Quarter Ended:
          March 31 (a)              $  (652,115)  $  ( 73,858)
          June 30                        74,487      ( 24,982)
          September 30                  106,691        15,980
          December 31 (b)              ( 65,252)       49,548
                                     ----------    ----------
                                    $  (536,189)  $  ( 33,312)
                                     ==========    ==========
    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:
          March 31 (a)              $      (.26)  $      (.03)
          June 30                           .03          (.01)
          September 30                      .04           .01
          December 31 (b)                  (.02)          .02
                                     ----------    ----------
                                    $      (.21)  $      (.01)
                                     ==========    ==========

(a) Reflects the implementation of SFAS #143, Accounting for Asset Retirement Obligations, effective January 1, 2003 (see Note 9 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

(b) Reflects adjustments to the asset retirement obligations made by the Company and recorded in the fourth quarter amounts (see Note 5 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None

ITEM 8A - CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act), the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to the disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. No change in the Company's internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                  PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2004 Annual Meeting of Shareholders.

The Board of Directors met three times in 2003. Only non-employee directors revceive payment for service as directors of the Company. Non-employee directors receive $300 for each board meeting attended. Each director received a total of $600 in directors fees during 2003. The Board meetings were attended by all of the Directors.

The Company has adopted a code of ethics that is applicable to all of its directors, officers and employees. A copy of the code is available at no charge to any person who sends a request for a copy to the Corporate Secretary, Pyramid Oil Company, P.O. Box 832, Bakersfield, California 93302.


ITEM 10 - EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2004 Annual Meeting of Shareholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2004 Annual Meeting of Shareholders.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $122,000 in 2003, $100,000 in 2002 and $98,000 in 2001.

Effective April 1, 2002, the Company acquired the remaining working interest in the above referenced oil and gas lease in the Carneros Creek field and working interests in two other leases in the same area from the investor group noted above. The investor group acquired these working interests from the Company's former joint venture partner in these three oil and gas leases as the result of a court ordered settlement agreement concluding litigation between the investor group and the joint venture partner. The investor group sold the working interests to the Company for $217,000. Mr. John H. Alexander, Vice President of the Company, owns a thirty-three percent interest in the investor group. The Company had notes payable to the investor group in the amount of $108,502 at the end of December 31, 2002, of which $108,502 was paid-off on the notes payable in 2003.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants
            Balance Sheets at December 31, 2003 and 2002.
            Statements of Operations for the three years in the period ended December 31, 2003.
            Statements of Shareholders' Equity for the three
              years in the period ended December 31, 2003.
            Statements of Cash Flows for the three
              years in the period ended December 31, 2003.
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

        31.1  Certification of Chief Executive Officer Pursuant to 15 U.S.C.
              Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2  Certification of Chief Financial Officer pursuant to 15 U.S.C.
              Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99    Letter to Securities and Exchange Commission regarding
                Arthur Andersen's representations (4)

(1) Incorporated by reference from Exhibits 18-1 and 18-2, respectively, to the Registrant's 1971 Form 10.

(2) Incorporated by reference from the Registrant's August 25, 1986 Proxy Statement.

(3) Incorporated by reference from Exhibits 10.1 and 10.2 to the Registrants June 30, 2001 Form 10-QSB.

(4) Incorporated by reference from Exhibits 10.3, 10.4 and 99 to the Registrants December 31, 2001 Form 10-KSB.


(b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter of 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company hereby incorporates by reference the information contained under the section entitled ''Principal Accounting Fees and Services'' or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2004 Annual Meeting of Shareholders.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 30, 2004                         By:    J. BEN HATHAWAY
                                           ----------------------
                                              J. Ben Hathaway
                                             Director/President
                                          Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     J. BEN HATHAWAY          Director/President            March 30, 2004
---------------------------   Chief Executive Officer
     J. Ben Hathaway


    JOHN H. ALEXANDER         Director/Vice President       March 30, 2004
---------------------------
    John H. Alexander


      THOMAS W. LADD          Director                      March 30, 2004
---------------------------
      Thomas W. Ladd

      GARY L. RONNING         Director                      March 30, 2004
---------------------------
      Gary L. Ronning

       JOHN E.  TURCO         Director                      March 30, 2004
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/           March 30, 2004
---------------------------  Principal Accounting and
   Lee G. Christianson       Financial Officer