Form 10QSB
period 2004-03-31
PYRAMID OIL CO
filed 2004-05-13
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2004

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at March 31, 2004)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 2004           2003
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  807,611     $  606,799
  Short-term investments                         850,000        850,000
  Trade accounts receivable                      271,524        217,460
  Interest receivable                             64,454         63,430
  Crude oil inventory                             67,127         48,417
  Prepaid expenses                                83,865        114,411
  Deferred income taxes                           27,927         27,927
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  2,172,508      1,928,444
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,786,068     10,769,838
  Capitalized asset retirement costs             290,450        290,450
  Drilling and operating equipment             1,819,360      1,819,360
  Land, buildings and improvements               947,426        947,426
  Automotive, office and other
    property and equipment                       968,320        967,244
                                             ------------   ------------
                                              14,811,624     14,794,318
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (12,971,407)   (12,925,901)
                                             ------------   ------------
                                               1,840,217      1,868,417
                                             ------------   ------------

OTHER ASSETS                                      36,819         38,237
                                             ------------   ------------
                                              $4,049,544     $3,835,098
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 2004           2003
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                           $    45,701    $    95,651
  Accrued professional fees                       22,434         33,972
  Accrued taxes, other than income taxes          19,785         19,785
  Accrued payroll and related costs               46,249         38,727
  Accrued royalties payable                       88,442         78,084
  Accrued insurance                               31,544         47,825
  Current maturities of long-term debt            44,049         44,049
  Deferred income taxes                           27,927         27,927
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               326,131        386,020
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         47,680         59,248
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        934,851        930,306
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,669,272      1,387,914
                                             ------------   ------------
                                               2,740,882      2,459,524
                                             ------------   ------------
                                              $4,049,544     $3,835,098
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
  REVENUES                                          $599,296       $538,608
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               301,614        242,405
    General and administrative                        89,580         84,548
    Taxes, other than income
      and payroll taxes                               13,187         14,617
    Provision for depletion,
      depreciation and amortization                   45,506         38,799
    Accretion expense                                  4,545          4,811
    Other costs and expenses                           3,626          1,086
                                                 ------------   ------------
                                                     458,058        386,266
                                                 ------------   ------------
  OPERATING INCOME                                   141,238        152,342
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                    3,263          4,256
    Gain on sale of other assets                     133,582             --
    Other income                                       3,600          3,600
    Interest expense                                      --        ( 1,873)
                                                 ------------   ------------
                                                     140,445          5,983
                                                 ------------   ------------
 INCOME BEFORE INCOME
     TAX PROVISION                                   281,683        158,325
   Income tax provision                                  325            325
                                                 ------------   ------------
NET INCOME BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE                281,358        158,000
    Cumulative effect on prior years of
      change in method of accounting for
      asset retirement obligation                         --       (810,115)
                                                 ------------   ------------
  NET INCOME (LOSS)                                $ 281,358      $(652,115)
                                                 ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
EARNINGS PER COMMON SHARE

  Basic:
    Income (Loss) Before Cumulative Effect
      of Change in Accounting Principle               $ 0.11         $ 0.06
    Cumulative effect on prior years of change
      in method of accounting for asset
      retirement obligation                               --          (0.32)
                                                 ------------   ------------
    Net Income (Loss)                                 $ 0.11         $(0.26)
                                                 ============   ============
  Diluted:
    Income (Loss) Before Cumulative Effect
      of Change in Accounting Principle               $ 0.11         $ 0.06
    Cumulative effect on prior years of change
      in method of accounting for asset
      retirement obligation                               --          (0.32)
                                                 ------------   ------------
    Net Income (Loss)                                 $ 0.11         $(0.26)
                                                 ============   ============

  Weighted average number of
    common shares outstanding                      2,494,430      2,494,430
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.
















       6                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                  Three months ended March 31,
                                                      2004           2003
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $281,358      $(652,115)
  Adjustments to reconcile net income
    (loss) to cash provided by (used in)
    operating activities:
      Cumulative effect on prior years of
        change in method of accounting for
        asset retirement obligation                        --        810,115
      Provision for depletion,
        depreciation and amortization                  45,506         38,799
      Gain on sale of other assets                   (133,582)            --
      Accretion expense                                 4,545          4,811
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                         (55,088)       (13,766)
    Decrease in crude oil inventories                 (18,710)       ( 4,834)
    Decrease in prepaid expenses                       30,546         27,970
    Decrease in accounts payable
      and accrued liabilities                         (59,889)       (14,669)
                                                     ---------      ---------
    Net cash provided by operating activities          94,686        196,311
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               ( 17,306)       ( 7,343)
  Proceeds from sales of other assets                 135,000             --
                                                     ---------      ---------
   Net cash provided by (used in)
     investing activities                             117,694        ( 7,343)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt              ( 11,568)       (11,329)
                                                     ---------      ---------
   Net cash used in financing activities             ( 11,568)       (11,329)
                                                     ---------      ---------
Net increase (decrease) in cash                       200,812        177,639
Cash at beginning of period                           606,799        502,839
                                                     ---------      ---------
Cash at end of period                                $807,611       $680,478
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the three months for income taxes   $  325         $  325
                                                     =========      =========

The Accompanying Notes are an Integral Part of These Financial Statements.

       7                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2004
                                  (UNAUDITED)


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

A summary of the Company's significant accounting policies is contained in its December 31, 2003 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2003 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2004 and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 2004 and 2003.


(3)  COMMITMENTS

In April, the Company entered into a Joint Venture Agreement with two oil companies, Prime Natural Resources, LLC of Houston, Texas and North Arm Resources, Inc. Of Wayzata, Minnesota for the drilling of a 5,500 foot exploratory well in the Blackwell's Corner area of Kern Country California. This drilling prospect contains approximately 1,100 acres and was developed by employing 3-D seismic technology and geology. The Company purchased a 25% position in the prospect for approximately $53,000 and will be the Operator. The new well is scheduled for drilling in mid May of 2004, with an estimated cost of approximately $400,000 for a dry-hole look and $560,000 to complete as a producer. The Company's share of these costs would be 25%. If this well is successful, additional wells may be drilled within this prospect area.

The Company has entered into various employment agreements with key executive employees. In the event the key executives are dismissed, the Company would incur approximately $1,042,000 in costs.

(4) OTHER INCOME

The Company sold a well servicing hoist in the first quarter of 2004 for a gain of $133,582.


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

The effect of these changes for the quarter ending March 31, 2003, resulted in a decrease in income from continuing operations of $5,945. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003.
The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on three months ended March 31, 2003     (5,945)             --

     Effect on three months ended March 31, 2004     (5,970)             --


There are no legally restricted assets for the settlement of asset retirement obligations.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2004                 $930,306
        Incurred during the period                            --
        Settled during the period                             --
        Accretion expense                                  4,545
        Revisions in estimates                                --
                                                         -------
     Ending Balance, March 31, 2004                     $934,851
                                                         =======


(7) SUBSEQUENT EVENT

In April 2004, the Company replaced it's $250,000 oil and gas blanket performance surety bond, with a cash bond in the form of an irrevocable certificate of deposit in the amount of $250,000.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first quarter of 2004 increased by approximately $1.00 per equivalent barrel when compared with the same period for 2003. During the first quarter of 2004 the Company experienced 49 separate price changes compared with 56 price changes during the same period for 2003. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $200,812 for the three months ended March 31, 2004. During the first quarter of 2003, operating activities provided cash of $94,686. Capital spending of $17,306 and principal payments on long-term debt totaling $11,568, reduced cash for the first quarter of 2004. This was offset by proceeds of $135,000 from the sale of one of the Company's well servicing rigs. See the Statements of Cash Flows for additional detailed information. A $100,000 line of credit, unused at March 31, 2004, provided additional liquidity during the first quarter of 2004.

                        FORWARD LOOKING INFORMATION

In April, the Company completed a Joint Venture Agreement with two oil companies, Prime Natural Resources, LLC of Houston, Texas and North Arm Resources, Inc. of Wayzata, Minnesota for the drilling of a 5,500 foot exploratory well in the Blackwell's Corner area of Kern Country California. This drilling prospect contains approximately 1,100 acres and was developed by employing 3-D seismic technology and geology. The Company purchased a 25% position in the prospect for approximately $53,000 and will be the Operator. The new well is scheduled for drilling in mid May of 2004, with an estimated cost of approximately $400,000 for a dry-hole look and $560,000 to complete as a producer. The Company's share of these costs would be 25%. If this well is successful, additional wells may be drilled within this prospect area.

In April 2004, the Company converted it's $250,000 oil and gas blanket performance bond with the California Division of Oil and Gas, from a surety bond to a cash bond. This action was taken due to specific liability concerns and cost savings measures to the Company. The Company pledged a $250,000 irrevocable Certificate of Deposit with the State of California, Division of Oil and Gas.

The Company's average crude oil price has increased by approximately $5.10 per barrel since March 31, 2004.

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



       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004
  COMPARED TO THE QUARTER ENDED MARCH 31, 2003


REVENUES

Oil and gas revenue increased by 11% for the three months ended March 31, 2004 when compared with the same period for 2003. Oil and gas revenue increased by 3% due to higher average crude oil prices for the first quarter of 2004.
The average price of the Company's oil and gas for the first quarter of 2004 increased by approximately $1.00 per equivalent barrel when compared to the same period of 2003. Revenues increased by 8% due to higher production of crude oil. The Company's net revenue share of crude oil production increased by approximately 1,400 barrels for the first three months of 2004. The increase in crude oil production is primarily the result of the drilling of a new well in the second quarter of 2003.

OPERATING EXPENSES

Operating expenses increased by 24% for the first quarter of 2004. The cost to produce an equivalent barrel of crude oil during the first quarter of 2004 increased by approximately $2.00 per barrel when compared with the production costs for the first quarter of 2003. The increase in operating expenses for the first quarter of 2003 is due primarily to activities on three of the Company's oil producing leases. The costs of operating these three leases increased by approximately 23% during the first quarter of 2004. The operating costs increased by 11% on the Santa Fe lease due to work on one well. This work has the potential to stimulate production and, if successful, will be used as a model for work on other existing wells on this lease and in the surrounding area. Work on another well on the Mitchel lease has increased operating expense by 7%. The Company is performing a fishing job on stuck tubing in an attempt to return this well to production. Operating expenses on the Delaney Tunnell lease increased total operating costs by 5% for the first quarter of 2004. This lease was returned to production in the first quarter of 2004. This lease had been shut-in due to mechanical problems with the disposal of waste water.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 6% for the first three months of 2004 when compared with the same period for 2003. The increase in general and administrative expenses is due primarily to an increase in salaries of 5% that was effective July 1, 2003.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 17% for the first quarter of 2004, when compared with the same period for 2003. The increase is due primarily to a 14% increase in depletion. The increase in depletion is due primarily to an increase in depletion on the Anderson lease as a result of the drilling of a new well on this lease in the second quarter of 2003.


OTHER INCOME

The Company sold a well servicing hoist in the first quarter of 2004 for a gain of $133,582.


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

     b. No Form 8-K's were filed during the three months ended March 31, 2004.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 13, 2004                          J. BEN HATHAWAY
                                           ---------------------
                                             J. Ben Hathaway
                                                President


Dated:  May 13, 2004                         JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                              Vice President

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


   Dated: May 13, 2004



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


  Dated: May 13, 2004



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer