Form 10QSB
period 2004-06-30
PYRAMID OIL CO
filed 2004-08-13
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended June 30, 2004

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at June 30, 2004)

FINANCIAL STATEMENTS
                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                               June 30,     December 31,
                                                 2004           2003
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  467,965     $  606,799
  Short-term investments                         850,000        850,000
  Trade accounts receivable                      484,235        217,460
  Interest receivable                             65,390         63,430
  Crude oil inventory                             56,732         48,417
  Prepaid expenses                                53,384        114,411
  Deferred income taxes                           27,927         27,927
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  2,005,633      1,928,444
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               10,993,678     10,769,838
  Capitalized asset retirement costs             290,450        290,450
  Drilling and operating equipment             1,811,360      1,819,360
  Land, buildings and improvements               947,426        947,426
  Automotive, office and other
    property and equipment                       970,516        967,244
                                             ------------   ------------
                                              15,013,430     14,794,318
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,008,401)   (12,925,901)
                                             ------------   ------------
                                               2,005,029      1,868,417
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000             --
  Assets held for resale                          36,819         38,237
                                             ------------   ------------
                                                 286,819         38,237
                                             ------------   ------------

                                              $4,297,481     $3,835,098
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.


                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 2004           2003
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $   78,359     $   95,651
  Accrued professional fees                       13,323         33,972
  Accrued taxes, other than income taxes              --         19,785
  Accrued payroll and related costs               47,499         38,727
  Accrued royalties payable                       85,323         78,084
  Accrued insurance                               17,278         47,825
  Current maturities of long-term debt            44,049         44,049
  Line of credit                                 100,000             --
  Deferred income taxes                           27,927         27,927
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               413,758        386,020
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         36,113         59,248
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        939,395        930,306
                                             ------------   ------------

COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            1,836,605      1,387,914
                                             ------------   ------------
                                               2,908,215      2,459,524
                                             ------------   ------------
                                              $4,297,481     $3,835,098
                                             ============   ============


  The Accompanying Notes Are an Integral Part of These Financial Statements.







        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  2004        2003         2004        2003
                               ---------   ---------    ---------   ---------
REVENUES                        $666,871    $487,222   $1,266,167  $1,025,830
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             339,787     266,944      641,401     509,349
  General and administrative     101,057      87,993      190,637     172,541
  Taxes, other than income
    and payroll taxes             12,267      13,121       25,454      27,738
  Provision for depletion,
    depreciation and
    amortization                  44,194      38,050       89,700      76,849
  Accretion expense                4,545       4,800        9,090       9,611
  Other costs and expenses         7,630       9,667       11,256      10,753
                               ---------   ---------    ---------   ---------
                                 509,480     420,575      967,538     806,841
                               ---------   ---------    ---------   ---------
OPERATING INCOME                 157,391      66,647      298,629     218,989
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                  3,005       5,248        6,268       9,504
  Gain on sale of other assets     4,200          --      137,782          --
  Other income                     3,600       3,600        7,200       7,200
  Interest expense                 (  63)     (  208)      (   63)     (2,081)
                               ---------   ---------    ---------   ---------
                                  10,742       8,640      151,187      14,623
                               ---------   ---------    ---------   ---------
INCOME BEFORE
 INCOME TAX PROVISION            168,133      75,287      449,816     233,612
   Income tax provision              800         800        1,125       1,125
                               ---------   ---------    ---------   ---------
NET INCOME BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE           167,333      74,487      448,691     232,487
   Cumulative effect on prior
     years of change in method
     of accounting for asset
     retirement obligation            --          --           --    (810,115)
                               ---------   ---------    ---------   ---------
NET INCOME (LOSS)              $ 167,333   $  74,487    $ 448,691   $(577,628)
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.


       5                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  2004        2003         2004        2003
                               ---------   ---------    ---------   ---------
EARNINGS PER COMMON SHARE

  Basic:
    Income Before
      Cumulative Effect of
      Change in Accounting
      Principle                    $0.07      $ 0.03       $ 0.18      $ 0.09
    Cumulative effect on
      prior years of change
      in method of accounting
      for asset retirement
      obligation                      --          --           --       (0.32)
                               ---------   ---------    ---------   ---------
    Net Income (Loss)              $0.07      $ 0.03       $ 0.18      $(0.23)
                               =========   =========    =========   =========

  Diluted:
    Income Before
      Cumulative Effect of
      Change in Accounting
      Principle                    $0.07      $ 0.03       $ 0.18      $ 0.09
    Cumulative effect on
      prior years of change
      in method of accounting
      for asset retirement
      obligation                      --          --           --       (0.32)
                               ---------   ---------    ---------   ---------
    Net Income (Loss)              $0.07      $ 0.03       $ 0.18      $(0.23)
                               =========   =========    =========   =========

Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.









       6                   PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2004           2003
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                  $ 448,691      $(577,628)
  Adjustments to reconcile net income (loss)
    to cash provided by (used in)
    operating activities:
      Cumulative effect on prior years
        of change in method of accounting
        for asset retirement obligation                     --        810,115
      Provision for depletion,
        depreciation and amortization                   89,700         76,849
      Accretion expense                                  9,090          9,611
      Decrease in asset retirement obligation               --         (3,975)
      Gain on sale of fixed assets                    (137,782)            --
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                         (268,735)       (16,473)
    Increase in crude oil inventories                   (8,315)        (1,642)
    Decrease in prepaid expenses                        61,027         55,758
    Increase (decrease) in accounts payable
      and accrued liabilities                          (72,263)       119,022
                                                      --------       --------
Net cash provided by operating activities              121,413        471,637
                                                      --------       --------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2004           2003
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash deposit with state of California
    Division of Oil and Gas                           (250,000)            --
  Proceeds from sale of fixed assets                   140,000             --
  Capital expenditures                                (227,112)      (219,499)
                                                      --------       --------
Net cash used in investing activities                 (337,112)      (219,499)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit                        100,000             --
   Principal payments on long-term debt               ( 23,135)      (121,160)
                                                      --------       --------
Net cash provided by (used in)
  financing activities                                  76,865       (121,160)
                                                      --------       --------

Net increase (decrease) in cash                       (138,834)       130,978

Cash at beginning of period                            606,799        502,839
                                                      --------       --------
Cash at end of period                                 $467,965       $633,817
                                                      ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the six months for interest         $   63         $7,387
                                                      ========       ========
  Cash paid during the six months for income taxes     $1,125         $1,125
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.








       8                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2004 and the results of its operations and its cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 2004 and 2003.


(3)  COMMITMENTS AND CONTINGENCIES

In April 2004, the Company entered into a Joint Venture Agreement with two oil companies, Prime Natural Resources, LLC of Houston, Texas and North Arm Resources, Inc. Of Wayzata, Minnesota for the drilling of a 5,500 foot exploratory well in the Blackwell's Corner area of Kern Country California. This drilling prospect contains approximately 1,100 acres and was developed by employing 3-D seismic technology and geology. The Company purchased a 25% position in the prospect for approximately $53,000 and will be the Operator. The new well was drilled in May of 2004, with an estimated cost of approximately $400,000 for a dry-hole look and $560,000 to complete as a producer. The Company's share of these costs would be 25%. As of June 30, 2004, the Company's share of costs for drilling and competing the new well was approximately $126,000. If this well is successful, additional wells may be drilled within this prospect area.

The Company has entered into various employment agreements with key executive employees. In the event the key executives are dismissed, the Company would incur approximately $1,042,000 in costs.


(4) OTHER INCOME

The Company sold a well servicing hoist in the first quarter of 2004 for a gain of approximately $134,000.


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

The effect of these changes for the six months ending June 30, 2004, resulted in a decrease in income from continuing operations of $11,940. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003.
The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on six months ended June 30, 2004       (11,940)             --

     Effect on six months ended June 30, 2003       (11,870)             --


There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of June 30, 2004, because the Company records a valuation allowance on net operating losses and deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2004                 $930,306
        Incurred during the period                            --
        Settled during the period                             --
        Accretion expense                                  9,090
        Revisions in estimates                                --
        Other                                               (  1)
                                                         -------
     Ending Balance, June 30, 2004                      $939,395
                                                         =======


(7) DEPOSITS

In April 2004, the Company replaced its $250,000 state of California oil and gas blanket performance surety bond, with a cash bond in the form of an irrevocable certificate of deposit in the amount of $250,000.

(8) CHANGE IN REGISTRANT'S OFFICERS

     Effective June 3, 2004, J. Ben Hathaway has retired as President and Chief Executive Officer of Pyramid Oil Company. Mr. Hathaway will remain on the Company's Board of Directors and will retain the title of Chairman of the Board of Directors. The Board of Directors has elected John H. Alexander as the new President of Pyramid Oil Company. Mr. Alexander had previously served as Vice President of the Company since 1986. Mr. Alexander has also been a Director of the Company since 1986. The Board of Directors has elected J. Ben Hathaway, Jr. as Vice President of the Company to succeed Mr. Alexander. Mr. Hathaway has been an employee of the Company since 1986.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the second quarter of 2004 increased by approximately $9.70 when compared with the same period for 2003. Average crude oil prices for the first six months of 2004 increased by approximately $5.50 per equivalent barrel when compared with the same period for 2003. At the end of the second quarter of 2004, crude oil prices had increased by approximately $4.40 per barrel when compared with crude oil prices at December 31, 2003. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $138,834 for the six months ended June 30, 2004, primarily due to the Company depositing a $250,000 cash bond with the state of California (see Deposits, Note 7). During the first half of 2004, operating activities provided cash of $121,413. Additional liquidity was provided by proceeds from the sale of fixed assets of $140,000 and proceeds from the line-of-credit of $100,000. This was offset by capital expenditures of $227,112 and principal payments on long-term debt totaling $23,135 during the first six months of 2004. Capital expenditures for the second quarter of 2004 included approximately $126,000 for the drilling and completion of a new well in partnership with two other oil Companies. See the Statements of Cash Flows for additional detailed information.

                       FORWARD LOOKING INFORMATION

The Company now has a WEB site, pyramidoil.com, where information, financial results and SEC filings by the Company can be obtained. The Company intends to use this site to ''post'' information about the Company's future activities. This site also provides an e-mail address, info@pyramidoil.com, for shareholders or prospective shareholders to contact the Company.

Management's 2004 capital budget, has provisions for both production enhancement activities on existing wells, the drilling of a new well in its Carneros Creek field, and a possible follow-up well in the Blackwell's corner area if warranted. All of these activities are governed by various factors including economics, production rates, results from testing and geological interpretations and boundaries.

Additionally, funds have been allocated for other properties the Company owns, both for production stimulation, facility upgrades and returning idle wells back to production. Management also budgets and maintains cash reserves for unexpected major expenses and for future oil and gas property purchases.

During the second quarter of 2004, the Company participated in a joint venture with two other oil companies in the drilling of an exploratory well in the
Blackwell's corner area of Kern County, CA.   The Company is the designated
operator of the joint venture and is responsible for all operations involving this well. During the drilling phase of the well, two potential producing zones were encountered. The deeper of the two zones provided good gas shows and the well was completed after reaching its total depth. After perforating the well and conducting various testing activities, gas flows from the deeper zone have been less than expected. At the present time, the Company and its partners are evaluating the post testing information to decide if further testing of the deeper zone is warranted. If the deeper zone is determined to be non-productive, the joint venture partners plans to abandon the lower portion of the well and test the upper zone for potential oil production.

In July of 2004, the Company performed a gelled water frac treatment on one of its wells in the Carneros Creek field to test a new crude oil producing zone. If this procedure is successful, it could be applied to other wells in this area. The cost of this procedure is estimated to be approximately $50,000.
At the present time, the Company does not have enough production information from this well to comment further.

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


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004
  COMPARED TO THE QUARTER ENDED JUNE 30, 2003


REVENUES

Oil and gas revenues increased by 37% for the three months ended June 30, 2004 when compared with the same period for 2003. Oil and gas revenues increased by 38% due to higher average crude oil prices for the second quarter of 2004. The average price of the Company's oil and gas for the second quarter of 2004 increased by approximately $9.70 per equivalent barrel when compared to the same period of 2003. Revenues decreased by 1% due to slightly lower production of crude oil. The Company's net revenue share of crude oil production decreased by approximately 150 barrels for the second quarter of 2004.


OPERATING EXPENSES

Operating expenses increased by approximately 27% for the second quarter of 2004. Operating costs for the second quarter of 2004 increased due primarily to work performed on three leases and increased costs of maintaining the Company's trucks, vehicles and other production equipment. The cost to produce an equivalent barrel of crude oil increased by approximately $4.00 for the second quarter of 2004 when compared with the second quarter of 2003.

Costs increased by 10% on one of the Company's leases during the second quarter of 2004 due to an effort to return the well to production. The well had stopped producing due to serious mechanical problems with the tubing and casing in the well. The Company has been unsuccessful, so far, in returning this well back to production. Expenses increased by 6% on an oil producing property that the Company has attempted to return to production during the second quarter of 2004. This property has been shut-in for over two years due to problems with economically disposing of produced waste water. The Company has found an economic method of disposing of produced waste water and has been working on returning this lease to production. The Company also worked on a well during the second quarter of 2004 which increased operating costs by approximately 6%. The work on this well has been done to explore a different producing zone in an effort to increase production and to test this zone for application on other wells on this same property. Repair and maintenance costs for vehicles and production equipment increased by 5% due primarily to increased costs for parts, supplies and tires. Repair and maintenance costs are cyclical in nature and can vary significantly for period to period.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 15% for the quarter ended June 30, 2004. Legal services increased by 5% during the second quarter of 2004, due primarily to compliance with Sarbanes-Oxley. Communications increased by 5% due primarily to a change in cell phone provider for the Company's field personnel. Salaries also increased by 4% during the second quarter of 2004 due to a salary increase that was effective July 1, 2003.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 16% for the second quarter of 2004, when compared with the same period for 2003. The increase is due primarily to an increase of 12% in depletion charges. The increase in depletion is due to an increase in the depletion rate due to an increase in the depletable asset base at January 1, 2004.

INCOME TAX PROVISION

The Company's income tax provision consists mainly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

REVENUES

Oil and gas revenues increased by 23% for the six months ended June 30, 2004 when compared with the same period for 2003. Oil and gas revenues increased by approximately 20% due to higher average crude oil prices for the first half of 2004. The average price of the Company's oil and gas for the first six months of 2004 increased by approximately $5.50 per equivalent barrel when compared with the same period for 2003. Revenues increased by 3% due to higher production of crude oil. The Company's net revenue share of crude oil production increased by approximately 1,200 barrels for the six months ended June 30, 2003.

OPERATING EXPENSES

Operating expenses increased by approximately 26% for the six months ended June 30, 2004, when compared with the same period for 2003. The cost to produce an equivalent barrel of crude oil increased by approximately $3.00 per barrel for the six months ended June 30, 2004. Operating costs for the six months ended June 30, 2004, increased due primarily to work performed on three leases and increased costs of maintaining the Company's trucks, vehicles and other production equipment.

Costs increased by 9% on one of the Company's wells during the first six months of 2004 due to an effort to return the well to production. The well had stopped producing due to mechanical problems with the tubing in the well. The Company has been unsuccessful, so far, in returning this well back to production. Expenses increased by 6% on an oil producing property that the Company has attempted to return to production during the first half of 2004. This property has been shut-in for over two years due to problems with economically disposing of produced waste water. The Company has found an economic method of disposing of produced waste water and has been working on returning this lease to production. The Company also worked on a well during the first six months of 2004 which increased operating costs by approximately 8%. The work on this well has been done to explore a different producing zone in an effort to increase production and to test this zone for application on other wells on this same property. Repair and maintenance costs for vehicles and production equipment increased by 3% due primarily to increased costs for parts, supplies and tires. Repair and maintenance costs are cyclical in nature and can vary significantly for period to period.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 10% for the six months ended June 30, 2004. Legal services increased by 3% during the first half of 2004, due primarily to compliance with Sarbanes-Oxley. Communications increased by 2% due primarily to a change in cell phone provider for the Company's field personnel. Salaries also increased by 4% during the first half of 2004 due to a salary increase that was effective July 1, 2003.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 17% for the six months ended June 30, 2004, when compared with the same period for 2003. The increase is due primarily to an increase of 12% in depletion charges. The increase in depletion is due to an decrease in the depletion rate due to an increase in the depletable asset base at January 1, 2004.

OTHER INCOME

The Company sold a well servicing hoist in the first quarter of 2004 for a gain of approximately $134,000.

INCOME TAX PROVISION

The Company's income tax provision consists mostly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.


Item 3.  CONTROLS AND PROCEDURES

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

     On June 3, 2004, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Three items were voted on during the meeting; election of Directors, approval of Auditors and a shareholder resolution relating to a dividend policy. The shareholders elected J. Ben Hathaway, John
H. Alexander, Thomas W. Ladd, Gary L. Ronning and John E. Turco to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders also approved the selection of Singer Lewak Greenbaum & Goldstein, LLP as auditors for 2003. The shareholders defeated the shareholder resolution for a dividend policy. Each item is fully described in the Company's Proxy dated May 12,2004.

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

         a.  Exhibits

             99.1  Written Statement of the Chief Executive Officer Pursuant
                     to 18 U.S.C. Section 1350
             99.2  Written Statement of the Chief Financial Officer Pursuant
                     to 18 U.S.C. Section 1350

         b. The Company filed Form 8-K on June 15, 2004, describing the changes in the Company's officers.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 13, 2004
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: August 13, 2004
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

PAGE <19>

           Certification By Principal Executive Officer Pursuant to Rule 13A-14 or 15D-14 of the SEC Exchange Act of 1934,
     As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, John H. Alexander, the President of Pyramid Oil Company (the registrant), certify that:

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


   Dated: August 13, 2004



                                      By:    JOHN H. ALEXANDER
                                          -----------------------
                                             John H. Alexander
                                          Chief Executive Officer

PAGE <21>

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

PAGE <22>

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Dated: August 13, 2004



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer