Form 10QSB
period 2004-09-30
PYRAMID OIL CO
filed 2004-11-12
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended September 30, 2004

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      COMMON STOCK WITHOUT PAR VALUE                    2,494,430
                 (Class)                   (Outstanding at September 30, 2004)

FINANCIAL STATEMENTS
                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                             September 30,  December 31,
                                                 2004           2003
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  855,324     $  606,799
  Short-term investments                         850,000        850,000
  Trade accounts receivable                      303,457        217,460
  Interest receivable                             68,052         63,430
  Crude oil inventory                             61,675         48,417
  Prepaid expenses                                32,743        114,411
  Deferred income taxes                           27,927         27,927
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  2,199,178      1,928,444
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               11,042,997     10,769,838
  Capitalized asset retirement costs             290,450        290,450
  Drilling and operating equipment             1,696,253      1,819,360
  Land, buildings and improvements               947,426        947,426
  Automotive, office and other
    property and equipment                       992,840        967,244
                                             ------------   ------------
                                              14,969,966     14,794,318
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (12,936,260)   (12,925,901)
                                             ------------   ------------
                                               2,033,706      1,868,417
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000             --
  Assets held for resale                          36,819         38,237
                                             ------------   ------------
                                                 286,819         38,237
                                             ------------   ------------

                                              $4,519,703     $3,835,098
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.


                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,  December 31,
                                                 2004           2003
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $   53,776     $   95,651
  Accrued professional fees                       21,197         33,972
  Accrued taxes, other than income taxes          11,372         19,785
  Accrued payroll and related costs               44,325         38,727
  Accrued royalties payable                       86,320         78,084
  Accrued insurance                                   --         47,825
  Current maturities of long-term debt            39,222         44,049
  Line of credit                                      --             --
  Deferred income taxes                           27,927         27,927
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               284,139        386,020
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         49,631         59,248
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        931,178        930,306
                                             ------------   ------------

COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            2,183,145      1,387,914
                                             ------------   ------------
                                               3,254,755      2,459,524
                                             ------------   ------------
                                              $4,519,703     $3,835,098
                                             ============   ============


  The Accompanying Notes Are an Integral Part of These Financial Statements.







        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended       Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                  2004        2003         2004        2003
                               ---------   ---------    ---------   ---------
REVENUES                        $702,899    $506,801   $1,969,066  $1,532,631
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             298,350     268,408      939,751     777,757
  General and administrative      89,142      83,693      279,779     256,234
  Taxes, other than income
    and payroll taxes             14,824      13,798       40,278      41,536
  Provision for depletion,
    depreciation and
    amortization                  43,789      35,657      133,489     112,506
  Accretion expense                4,545       4,800       13,635      14,411
  Other costs and expenses         3,052       2,066       14,308      12,819
                               ---------   ---------    ---------   ---------
                                 453,702     408,422    1,421,240   1,215,263
                               ---------   ---------    ---------   ---------
OPERATING INCOME                 249,197      98,379      547,826     317,368
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                  4,413       4,712       10,681      14,216
  Gain on sale of other assets    83,703          --      221,485          --
  Other income                     9,727       3,600       16,927      10,800
  Interest expense                 ( 500)         --        ( 563)     (2,081)
                               ---------   ---------    ---------   ---------
                                  97,343       8,312      248,530      22,935
                               ---------   ---------    ---------   ---------
INCOME BEFORE
 INCOME TAX PROVISION            346,540     106,691      796,356     340,303
   Income tax provision               --          --        1,125       1,125
                               ---------   ---------    ---------   ---------
NET INCOME BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE           346,540     106,691      795,231     339,178
   Cumulative effect on prior
     years of change in method
     of accounting for asset
     retirement obligation            --          --           --    (810,115)
                               ---------   ---------    ---------   ---------
NET INCOME (LOSS)              $ 346,540   $ 106,691    $ 795,231   $(470,937)
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.


       5                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                  2004        2003         2004        2003
                               ---------   ---------    ---------   ---------
EARNINGS PER COMMON SHARE

  Basic:
    Income Before
      Cumulative Effect of
      Change in Accounting
      Principle                    $0.14      $ 0.04       $ 0.32      $ 0.13
    Cumulative effect on
      prior years of change
      in method of accounting
      for asset retirement
      obligation                      --          --           --       (0.32)
                               ---------   ---------    ---------   ---------
    Net Income (Loss)              $0.14      $ 0.04       $ 0.32      $(0.19)
                               =========   =========    =========   =========

  Diluted:
    Income Before
      Cumulative Effect of
      Change in Accounting
      Principle                    $0.14      $ 0.04       $ 0.32      $ 0.13
    Cumulative effect on
      prior years of change
      in method of accounting
      for asset retirement
      obligation                      --          --           --       (0.32)
                               ---------   ---------    ---------   ---------
    Net Income (Loss)              $0.14      $ 0.04       $ 0.32      $(0.19)
                               =========   =========    =========   =========

Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.






       6                   PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                       Nine months ended
                                                         September 30,
                                                  ---------------------------
                                                      2004           2003
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                  $ 795,231      $(470,937)

  Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

      Cumulative effect on prior years
        of change in method of accounting
        for asset retirement obligation                     --        810,115
      Provision for depletion,
        depreciation and amortization                  133,489        112,506
      Accretion expense                                 13,635         14,411
      Decrease in asset retirement obligation         ( 12,763)        (3,975)
      Gain on sale of fixed assets                    (221,485)            --

  Changes in assets and liabilities:

    (Decrease) increase in trade accounts
      and interest receivable                         ( 90,619)        15,759
    Increase in crude oil inventories                 ( 13,258)        (2,799)
    Decrease in prepaid expenses                        81,668         72,326
    Decrease in accounts payable
      and accrued liabilities                          (97,054)       (56,786)
                                                      --------       --------
Net cash provided by operating activities              588,844        490,620
                                                      --------       --------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                       Nine months ended
                                                         September 30,
                                                  ---------------------------
                                                      2004           2003
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash deposit with state of California
    Division of Oil and Gas                          $(250,000)     $      --
  Proceeds from sale of fixed assets                   226,500             --
  Capital expenditures                                (302,375)      (303,912)
                                                      --------       --------
Net cash used in investing activities                 (325,875)      (303,912)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit                        100,000             --
   Payments on line of credit                         (100,000)            --
   Proceeds from issuance of long-term debt             20,690         40,117
   Principal payments on long-term debt               ( 35,134)      (127,489)
                                                      --------       --------
Net cash used in financing activities                 ( 14,444)      ( 87,372)
                                                      --------       --------

Net increase in cash                                   248,525         99,336

Cash at beginning of period                            606,799        502,839
                                                      --------       --------
Cash at end of period                                 $855,324       $602,175
                                                      ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the nine months for interest         $  563         $7,387
                                                      ========       ========
  Cash paid during the nine months for income taxes     $1,125         $1,125
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.





       8                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2004 and the results of its operations and its cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 2004 and 2003.


(3)  COMMITMENTS AND CONTINGENCIES

In April 2004, the Company entered into a Joint Venture Agreement with two oil companies, Prime Natural Resources, LLC of Houston, Texas and North Arm Resources, Inc. Of Wayzata, Minnesota for the drilling of a 5,500 foot exploratory well in the Blackwell's Corner area of Kern Country California. This drilling prospect contains approximately 1,100 acres and was developed by employing 3-D seismic technology and geology. The Company purchased a 25% position in the prospect for approximately $53,000 and will be the Operator. The new well was drilled in May of 2004, with an estimated cost of approximately $400,000 for a dry-hole look and $560,000 to complete as a producer. The Company's share of these costs would be 25%. As of September 30, 2004, the Company's share of costs for drilling and competing the new well was approximately $146,000. If this well is successful, additional wells may be drilled within this prospect area.

The Company has entered into various employment agreements with key executive employees. In the event the key executives are dismissed, the Company would incur approximately $1,042,000 in costs.


(4) OTHER INCOME

The Company sold a well servicing hoist in the first quarter of 2004 for a gain of approximately $134,000 and a minor piece of production equipment in the second quarter of 2004 for a gain of $4,000. The Company sold another well servicing hoist in the third quarter of 2004 for a gain of approximately $56,000. The Company also sold another piece of equipment in the third quarter from the category, assets held for resale, for a gain of $28,000. All of the assets sold in 2004 had little or no net book values.


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

The effect of these changes for the nine months ending September 30, 2004, resulted in a decrease in income from continuing operations of $17,910. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003.The effect on net income of this change in accounting methods is as follows:

                                                      Amount         Per Share
                                                     --------        ---------
   Cumulative effect to January 1, 2003             $(810,115)         $(0.23)

   Effect on nine months ended September 30, 2004     (17,910)             --

   Effect on nine months ended September 30, 2003     (17,795)             --


There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of September 30, 2004, because the Company records a valuation allowance on net operating losses and deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2004                 $930,306
        Incurred during the period                       (12,763)
        Settled during the period                             --
        Accretion expense                                 13,635
        Revisions in estimates                                --
                                                         -------
     Ending Balance, September 30, 2004                 $931,178
                                                         =======


(7) DEPOSITS

In April 2004, the Company replaced its $250,000 state of California oil and gas blanket performance surety bond, with a cash bond in the form of an irrevocable certificate of deposit in the amount of $250,000.

(8) CHANGE IN REGISTRANT'S OFFICERS

     Effective June 3, 2004, J. Ben Hathaway retired as President and Chief Executive Officer of Pyramid Oil Company. Mr. Hathaway will remain on the Company's Board of Directors and will retain the title of Chairman of the Board of Directors. Mr. Hathaway's decision to retire automatically triggered non-renewal of his employment contract with the Company effective June 3, 2004.

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



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the third quarter of 2004 increased by approximately $12.20 when compared with the same period for 2003. Average crude oil prices for the first nine months of 2004 increased by approximately $7.70 per equivalent barrel when compared with the same period for 2003. At the end of the third quarter of 2004, crude oil prices had increased by approximately $13.20 per barrel when compared with crude oil prices at December 31, 2003. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $248,525 for the nine months ended September 30, 2004. During the first nine months of 2004, operating activities provided cash of $588,844. Additional liquidity was provided by proceeds from the sale of fixed assets of $226,500. This was offset by capital expenditures of $302,375, the Company depositing a $250,000 cash bond with the state of California (see Deposits, Note 7) and principal payments on long-term debt totaling $35,134 during the first nine months of 2004. Capital expenditures for the first nine months of 2004 included approximately $146,000 for the drilling and completion of a new well in partnership with two other oil Companies. See the Statements of Cash Flows for additional detailed information.

                       FORWARD LOOKING INFORMATION

Announcements from the Company, including any updates of financial results and SEC fillings can be found on the Company's WEB site, pyramidoil.com. The Company uses the Web site to ''post'' information about the Company's activities. This site also provides an e-mail address, info@pyramidoil.com, for shareholders or prospective shareholders to contact the Company.

On October 20, 2004 the Company began drilling operations on a new well in the Carneros Creek field, located in Kern County California. This well was designed as a developmental well within the existing field boundaries, with a emphases on obtaining sub-surface scientific information, to assist in future development of this area. Specific technical information will be obtained from the examination of core samples retrieved from the oil bearing zones known to exist in this area. Currently Pyramid has 27 wells in the Carneros Creek field. The estimated budgeted costs of drilling and completing this well are approximately $322,000.

As of October 30, 2004, the new well had encountered four of the predicted oil and gas zones and coring operations were successful in collecting representative cores from three of these zones. The well was completed and after review of the laboratory analysis of the cores, the well will be perforated and tested. Further announcements about this well will be posted on the WEB site and be included within the next 10-KSB filing.

Based upon information obtained during the drilling of this new well and preliminary laboratory results, management is making plans for additional wells in this area of Carneros Creek.

Production testing from the Company's Joint Venture exploratory well, Garibaldi #1, drilled in the Blackwells Corner area of Kern County, have been disappointing. The gas zone which was tested at approximately 5,000 feet, proved to be non-commercial and the well was plugged at that depth. A shallower zone at 2,100 feet, was perforated, tested and determined to be non-commercial. The Company and it's partners, Prime Natural Resources and North Arm Resource, are expected to make a final decision as to any additional testing or abandonment on this well within 30 days.

In the prior 10-QSB, management discussed a July 2004, gelled water frac treatment on one of its wells in the Carneros Creek field, to test a new crude oil producing zone. Post treatment analysis and production testing indicated a problem with fluid blockage in the well. Although the initial results have been less than expected, the information gained by this procedure has become very important in designing future frac treatments for this producing area. The Company implemented an additional treatment procedure in this well, an attempt to treat the fluid blockage problem, and results of the treatment are pending.

In response to higher oil prices, the Company undertook a three month project to refurbish certain surface facilities at one of its formerly idle properties in Santa Maria, California. After construction activities were completed, the property was put back into production in September 2004. With the current oil prices, this property is expected to contribute both in cash flow and oil reserves to the Company.

Management began a program to seek additional technical information on certain of the Company's properties by using outside consultants, such as petroleum engineers and geologists. This type of information will assist management in the planning and development of future drilling and production enhancement activities

Management's 2004 capital budget, has provisions for both production enhancement activities on existing wells, the drilling of a new well in its Carneros Creek field, and a possible follow-up well in the Blackwell's corner area if warranted. All of these activities are governed by various factors including economics, production rates, results from testing and geological interpretations and boundaries.

Management also has budgeted additional funding for other properties the Company owns, both for production stimulation, facility upgrades and returning idle wells back to production. Management also budgets and maintains cash reserves for capital additions and improvements, future drilling activities, unexpected major expenses and for future oil and gas property purchases or acquisitions.

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

       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003


REVENUES

Oil and gas revenues increased by 39% for the three months ended September 30, 2004 when compared with the same period for 2003. Oil and gas revenues increased by 44% due to higher average crude oil prices for the third quarter of 2004. The average price of the Company's oil and gas for the third quarter of 2004 increased by approximately $12.20 per equivalent barrel when compared to the same period of 2003. Revenues decreased by 5% due to lower production of crude oil. The Company's net revenue share of crude oil production decreased by approximately 900 barrels for the third quarter of 2004.


OPERATING EXPENSES

Operating expenses increased by approximately 11% for the third quarter of 2004. Operating costs for the third quarter of 2004 increased due primarily to work performed on one of the Company's leases. The cost to produce an equivalent barrel of crude oil increased by approximately $2.40 for the third quarter of 2004 when compared with the third quarter of 2003.

The Company worked on a well during the third quarter of 2004 which increased operating costs by approximately 24%. The work on this well has been done to explore a different producing zone in an effort to increase production and to test this zone for application on other wells on this same property. The work on this well has not generated any additional production for this lease. The increased costs of the work done on this well was offset by overall lower operating costs on the other Company's other properties.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 6.5% for the quarter ended September 30, 2004. Salaries increased by 5% during the third quarter of 2004 due primarily to a salary increase that was effective June 1, 2004.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 23% for the third quarter of 2004, when compared with the same period for 2003. The increase is due primarily to an increase of 13% in depletion charges. The increase in depletion is due to an increase in the depletion rate due to an increase in the depletable asset base at January 1, 2004. Depreciation of fixed assets also increased by 9% due primarily to the replacement of fully depreciated pickup trucks with new trucks.

INCOME TAX PROVISION

The Company's income tax provision consists mainly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

Oil and gas revenues increased by 29% for the nine months ended September 30, 2004 when compared with the same period for 2003. Oil and gas revenues increased by approximately 28% due to higher average crude oil prices for the first nine months of 2004. The average price of the Company's oil and gas for the first nine months of 2004 increased by approximately $7.70 per equivalent barrel when compared with the same period for 2003. Revenues increased by 1% due to higher production of crude oil. The Company's net revenue share of crude oil production increased by approximately 300 barrels for the nine months ended September 30, 2004.


OPERATING EXPENSES

Operating expenses increased by approximately 21% for the nine months ended September 30, 2004, when compared with the same period for 2003. The cost to produce an equivalent barrel of crude oil increased by approximately $2.80 per barrel for the nine months ended September 30, 2004. Operating costs for the nine months ended September 30, 2004, increased due primarily to work performed on three leases.

The Company worked on a well during the first nine months of 2004 which increased operating costs by approximately 14%. The work on this well has been done to explore a different producing zone in an effort to increase production and to test this zone for application on other wells on this same property. The work on this well has not generated any additional production for this lease.

Costs increased by 5% on one of the Company's wells during the first nine months of 2004 due to an effort to return the well to production. The well had stopped producing due to mechanical problems with the tubing in the well. The Company has been unsuccessful, so far, in returning this well back to production. Expenses increased by 5% on an oil producing property that the Company has attempted to return to production during the first nine months of 2004. This property has been shut-in for over two years due to problems with economically disposing of produced waste water. The Company has found an economic method of disposing of produced waste water and has returned this lease to production in September of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 9% for the nine months ended September 30, 2004. Salaries increased by 4% due to salary increases that were effective July 1, 2003 and June 1, 2004. Legal services increased by 3% due primarily to compliance with Sarbanes-Oxley.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 19% for the nine months ended September 30, 2004, when compared with the same period for 2003. The increase is due primarily to an increase of 13% in depletion charges. The increase in depletion is due to an decrease in the depletion rate due to an increase in the depletable asset base at January 1, 2004. Depreciation of fixed assets also increased by 5% due primarily to the replacement of fully depreciated pickup trucks with new trucks.


OTHER INCOME

The Company sold a well servicing hoist in the first quarter of 2004 for a gain of approximately $134,000. The Company sold another well servicing hoist in the third quarter of 2004 for a gain of approximately $56,000. The Company also sold another piece of equipment from the category of assets held for resale for a gain of $28,000. All of the assets sold in 2004 had little or no net book values.


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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 12, 2004
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: November 12, 2004
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

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


   Dated: November 12, 2004



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


  Dated: November 12, 2004



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer