Form 10KSB
period 2004-12-31
PYRAMID OIL CO
filed 2005-03-31
CIK 81318

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $2,674,902.

The aggregate market value on March 29, 2005, of the voting shares held by non-affiliates was approximately $3,600,000 based on the closing sales price of the registrant's Common Stock on such date.

At March 29, 2005, there were 2,494,430 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes    No  X

                          PYRAMID OIL COMPANY

                    2004 FORM 10-KSB ANNUAL REPORT

                          Table of Contents

                                                                Page
                               PART I


Item  1.    Description of Business   . .  . .  . .  . .          4

Item  2.    Description of Property   . .  . .  . .  . .          9

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         12

Item  4.    Submission of Matters to a Vote of
              Security Holders.  . .  . .  . .  . .  . .         12

                               PART II

Item  5.    Market for Common Equity and Related
              Stockholder Matters. .  . .  . .  . .  . .         12

Item  6.    Management's Discussion and Analysis
              or Plan of Operation .  . .  . .  . .  . .         13

Item  7.    Financial Statements . .  . .  . .  . .  . .         23

Item  8.    Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure .  . .         52

Item  8A.   Controls and Procedures . . .  . .  . .  . .         52

Item  8B.   Other Information . . . . . .  . .  . .  . .         52

                               PART III

Item  9.    Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section
              16(a) of the Exchange Act .  . .  . .  . .         52

Item 10.    Executive Compensation .  . .  . .  . .  . .         52

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters  .  . .  . .  . .  . .         53

Item 12.    Certain Relationships and Related Transactions       53

Item 13.    Exhibits   . . . . . . . . . . . .  . .  . .         54

Item 14.    Principal Accountant Fees and Services   . .         54

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS

Pyramid Oil Company is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect the Company and to take advantage of the "safe harbor" protection for forward-looking statements afforded under the federal securities laws. Statements made in this Annual Report on Form 10-KSB may be forward-looking statements. In addition, from time to time, the Company may otherwise make forward-looking statements to inform existing and potential security holders about the Company. These statements may include projections and estimates concerning the timing and success of specific projects and the Company's future (1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward- looking statement prove incorrect, actual results could vary materially.


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

OIL AND GAS PRODUCTION OPERATIONS

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. All of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. During 2004, the Company operated 18 leases within California, with total annual gross oil production exceeding 1,000 barrels per lease. Production activities primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

The Company employs field personnel (i.e., pumpers, rig crews, roustabouts and equipment operators) that perform basic daily activities associated with producing oil and gas. Daily operations include inspections of surface facilities and equipment, gauging, reporting and shipping oil, and routine maintenance and repair activities on wells, production facilities and equipment. The Company owns and maintains various pieces of equipment necessary for employees to perform various repair and maintenance tasks on Company properties. Such equipment consists of service rigs, mobile pumps, vacuum trucks, hot oil truck, backhoe, trucks and trailers.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 119 wells, and of these, approximately 64 were in operation during 2004. Operations continue to be reduced on specific properties that are currently generating a marginal gross profit in an effort to hold the properties until economic conditions warrant full scale operations. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.


MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 52.2% and 43.2%, respectively, of Pyramid's crude oil and gas sales in 2004. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. ConocoPhillips and Kern Oil have been customers of the Company for over ten years. Natural gas is sold to companies in the area of operations. The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year.

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


OTHER

The Company employed twelve full-time people as of December 31, 2004, three of whom were office or administrative personnel, and the rest of whom were field personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union or labor contracts.

The Company had no material research and development costs for the three years ended December 31, 2004.

All of the Company's revenues during 2004 were derived from domestic sources.

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

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had no significant proved undeveloped properties at December 31, 2004, 2003 and 2002.


(b)  OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by System Technology Associates, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
     January 1, 2005               522,000              83,000
                2004               555,000              83,000
                2003               554,000             105,000
                2002               323,000              37,000
                2001               341,000              72,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2004.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $4,636,000 at December 31, 2004, $4,617,000 at December 31, 2003, $4,325,000 at December 31, 2002, $1,250,000
at December 31, 2001, and $2,311,000 at December 31, 2000.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2004      2003      2002       2001      2000
                       ----      ----      ----       ----      ----
Crude oil (Bbls)      72,000    74,000    66,000     74,000     71,000

Natural gas (MCF)      8,300     7,500    11,000      9,000      9,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2004       2003      2002      2001       2000
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $36.24     $27.60    $25.86    $21.02     $26.16
                       =====      =====     =====     =====      =====
  Natural gas         $ 5.89     $ 5.77    $ 3.08    $ 4.80     $ 3.14
                       =====      =====     =====     =====      =====

Production costs      $18.20     $15.80    $15.30    $13.30     $13.60
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 2004, was approximately $32.42 per barrel and the average selling price of Pyramid's gas at December 31, 2004, was approximately $7.88 per MCF.

As of December 31, 2004, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     144       128              21,387     5,844
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

The Company drilled two new wells in 2004, one on the Santa Fe lease and one joint-venture well. The Company participated with two other oil companies as operator in the drilling of the joint venture well. The Company also drilled a well in 2003 on the Anderson lease in the Carneros Creek Field. No wells were drilled in 2002, 2001 and 2000, although the Company did participate as a non-operator in 2001 and 2000 in the drilling of joint-venture wells.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 2004, Pyramid held positions in unproven acreage in the following locations:

                                                       ACRES
                                                 ------------------
                                                  Gross        Net
                                                 ------      ------
New York
    Mount Morris and Livingston Counties         34,800       9,788
                                                 ======       =====


(c)  REAL PROPERTY OWNED

Pyramid owned the following real property as of December 31, 2004, all located in California.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.


                                  PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the OTC Bulletin Board under the symbol "PYOL". The following are high and low sales prices for each quarter of 2004 and 2003, and reflect inter-dealer prices without retail markup, markdown or commission.

                                        High         Low
                                        ----        -----
    Fiscal Quarter Ending 2004
         March 31,                    $2.1200      $0.7500
         June 30,                      1.3500       1.0600
         September 30,                 1.9000       1.1600
         December 31,                  4.3500       1.5000
    Fiscal Quarter Ending 2003
         March 31,                     0.9700       0.6000
         June 30,                      0.9000       0.6000
         September 30,                 0.7000       0.6400
         December 31,                  0.9500       0.6300

At December 31, 2004, the Company had 347 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company has paid no dividends on its common shares for the past five years. The Company had received a proposal from a shareholder to pay a cash dividend in 2004. This dividend proposal was included in the proxy statement for the 2004 Annual Meeting of Shareholders and was voted upon by the shareholders. The dividend proposal was defeated.

The Company did not issue or repurchase any securities during 2004.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


IMPACT OF CHANGING PRICES

Average prices increased by approximately $8.50 per equivalent crude oil and gas barrel sold during 2004 as compared with average prices for 2003. In 2004 there were 216 separate crude oil price changes, as compared with 204 price changes in 2003. The difference between the highest and lowest posted prices in 2004 was $17.40 per barrel. By comparison, this same differential in 2003 was $14.50 per barrel.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $816,216 at December 31, 2004 for an increase of $209,417 when compared to December 31, 2003. Operating activities in 2004 generated cash of $914,797. During 2004, cash was consumed by capital spending of $732,738, a cash deposit with the state of California Division of Oil and Gas in the amount of $250,000 and principal payments on the Company's long-term debt totaling $48,434. This was offset by proceeds from the sale of property and equipment in the amount of $281,500 and the issuance of long-term debt of $59,849. The components of the changes in cash for 2004 are described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. During 2004, the Company had short-term investments of $850,000 which provided additional liquidity. Short-term investments consist of certificates of deposit having original maturities of three months or more. A $200,000 line of credit, unused at December 31, 2004, also provided additional liquidity during 2004.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended December 31, 2005. In addition to its current assets, the Company also has a credit facility for $200,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

     As of December 31, 2004, the amount of cash, cash equivalents, and other current assets was equal to $2,167,000 in the aggregate. This amount is equal to approximately all of the operating expenses that the Company incurred during the entire fiscal year ended December 31, 2004.

     As of December 31, 2003, the Company had approximately $2,167,000 in current assets, and only $545,000 of current liabilities.

     As of December 31, 2003, the Company had only $64,000 of long-term indebtedness (net of current maturities).

The Company is not a party to any off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets. Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners in drilling and exploration prospects and specific rework of existing properties to enhance production and expansion of its sales of crude oil and natural gas in California. If necessary, Pyramid could sell certain nonessential assets to raise capital for the benefit of these programs.

The Company drilled two wells in the year ended December 31, 2004. The Company drilled one well in the year ended December 31, 2003. No wells were drilled in the year ended December 31, 2002. The Company's crude oil reserves for the years ended December 31, 2004 and 2003, were stable. The Company was able to replace current production by drilling the well in 2003. One of the wells drilled in 2004, during the second quarter, was not capable of producing economic quantities of crude oil and is scheduled to be abandoned in 2005.
The other well was drilled in the fourth quarter of 2004.

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


FORWARD-LOOKING INFORMATION

Looking forward into 2005, crude oil prices have increased by $11.80 per barrel as of March 28, 2005, compared to prices at December 31, 2004. There have been 47 separate price changes since December 31, 2004.

The Company's 2005 capital budget provides funds for drilling several new developmental wells in the Company's Carneros Creek area. Additionally, this budget provides funds for reworking and stimulating certain existing Company wells and for specific lease acquisitions within California.

Management has participated in discussions with another independent oil company headquartered in Bakersfield, CA, investigating the possibility of a joint venture exploration drilling project within California. Management believes that this prospect has merit and has entered into a Letter of Intent with the other company.

The Company's growth in 2005 will be highly dependant on the amount of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to explorations and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2005, by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2004. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.


ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended December 31, 2004
  Compared to the Fiscal Year Ended December 31, 2003


REVENUES

Oil and gas sales increased by 29% for the year ended December 31, 2004, when compared with the same period for 2003. Oil and gas sales increased by 30% due to higher average prices for 2004. The average price of the Company's oil and gas increased by approximately $8.50 per equivalent barrel for 2004 when compared to 2003. This was offset by a decrease in crude oil production/sales of approximately 900 barrels.


OPERATING EXPENSES

Operating expenses increased by approximately 13% for the year ended December 31, 2004, when compared with the same period of 2003. The cost to produce an equivalent barrel of crude oil increased by approximately $2.20 per barrel for 2004 when compared to 2003. Operating costs for the twelve months ended December 31, 2004, increased due to a number of differing factors.

The Company worked on a well on one of its leases in the Carneros Creek area during 2004, increasing operating costs by approximately 6%. The work on this well was been done to explore a different producing zone in an effort to increase production and to test this zone for application on other wells on this same property. The work on this well did not generate any additional production for this lease.

Expenses increased by 5% on a property that the Company returned to production during the fourth quarter of 2004. This property has been shut-in for over two years due to problems with economically disposing of produced waste water.

As a result of the higher crude oil prices during 2004, it became economical for the Company to cover the costs of disposing of the waste water.

Labor costs increased by approximately 2% due to increases in hourly wage rates, overtime and the addition of one new field employee in August of 2004, bringing the total number of field personnel from seven to eight employees. Operating expenses were generally higher in 2004, as a result of the Company placing greater emphasis on maintaining and enhancing crude oil production to take advantage of the higher crude oil prices during 2004.


EXPLORATION COSTS

In April 2004, the Company entered into a Joint Venture Agreement with two oil companies, Prime Natural Resources, LLC of Houston, Texas and North Arm Resources, Inc. Of Wayzata, Minnesota for the drilling of a 5,500 foot exploratory well in the Blackwell's Corner area of Kern Country California. This drilling prospect contains approximately 1,100 acres and was developed by employing 3-D seismic technology and geology. The Company purchased a 25% position in the prospect for approximately $53,000 and will be the Operator. The new well was drilled in May of 2004, with an estimated cost of approximately $400,000 for a dry-hole look and $560,000 to complete as a producer. The Company's share of these costs would be 25%. As of December 31, 2004, the Company's share of costs for drilling and competing the new well was approximately $201,000. In the fourth quarter of 2004, a decision was made by the Company and its joint venture partners to abandon this well. It was determined in the fourth quarter of 2004, that the well could not produce economic quantities of oil and gas. Therefore, the Company reclassified its share of costs of $201,000 for drilling and completing this well as exploration costs.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 59% for the year ended December 31, 2004, when compared with the same period for 2003. General and administrative expenses increased by approximately 49% due to the settlement of the employment contract with J. Ben Hathaway. Mr. Hathaway voluntarily resigned as President of Pyramid Oil Company and pursuant to the terms of his employment contract, he received a payment of approximately $170,000. General and administrative expenses also increased due to increased administrative salaries of approximately 5%. Legal services also increased by approximately 2% due to additional compliance efforts required by the recently enacted Sarbanes-Oxley legislation.


PROVISION FOR DEPLETION, DEPRECIATION, AMORTIZATION
 AND VALUATION ALLOWANCES

The provision for depletion, depreciation and amortization increased by approximately 28% for the twelve months ended December 31, 2004, when compared with the same period for 2003. The increase is due primarily to an increase of

12% in valuation allowances. At December 31, 2004, the Company was required to provide a valuation allowance against an oil and gas property whose book value exceeded the undiscounted net value of its future net cash flows in the amount of approximately $21,000. Depletion also increased by approximately 11%. The increase in depletion is due to an increase in the depletion rate due to an increase in the depletable asset base at January 1, 2005 and a decline in proved developed reserves. Depreciation of fixed assets also increased by 5% due primarily to the replacement of fully depreciated pickup trucks with new trucks.


GAIN ON SALES OF PROPERTY AND EQUIPMENT

The Company sold a well servicing hoist in the first quarter of 2004 for a gain of approximately $134,000 and a minor piece of production equipment in the second quarter of 2004 for a gain of $4,000. The Company sold another well servicing hoist in the third quarter of 2004 for a gain of approximately $56,000. The Company sold a piece of equipment in the third quarter of 2004, from the category, assets held for resale, for a gain of $28,000. The Company also sold another piece of equipment in the fourth quarter of 2004, from the category, assets held for resale, for a gain of $26,000. The Company sold three excess pickups in 2004 for a gain of $8,600. All of the assets sold in 2004 had little or no net book values.


OTHER INCOME

The Company sold excess tubing and sundry used oilfield supplies and production equipment during 2004, which resulted in approximately $53,000 of other income.


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


CRITICAL ACCOUNTING POLICIES

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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $21,699 at December 31, 2004. There were no material impairment reserves recorded in the two years ended December 31, 2003.

DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2004, 2003 and 2002 were $1.50, $0.95 and $1.21, respectively.

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


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, 'Inventory Costs'. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, 'Inventory Pricing'. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that '. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. .

.. .' This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of 'so abnormal'. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, 'Accounting for Real Estate Time-Sharing Transactions'. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, 'Accounting for Real Estate Time-Sharing Transactions'. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, 'Accounting for Sales of Real Estate', for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, 'Accounting for Costs and Initial Rental Operations of Real Estate Projects', to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, 'Exchanges of Nonmonetary Assets', an amendment to Opinion No. 29, 'Accounting for Nonmonetary Transactions'. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), 'Share-Based Payment'. SFAS 123(R) amends SFAS No. 123, 'Accounting for Stock-Based Compensation', and APB Opinion 25, 'Accounting for Stock Issued to Employees'. SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective, as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

ITEM 7- FINANCIAL STATEMENTS

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2004

                                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM . . . . . .   24


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2004 and 2003 . . . . . . . . . .   25-26
    Statements of operations - years ended
      December 31, 2004, 2003 and 2002  . . . . . . . . . . . . . .   27-28
    Statements of shareholders' equity - years ended
      December 31, 2004, 2003 and 2002  . . . . . . . . . . . . . .   29
    Statements of cash flows - years
      ended December 31, 2004, 2003 and 2002  . . . . . . . . . . .   30-31
    Notes to financial statements . . . . . . . . . . . . . . . . .   32

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Pyramid Oil Company
Bakersfield, California


We have audited the balance sheets of Pyramid Oil Company as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the financial statements, the Company changed its method of accounting for asset retirement costs effective January 1, 2003.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 24, 2005

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                                         December 31,
                                                  --------------------------
                                                     2004            2003
                                                  ----------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $   816,216      $    606,799
   Short-term investments                           850,000           850,000
   Trade accounts receivable
     (net of reserve for doubtful accounts
     of $4,000 in 2004 and 2003)                    216,821           217,460
   Interest receivable                               70,628            63,430
   Employee loan receivable                           8,801                --
   Crude oil inventory                               66,339            48,417
   Prepaid expenses                                 110,164           114,411
   Deferred income taxes                             25,698            27,927
                                                  ---------        ----------
         Total current assets                     2,164,667         1,928,444
                                                  ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and equipment
     (successful efforts method)                 11,208,833        10,769,838
   Capitalized asset retirement costs               294,600           290,450
   Drilling and operating equipment               2,067,006         1,819,360
   Land, buildings and improvements                 947,426           947,426
   Automotive, office and
     other property and equipment                   961,519           967,244
                                                 ----------        ----------
                                                 15,479,384        14,794,318
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances                   (13,294,764)      (12,925,901)
                                                 ----------        ----------
                                                  2,184,620         1,868,417
                                                 ----------        ----------
OTHER ASSETS
   Deposits                                         250,000               --
   Other assets                                      15,556               --
   Assets held for resale
     (net of accumulated depreciation and
     valuation allowance of $382,346
     And $1,033,493 in 2004 and 2003)                 9,633            38,237
                                                 ----------        ----------
                                                $ 4,624,476       $ 3,835,098
                                                 ==========        ==========
The accompanying notes are an integral part of these balance sheets.

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,
                                              ----------------------------
                                                  2004              2003
                                              ----------        ----------

CURRENT LIABILITIES:
   Accounts payable                         $    62,229        $    95,651
   Accrued professional fees                     28,220             33,972
   Accrued taxes, other than
     income taxes                                24,090             19,785
   Accrued payroll and related costs            214,255             38,727
   Accrued royalties payable                     85,186             78,084
   Accrued insurance                             52,094             47,825
   Current maturities of long-term debt          50,740             44,049
   Deferred income taxes                         25,698             27,927
                                              ---------         ----------
      Total current liabilities                 542,512            386,020
                                              ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                      63,972             59,248
                                              ---------         ----------
LIABILITY FOR ASSET RETIREMENT OBLIGATION       946,566            930,306
                                              ---------         ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,494,430 shares                       1,071,610          1,071,610
   Retained earnings                          1,999,816          1,387,914
                                             ----------         ----------
                                              3,071,426          2,459,524
                                             ----------         ----------

                                            $ 4,624,476        $ 3,835,098
                                             ==========         ==========

The accompanying notes are an integral part of these balance sheets.

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                              Year ended December 31,
                                       --------------------------------------
                                          2004          2003          2002
                                       ----------    ----------    ----------
REVENUES:                             $ 2,674,902   $ 2,070,414   $ 1,616,041
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,337,542     1,186,632     1,046,690
  Exploration costs                       201,388            --         7,007
  General and administrative              551,926       346,568       403,603
  Taxes, other than income and
    payroll taxes                          54,064        53,521        55,531
  Provision for depletion,
    depreciation and amortization         214,673       168,268       172,360
  Accretion expense                        18,221        54,262            --
  Other costs and expenses                 19,350        18,663        16,488
                                        ---------     ---------    ----------
                                        2,397,164     1,827,914     1,701,709
                                        ---------     ---------    ----------
OPERATING INCOME (LOSS)                   277,738       242,500   (    85,668)
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          16,551        20,246        36,935
  Gain on sales of property
    and equipment                         252,421            --           300
  Loss on disposal of assets                   --            --    (   10,100)
  Other income                             67,251        14,400        31,912
  Interest expense                     (      934)   (    2,095)   (    5,566)
                                       ----------     ---------     ---------
                                          335,289        32,551        53,481
                                       ----------     ---------     ---------
INCOME (LOSS) BEFORE
 INCOME TAX PROVISION                     613,027       275,051    (   32,187)
  Income tax provision                      1,125         1,125         1,125
                                       ----------     ---------     ---------
NET INCOME (LOSS) BEFORE
 CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE                  611,902       273,926    (   33,312)
  Cumulative effect on prior years
   of change in method of accounting
   for asset retirement obligation            --     (  810,115)           --
                                       ----------     ---------     ---------
NET (LOSS) INCOME                     $   611,902   $(  536,189)  $(   33,312)
                                       ==========     =========     =========

The accompanying notes are an integral part of these statements.

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                              Year ended December 31,
                                       --------------------------------------
                                          2004          2003          2002
                                       ----------    ----------    ----------
EARNINGS PER COMMON SHARE

  Basic:
   Income (loss) before
    cumulative effect of change
    in accounting principle           $       .25   $       .11   $      (.01)
   Cumulative effect on prior
    Years of change in method of
    Accounting for asset
    Retirement obligation                      --          (.32)           --
                                       ----------     ---------     ---------
   BASIC (LOSS) INCOME                $       .25   $      (.21)  $      (.01)
                                       ==========     =========     =========
 Diluted:
  Income (loss) before
    cumulative effect of change
    in accounting principle           $       .25   $       .11   $      (.01)
   Cumulative effect on prior
    Years of change in method of
    Accounting for asset
    Retirement obligation                      --          (.32)           --
                                       ----------     ---------     ---------
   DILUTED (LOSS) INCOME              $       .25   $      (.21)  $      (.01)
                                       ==========     =========     =========
Weighted average number of
  common shares outstanding             2,494,430     2,494,430     2,494,430
                                       ==========     =========    ==========

The accompanying notes are an integral part of these statements.

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY





                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 2001      2,494,430       $1,071,610     $1,957,415

  Net loss                              --               --     (   33,312)
                                 ---------        ---------      ---------
Balances, December 31, 2002      2,494,430        1,071,610      1,924,103

  Net loss                              --               --     (  536,189)
                                 ---------        ---------      ---------
Balances, December 31, 2003      2,494,430        1,071,610      1,387,914

  Net income                            --               --        611,902
                                 ---------        ---------      ---------
Balances, December 31, 2004      2,494,430       $1,071,610     $1,999,816
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.

                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                          --------------------------------
                                             2004       2003        2002
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                       $ 611,902  $(536,189)   $( 33,312)
  Adjustments to reconcile net (loss)
    income to net cash provided
    by operating activities:
      Cumulative effect on prior years of
        change in method of accounting
        for asset retirement obligation          --    810,115           --
      Provision for depletion,
        depreciation and amortization       214,673    168,268      172,390
      Accretion expense                      18,221     54,262           --
      Decrease in asset
        retirement obligation               ( 1,961)   ( 3,973)          --
      Exploration costs                     201,388         --        7,007
      Gain on sale of
        property and equipment             (252,421)        --      (   300)
      Loss on disposal of fixed assets           --      7,000       10,100
  Changes in operating assets
    and liabilities:
      (Increase) in trade accounts
        and interest receivable             ( 6,559)   (24,424)     (94,985)
      (Increase) decrease in crude
        oil inventories                     (17,922)     1,736      ( 2,598)
      (Increase) decrease in
        prepaid expenses                      4,247    (11,087)     ( 9,734)
      Increase in accounts payable
        and accrued liabilities             152,030     64,265       12,917
                                            -------    -------      -------
  Net cash provided by
    operating activities                    923,598    529,973       61,485
                                            -------    -------      -------

      The accompanying notes are an integral part of these statements.

                                PYRAMID OIL COMPANY
                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                 Year ended December 31,
                                              ------------------------------
                                                 2004      2003        2002
                                               -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                       $(732,739) $(360,416)  $(302,402)
  Cash deposit with the state of
    California Division of Oil and Gas        (250,000)        --          --
  Proceeds from sale of
    property and equipment                     281,500         --         300
                                               -------    -------     -------
  Net cash used in investing activities       (701,239)  (360,416)   (302,102)
                                               -------    -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from line of credit                 100,000         --          --
  Payments on line of credit                  (100,000)        --          --
  Principal payments on long-term debt        ( 48,434)  (136,047)   ( 15,409)
  Proceeds from issuance of long-term debt      59,849     70,450     144,449
  Loans to employees                          ( 24,357)        --          --
                                               -------    -------     -------
Net cash provided by (used in)
    financing activities                      ( 12,942)  ( 65,597)    129,040
                                               -------    -------     -------
Net (decrease) increase in cash
  and cash equivalents                         209,417    103,960    (111,577)

Cash and cash equivalents
  at beginning of year                         606,799    502,839     614,416
                                               -------    -------     -------
Cash and cash equivalents at end of year     $ 816,216  $ 606,799   $ 502,839
                                               =======    =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                               $     934  $   7,609   $      --
                                               =======    =======     =======
Cash paid during the year
  for income taxes                           $   1,125  $   1,125   $   1,125
                                               =======    =======     =======

The accompanying notes are an integral part of these statements.


                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004


1.  SIGNIFICANT ACCOUNTING POLICIES


NATURE OF OPERATIONS

Pyramid Oil Company (the Company), a California Corporation, has been in the oil and gas business continuously for 96 years since it was incorporated on October 9, 1909. The Company is in the business of exploration, development and production of crude oil and natural gas. The Company operated and has interests in 27 oil and gas leases in Kern and Santa Barbara Counties in the State of California. The Company also owns oil and gas interests in Wyoming and New York that it does not operate. The Company grants short-term credit to its customers and historically receives payment within 30 days.


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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2004

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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $21,699 at December 31, 2004. There were no material impairment reserves recorded in the two years ended December 31, 2003.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2004


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2004, 2003 and 2002 were $1.50, $0.95 and $1.21, respectively.

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2004


assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

CONCENTRATION OF CREDIT RISK

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 52.2%, and 43.2%, respectively, of Pyramid's crude oil and gas sales in 2004. While revenue from these customers is significant, and the loss of any one could have a short-term adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 47% and 38% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2004. Trade receivables were approximately 55% and 44% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2003.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, 'Inventory Costs'. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, 'Inventory Pricing'. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that '. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . .. .' This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of 'so abnormal'. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, 'Accounting for Real Estate Time-Sharing Transactions'. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, 'Accounting for Real Estate Time-Sharing Transactions'. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, 'Accounting for Sales of Real Estate', for real estate time-sharing

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2004


transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, 'Accounting for Costs and Initial Rental Operations of Real Estate Projects', to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, 'Exchanges of Nonmonetary Assets', an amendment to Opinion No. 29, 'Accounting for Nonmonetary Transactions'. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), 'Share-Based Payment'. SFAS 123(R) amends SFAS No. 123, 'Accounting for Stock-Based Compensation', and APB Opinion 25, 'Accounting for Stock Issued to Employees'. SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective, as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2004

2.  LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt at December 31, 2004 and 2003, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       2004         2003
                                                    ---------    ---------
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $999
    principal only, zero interest charges,
    final payment in 2005.                          $  11,982     $ 23,965

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,111
    principal only, zero interest charges,
    final payment in 2004.                                 --       11,111

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,114
    principal only, zero interest charges,
    final payment in 2006.                             24,516       37,887
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $632
    principal only, zero interest charges,
    final payment in 2007.                             22,750       30,334
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $431
    principal only, zero interest charges,
    final payment in 2008.                             19,397           --

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,154
    principal and interest, interest at 3.9%,
    final payment in 2007.                             36,067           --
                                                      -------      -------
                                                      114,712      103,297
  Less - current maturities                          ( 50,740)    ( 44,049)
                                                      -------      -------
                                                     $ 63,972     $ 59,248
                                                      =======      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2004

At December 31, 2004 approximately $180,000 of gross property and equipment was pledged as collateral to secure approximately $115,000 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 2005            $ 50,740
                                     2006              35,998
                                     2007              24,096
                                     2008               3,878
                                                      -------
                                                     $114,712
                                                      =======

At December 31, 2004, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $200,000 through May 31, 2005. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 5.75% at December 31, 2004.

3.   INCOME TAXES

   Income tax provision (benefit) consists of the following:

                                            Year Ended December 31,
                                      -----------------------------------
                                       2004           2003          2002
                                      -------        -------       ------
   Federal income taxes:
     Current                        $  86,148       $ 32,016     $( 17,332)
     Utilization of NOL's             (86,148)       (32,016)       17,332
     Deferred                              --             --            --
                                      -------        -------       -------
                                           --             --            --
                                      -------        -------       -------
   State income taxes:
     Current                           14,511        ( 3,542)      (25,962)
     Utilization of NOL's             (13,386)         4,667        27,087
     Deferred                              --             --            --
                                      -------        -------       -------
                                        1,125          1,125         1,125
                                      -------        -------       -------
   Income tax provision              $  1,125       $  1,125      $  1,125
                                      =======        =======       =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2004

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                                Year Ended December 31,
                                          -----------------------------------
                                            2004         2003          2002
                                          --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate         $ 208,047    $(182,304)    $( 10,944)
   Net operating loss carryover           ( 93,097)    ( 54,438)       10,944
   Statutory depletion                    (120,558)    ( 60,047)           --
   Cumulative effect of change in
     accounting principle                       --      295,736            --
   Other                                     6,733        2,178         1,125
                                          --------     --------      --------
   Income tax provision                  $   1,125    $   1,125     $   1,125
                                          ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2004          2003          2002
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     25,698   $    27,927   $    22,911
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    25,698        27,927        22,911
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   2,077,164     2,156,444     2,357,135
  Gross liabilities             (   96,849)   (   86,164)   (   60,839)
  Valuation allowance           (2,006,013)   (2,098,207)   (2,319,207)
                                ----------     ---------     ---------
                                (   25,698)   (   27,927)   (   22,911)
                                ----------     ---------     ---------
                               $        --   $        --   $        --
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2004

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                                  December 31,
                                    ---------------------------------------
                                        2004          2003          2002
                                    -----------   -----------   -----------
    Accounts receivable             $     1,600    $    1,600   $     1,600
    Net operating loss
      carry forwards                    377,700       456,979       683,750
    Statutory depletion
      carryover                       1,699,464     1,699,464     1,673,385
    Accrued liabilities                  24,098        26,327        21,311
                                     ----------     ---------     ---------
    Total deferred tax assets         2,102,862     2,184,370     2,380,046
    Property and equipment           (   96,849)   (   86,163)   (   60,839)
    Valuation allowance              (2,006,013)   (2,098,207)   (2,319,207)
                                     ----------     ---------     ---------
                                    $        --   $        --   $        --
                                     ==========     =========     =========

At December 31, 2004, a valuation allowance has been provided against a significant portion of the deferred tax assets generated by net operating loss carryforwards and the statutory depletion carryover due to the uncertainty of their future utilization.

The Company has federal income tax net operating loss carry forwards of approximately $1,046,000, which expire, to the extent not used, starting in 2004 through 2022. For California franchise tax purposes, as of December 31, 2004 the Company has unused net operating loss carryforwards of approximately $237,000, a portion of which expire each year starting in 2004.

At December 31, 2004, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $4,998,000, which currently has no expiration date.

As of December 31, 2004, the Company has no investment tax credit carryforward available to reduce future taxes payable for financial reporting and federal income tax purposes.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2004


4. RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $143,000, $122,000 and $100,000 in 2004, 2003 and 2002, respectively.

On January 14, 2000, pursuant to specific terms, conditions and obligations contained within the May 1984 oil and gas lease between Santa Fe Energy Company as lessor and Pyramid Oil Company as lessee, Pyramid quit-claimed all unearned acreage in said lease back to the lessors. Under the terms of the lease, Pyramid retained specific producing intervals within 10 acre spacings surrounding each well bore.

Effective April 1, 2002, the Company acquired the remaining 36.5 % working interest in the Santa Fe oil and gas lease in the Carneros Creek field and working interests (approximately 36.5%) in two other leases in the same area from the investor group noted above. The investor group acquired these working interests from the Company's former joint venture partner in these three oil and gas leases as the result of a court ordered settlement agreement concluding litigation between the investor group and the joint venture partner. The investor group sold the working interests to the Company for $217,000. Mr. John H. Alexander, Vice President of the Company, owns a thirty-three percent interest in the investor group. The Company had notes payable to the investor group in the amount of $108,502 at the end of December 31, 2002, of which $108,502 was paid-off on the notes payable in 2003.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease.


5. FOURTH QUARTER RESULTS (UNAUDITED)

During the fourth quarter of 2004, the Company reclassified its investment in the costs of drilling and completing a well that was drilled in June of 2004. The costs of drilling this well were capitalized during the second and third quarters of 2004. A decision was made in the fourth quarter of 2004 to abandon the well, by the Company and its joint-venture partners in the drilling of this well. The Company's share of the costs for this well in the amount of $201,000 were charged to exploration costs in the fourth quarter of 2004.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2004

During the fourth quarter of 2004, the Company made a payment to J. Ben Hathaway, the former President of the Company, under the terms of the employment contract with Mr. Hathaway and the Company. Mr. Hathaway voluntarily resigned as President of Pyramid Oil Company and pursuant to the terms of his employment contract, he received a payment of approximately $170,000 in December of 2004.

During the fourth quarter of 2004, the Company made adjustments to the carrying value of one of its oil and gas properties. The Company recorded a valuation allowance in the amount of $20,699 to reflect the change in the projected future undiscounted net cash flows for this property, as the result of the analysis of the Company's oil and gas reserves by independent consultants.

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

The Company has entered into various employment agreements with key executive employees. In the event the key executives are dismissed, the Company would incur approximately $870,000 in costs as of December 31, 2004.


7.  OTHER INCOME

The Company sold a well servicing hoist in the first quarter of 2004 for a gain of approximately $134,000 and a minor piece of production equipment in the second quarter of 2004 for a gain of $4,000. The Company sold another well servicing hoist in the third quarter of 2004 for a gain of approximately $56,000. The Company sold a piece of equipment in the third quarter of 2004,

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2004

from the category, assets held for resale, for a gain of $28,000. The Company also sold a surplus piece of equipment in the fourth quarter of 2004, from the category, assets held for resale, for a gain of $26,000. The Company sold three excess pickups in 2004 for a gain of $8,600. All of the assets sold in 2004 had little or no net book values.

The Company sold surplus tubing and sundry used oilfield supplies and production equipment during 2004, which resulted in approximately $53,000 of other income.


8.  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employees contributions up to 3% of their salaries. Contributions of $11,849, $11,052 and $10,587 were made during the years ended December 31, 2004, 2003 and 2002, respectively.


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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2004

The effect of these changes for the twelve months ending December 31, 2004 and 2003, resulted in a decrease in income from continuing operations of $23,957 and $59,698, respectively. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003. The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on twelve months ended
       December 31, 2004                            (23,957)          (0.01)

     Effect on twelve months ended
       December 31, 2003                            (59,698)          (0.02)

     Pro Forma effect on twelve months
       ended December 31, 2002:
          As reported                             $( 33,312)         $(0.01)
          Pro Forma                                ( 56,307)          (0.02)

There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of December 31, 2004 and 2003, because the Company records a valuation allowance on net operating losses and deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2004                 $930,306
        Incurred during the period                        (6,111)
        Settled during the period                             --
        Accretion expense                                 18,221
        Additions for new well                             4,150
                                                         -------
     Ending Balance, December 31, 2004                  $946,566
                                                         =======

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 2004


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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2004, 2003 and 2002 were as follows:

                                         2004         2003         2002
                                      ----------   ----------   ----------
Proved properties                    $11,030,300  $10,591,300  $10,343,000
Unproved properties
  being amortized                        178,600      178,600      178,600
Unproved properties
  not being amortized                         --           --           --
Capitalized asset retirement costs       294,600      290,500           --
Accumulated depletion,
  depreciation, amortization
  and valuation allowances           (10,510,700) (10,306,400) (10,009,200)
                                      ----------   ----------   ----------
                                     $   992,800  $   754,000  $   512,400
                                      ==========   ==========   ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2004


The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  2004            2003           2002
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved reserves:
  Beginning of year            555      83     554     105     323     37
  Revisions of previous
    estimates                  (10)      8      75     (15)    297     79
  Extensions, discoveries
    and other additions         49      --      --      --      --     --
  Production                   (72)    ( 8)    (74)    ( 7)    (66)   (11)
                              ----    ----    ----    ----    ----   ----
  End of year                  522      83     555      83     554    105
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            555      83     554     105     323     37
                              ====    ====    ====    ====    ====   ====
  End of year                  473      83     555      83     554    105
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2004


The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  2004          2003          2002
                               ----------    ----------    ----------
Proved developed reserves
  (Present value before
   income taxes)               $4,636,000    $4,617,000    $4,325,000
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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                       2004          2003          2002
                                      -------       -------       -------
Property acquisition costs           $ 14,000      $     --      $228,000
Exploration costs                     201,000            --         7,000
Development costs                     418,000       255,000            --
Asset retirement costs                  4,000       290,500            --


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2004


The results of operations for oil and gas producing activities for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                     2004          2003         2002
                                  ----------    ----------    ----------
Sales                            $ 2,675,000   $ 2,071,000   $ 1,616,000
Production costs                   1,383,000     1,232,000     1,095,000
Exploration costs                    202,000            --         7,000
Accretion expense                     18,000        54,000            --
Depletion, depreciation,
  amortization and
  valuation allowance                115,000        77,000        83,000
                                   ---------     ---------     ---------
                                     957,000       708,000       431,000
Income tax (benefit) provision         1,200         1,200         1,200
                                   ---------     ---------     ---------
Results of operations from
  production activities          $   955,800   $   706,800   $   429,800
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                     2004          2003          2002
                                  ----------    ----------    ----------
Future cash inflows              $18,448,000   $17,380,000   $16,490,000
Future development and
  production costs                 9,908,000     8,792,000     9,166,000
Future abandonment costs             730,000       736,000            --
Future income tax expense             12,000        12,000        12,000
                                  ----------    ----------    ----------
Future net cash flow               7,798,000     7,840,000     7,312,000
10% annual discount                3,162,000     3,230,000     2,994,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 4,636,000   $ 4,610,000   $ 4,318,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2004


The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2004, 2003 and 2002 were as follows:

                                         2004          2003          2002
                                      ----------    ----------    ----------
Extensions                           $   490,000   $        --   $        --
Revisions of previous estimates
 Price changes                           654,000       952,000     1,588,000
 Quantity estimate                      ( 82,000)      690,000     2,494,000
Change in production rates,
  timing and Other                       381,000      (208,000)     (611,000)
Development costs incurred               418,000       255,000            --
Changes in estimated future
  development costs                     (348,000)     (255,000)           --
Changes in estimated future
  abandonment costs                     (730,000)     (736,000)           --
Sales of oil and gas, net of
  production costs                    (1,292,000)     (839,000)     (521,000)
Accretion of discount                    535,000       433,000       125,000
                                      ----------    ----------    ----------
                                          26,000       292,000     3,075,000
Net change in income taxes                    --            --            --
                                      ----------    ----------    ----------
Net (decrease) increase              $    26,000   $   292,000   $ 3,075,000
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2004


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

The increase in the standardized measure of discounted future net cash flows at December 31, 2004, of $26,000 is the result of several factors, both positive and offsetting negative factors. Sales of oil and gas, net of production costs reduced future cash flows by approximately $1,292,000. The recognition of future abandonment costs decreased future cash flows by $730,000. This was offset by an increase in future cash flows due to higher crude oil prices at December 31, 2004 and the recognition of proved developed non-producing reserves at December 31, 2004.

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

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS

                                       2004          2003
                                    ----------    ----------
    REVENUES:

      Quarter Ended:
          March 31                  $   599,296   $   538,608
          June 30                       666,871       487,222
          September 30                  702,899       506,801
          December 31                   705,836       537,783
                                     ----------    ----------
                                    $ 2,674,902   $ 2,070,414
                                     ==========    ==========
    NET INCOME (LOSS):

      Quarter Ended:
          March 31                  $   281,358   $  (652,115) (a)
          June 30                       167,333        74,487
          September 30                  346,540       106,691
          December 31 (c)              (183,329)     ( 62,252) (b)
                                     ----------    ----------
                                    $   611,902   $  (536,189)
                                     ==========    ==========
    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:
          March 31                  $       .11   $      (.26) (a)
          June 30                           .07           .03  (b)
          September 30                      .14           .04
          December 31 (c)                  (.07)         (.02)
                                     ----------    ----------
                                    $       .25   $      (.21)
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

(c) Reflects transactions recorded for exploration costs for the drilling and completion of an exploration well and the settlement of an employment agreement in the fourth quarter of 2004. Also, reflects a valuation allowance recorded in the fourth quarter of 2004 (see Note 5 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None

ITEM 8A - CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act), the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to the disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. No change in the Company's internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 but was not reported.


                                  PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that is applicable to all of its directors, officers and employees. A copy of the code is available at no charge to any person who sends a request for a copy to the Corporate Secretary, Pyramid Oil Company, P.O. Box 832, Bakersfield, California 93302.


ITEM 10 - EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Shareholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $143,000 in 2004, $122,000 in 2003 and $100,000 in 2002.

On January 14, 2000, pursuant to specific terms, conditions and obligations contained within the May 1984 oil and gas lease between Santa Fe Energy Company as lessor and Pyramid Oil Company as lessee, Pyramid quit-claimed all unearned acreage in said lease back to the lessors. Under the terms of the lease, Pyramid retained specific producing intervals within 10 acre spacings surrounding each well bore.

Effective April 1, 2002, the Company acquired the remaining 36.5% working interest in the Santa Fe oil and gas lease in the Carneros Creek field and working interests (approximately 36.5%) in two other leases in the same area from the investor group noted above. The investor group acquired these working interests from the Company's former joint venture partner in these three oil and gas leases as the result of a court ordered settlement agreement concluding litigation between the investor group and the joint venture partner. The investor group sold the working interests to the Company for $217,000. Mr. John H. Alexander, Vice President of the Company, owns a thirty-three percent interest in the investor group. The Company had notes payable to the investor group in the amount of $108,502 at the end of December 31, 2002, of which $108,502 was paid-off on the notes payable in 2003.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease.

ITEM 13 - EXHIBITS

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

(2) Incorporated by reference from the Registrant's August 25, 1986 Proxy Statement.

(3) Incorporated by reference from Exhibits 10.1 and 10.2 to the Registrants June 30, 2001 Form 10-QSB.

(4) Incorporated by reference from Exhibits 10.3, 10.4 and 99 to the Registrants December 31, 2001 Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company hereby incorporates by reference the information contained under the section entitled ''Principal Accounting Fees and Services'' or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Shareholders.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 30, 2005                         By:   JOHN H. ALEXANDER
                                           ----------------------
                                             John H. Alexander
                                             Director/President
                                          Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     JOHN H. ALEXANDER        Director/President            March 30, 2005
---------------------------     Chief Executive Officer
     John H. Alexander


     J. BEN HATHAWAY          Director                      March 30, 2005
---------------------------     Chairman of the Board
     J. Ben Hathaway


      THOMAS W. LADD          Director                      March 30, 2005
---------------------------
      Thomas W. Ladd


      GARY L. RONNING         Director                      March 30, 2005
---------------------------
      Gary L. Ronning


       JOHN E.  TURCO         Director                      March 30, 2005
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/           March 30, 2005
---------------------------    Principal Accounting and
   Lee G. Christianson         Financial Officer