Form 10QSB
period 2005-03-31
PYRAMID OIL CO
filed 2005-05-13
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2005

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at March 31, 2005)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 2005           2004
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  766,898     $  816,216
  Short-term investments                         850,000        850,000
  Trade accounts receivable                      314,209        216,821
  Interest receivable                             74,426         70,628
  Employee loan receivable                         7,866          8,801
  Crude oil inventory                             68,608         66,339
  Prepaid expenses                                82,583        110,164
  Deferred income taxes                           25,698         25,698
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  2,190,288      2,164,667
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               11,257,541     11,208,833
  Capitalized asset retirement costs             294,600        294,600
  Drilling and operating equipment             2,079,278      2,067,006
  Land, buildings and improvements               947,426        947,426
  Automotive, office and other
    property and equipment                       975,578        961,519
                                             ------------   ------------
                                              15,554,423     15,479,384
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,351,294)   (13,294,764)
                                             ------------   ------------
                                               2,203,129      2,184,620
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Other assets                                    13,554         15,556
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                              $4,666,604     $4,624,476
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 2005           2004
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                           $    73,088    $    62,229
  Accrued professional fees                       17,500         28,220
  Accrued taxes, other than income taxes          24,090         24,090
  Accrued payroll and related costs               61,265        214,255
  Accrued royalties payable                       98,438         85,186
  Accrued insurance                               38,183         52,094
  Current maturities of long-term debt            50,575         50,740
  Deferred income taxes                           25,698         25,698
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               388,837        542,512
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         51,488         63,972
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        940,476        946,566
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            2,214,193      1,999,816
                                             ------------   ------------
                                               3,285,803      3,071,426
                                             ------------   ------------
                                              $4,666,604     $4,624,476
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------
  REVENUES                                          $701,892       $599,296
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               318,605        301,614
    General and administrative                       101,181         89,580
    Taxes, other than income
      and payroll taxes                               11,583         13,187
    Provision for depletion,
      depreciation and amortization                   56,530         45,506
    Accretion expense                                  4,545          4,545
    Other costs and expenses                           3,656          3,626
                                                 ------------   ------------
                                                     496,100        458,058
                                                 ------------   ------------
  OPERATING INCOME                                   205,792        141,238
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                    5,652          3,263
    Gain on sale of other assets                          --        133,582
    Other income                                       3,600          3,600
    Interest expense                                    (342)            --
                                                 ------------   ------------
                                                       8,910        140,445
                                                 ------------   ------------
 INCOME BEFORE INCOME
     TAX PROVISION                                   214,702        181,683
   Income tax provision                                  325            325
                                                 ------------   ------------
 NET INCOME                                          214,377        281,358
                                                 ============   ============
 EARNINGS PER COMMON SHARE
   Basic Income Per Common Share                      $ 0.09         $ 0.11
                                                 ============   ============
   Diluted Income Per Common Share                    $ 0.09         $ 0.11
                                                 ============   ============
Weighted average number of
    common shares outstanding                      2,494,430      2,494,430
                                                 ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.



       5                   PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                  Three months ended March 31,
                                                      2005           2004
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 214,377      $ 281,358
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  56,530         45,506
      Gain on sale of other assets                         --       (133,582)
      Costs charged to asset retirement obligation    (10,635)            --
      Accretion expense                                 4,545          4,545
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                        (101,186)       (55,088)
    Decrease in crude oil inventories                 ( 2,269)       (18,710)
    Decrease in prepaid expenses                       27,581         30,546
    Decrease in accounts payable
      and accrued liabilities                        (153,510)       (59,889)
                                                     ---------      ---------
    Net cash provided by operating activities          35,433         94,686
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               ( 75,039)       (17,306)
  Proceeds from sales of other assets                      --        135,000
                                                     ---------      ---------
   Net cash (used in) provided by
     investing activities                            ( 75,039)       117,694
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt              ( 12,649)       (11,568)
   Principal payments on loans to employees             2,937             --
                                                     ---------      ---------
   Net cash used in financing activities             (  9,712)       (11,568)
                                                     ---------      ---------
Net (decrease) increase in cash                      ( 49,318)       200,812

Cash at beginning of period                           816,216        606,799
                                                     ---------      ---------
Cash at end of period                                $766,898       $807,611
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the three months for interest       $  342         $   --
                                                     =========      =========
  Cash paid during the three months for income taxes   $  325         $  325
                                                     =========      =========
The Accompanying Notes are an Integral Part of These Financial Statements.

       6                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2005
                                  (UNAUDITED)

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

A summary of the Company's significant accounting policies is contained in its December 31, 2004 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2004 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2005 and the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 2005 and 2004.


(3)  COMMITMENTS

The Company has entered into various employment agreements with key executive employees. In the event the key executives are dismissed, the Company would incur approximately $960,000 in costs.


(4) INCOME TAX PROVISION

The Company's income tax provision consists mainly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.

(5) CHANGE IN ACCOUNTING PRINCIPLE

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

The effect of these changes for the quarter ending March 31, 2005, resulted in a decrease in income from continuing operations of $5,945. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003.
The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on three months ended March 31, 2004     (5,945)             --

     Effect on three months ended March 31, 2005     (5,945)             --


There are no legally restricted assets for the settlement of asset retirement obligations.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2005                 $946,566
        Incurred during the period                       (10,635)
        Settled during the period                             --
        Accretion expense                                  4,545
        Revisions in estimates                                --
                                                         -------
     Ending Balance, March 31, 2005                     $940,576
                                                         =======


(6) OTHER ASSETS - DEPOSITS

In April 2004, the Company replaced it's $250,000 oil and gas blanket performance surety bond, with a cash bond in the form of an irrevocable certificate of deposit in the amount of $250,000.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first quarter of 2005 increased by approximately $6.90 per equivalent barrel when compared with the same period for 2004. During the first quarter of 2005 the Company experienced 48 separate price changes compared with 49 price changes during the same period for 2004. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $49,318 for the three months ended March 31, 2005. During the first quarter of 2004, operating activities provided cash of $35,433. Capital spending of $75,039 and principal payments on long-term debt totaling $12,649, reduced cash for the first quarter of 2005. See the Statements of Cash Flows for additional detailed information. A $200,000 line of credit, unused at March 31, 2005, provided additional liquidity during the first quarter of 2005.

                        FORWARD LOOKING INFORMATION

The Company's average crude oil price has decreased by approximately $2.40 per barrel since March 31, 2005.

Announcements from the Company, including any updates of financial results and SEC fillings can be found on the Company's WEB site, pyramidoil.com. The Company uses the Web site to ''post'' information about the Company's activities. This site also provides an e-mail address, info@pyramidoil.com, for shareholders or prospective shareholders to contact the Company.

The Company is pleased with the results of it's Santa Fe #15 well, drilled in late 2004. This well is currently producing 27 barrels of oil per day and has provided a great deal of valuable technical reservoir information relating to the Carneros Creek field. Based in part on the information obtained, management plans to drill four additional wells in this area in 2005. Two of the wells have been located to target the shallower Carneros zone and two wells will be located to target the Point of Rocks zone.

The Company's 2005 capital budget provides funds for drilling several new developmental wells in the Company's Carneros Creek area. Additionally, this budget provides funds for reworking and stimulating certain existing Company wells and for specific lease acquisitions within California.

On March 18, 2005, the Company signed a Letter of Intent with E & B Natural Resources of Bakersfield, CA. Pyramid and E & B have identified a potential well location and are currently working to complete the Definitive Agreements relating to the Joint Venture. The well is projected to be spudded sometime late in the third quarter. Drilling rig availability will affect the timing of this well.

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



       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005
  COMPARED TO THE QUARTER ENDED MARCH 31, 2004


REVENUES

Oil and gas revenue increased by 17% for the three months ended March 31, 2005 when compared with the same period for 2004. Oil and gas revenue increased by 21% due to higher average crude oil prices for the first quarter of 2005.
The average price of the Company's oil and gas for the first quarter of 2005 increased by approximately $6.90 per equivalent barrel when compared to the same period of 2004. This was offset by a reduction in revenues of 4% due to lower crude oil production/sales. The Company's net revenue share of crude oil production decreased by approximately 700 barrels for the first three months of 2005. The decrease in crude oil production is primarily the result of a decline in production on certain of the Company's properties.

OPERATING EXPENSES

Operating expenses increased by 5.6% for the first quarter of 2005. The cost to produce an equivalent barrel of crude oil during the first quarter of 2005 increased by approximately $1.55 per barrel when compared with the production costs for the first quarter of 2004. The increase in operating expenses for the first quarter of 2005 was caused by a number of offsetting factors.

Work that was done on the Company's Mitchel lease in 2004, to retrieve tubing stuck in the well in an effort to return the well back to production, had increased expenses for this property during the first quarter of 2004. This effort was unsuccessful and this property has been shut-in since this work was discontinued in the first quarter of 2004. No costs were expended in the first quarter of 2005 for this property resulting in a decrease of approximately 7% in operating expenses.

The Company adjusts the carrying value of its crude oil inventory at the end of each quarter based on quarter ending volumes and costs of production. The difference between the inventory adjustment at the end of the first quarter of 2005 compared with the adjustment recorded at the end of the first quarter of 2004 resulted in an increase of approximately 5% in operating expenses.

The Delaney Tunnell lease was returned to production in the fourth quarter of 2004 due to higher crude oil prices which made it economical to produce this property. Operating expenses on this property for the first quarter of 2005 increased overall costs by 3%. Operating expenses also increased by 3% due to work that was done on the Company's Warren lease to return one well back to production.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 13% for the first three months of 2005 when compared with the same period for 2004. The increase in general and administrative expenses is due primarily to an increase in audit fees of 10% due to the additional burdens of complying with the Sarbanes-Oxley legislation.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 24% for the first quarter of 2005, when compared with the same period for 2004. The increase is due primarily to a 23% increase in depletion. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties due to the drilling of two new wells one in 2004 and one in 2003.

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

     b. No Form 8-K's were filed during the three months ended March 31, 2005.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 13, 2005                         JOHN H. ALEXANDER
                                           ---------------------
                                             John H. Alexander
                                                 President


Dated:  May 13, 2005                        LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

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


   Dated: May 13, 2005



                                      By:    JOHN H. ALEXANDER
                                          -----------------------
                                             John H. Alexander
                                          Chief Executive Officer

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


  Dated: May 13, 2005



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer