Form 10QSB
period 2005-06-30
PYRAMID OIL CO
filed 2005-08-15
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended June 30, 2005

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at June 30, 2005)

FINANCIAL STATEMENTS
                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                               June 30,     December 31,
                                                 2005           2004
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  922,672     $  816,216
  Short-term investments                         850,000        850,000
  Trade accounts receivable                      301,826        216,821
  Interest receivable                             73,220         70,628
  Employee loan receivable                         7,916          8,801
  Crude oil inventory                             59,807         66,339
  Prepaid expenses                                49,706        110,164
  Deferred income taxes                           25,698         25,698
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  2,290,845      2,164,667
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               11,294,102     11,208,833
  Capitalized asset retirement costs             294,600        294,600
  Drilling and operating equipment             2,134,844      2,067,006
  Land, buildings and improvements               947,426        947,426
  Automotive, office and other
    property and equipment                       950,683        961,519
                                             ------------   ------------
                                              15,621,655     15,479,384
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,313,388)   (13,294,764)
                                             ------------   ------------
                                               2,308,267      2,184,620
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Other assets                                    11,557         15,556
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                                 271,190        275,189
                                             ------------   ------------

                                              $4,870,302     $4,624,476
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 2005           2004
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $   74,613     $   62,229
  Accrued professional fees                       16,000         28,220
  Accrued taxes, other than income taxes              --         24,090
  Accrued payroll and related costs               48,778        214,255
  Accrued royalties payable                       98,565         85,186
  Accrued insurance                               19,092         52,094
  Current maturities of long-term debt            51,030         50,740
  Deferred income taxes                           25,698         25,698
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               333,776        542,512
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         38,353         63,972
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        945,551        946,566
                                             ------------   ------------

COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            2,481,012      1,999,816
                                             ------------   ------------
                                               3,552,622      3,071,426
                                             ------------   ------------
                                              $4,870,302     $4,624,476
                                             ============   ============


  The Accompanying Notes Are an Integral Part of These Financial Statements.







        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  2005        2004         2005        2004
                               ---------   ---------    ---------   ---------
REVENUES                        $865,548    $666,871   $1,567,440  $1,266,167
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             390,429     339,787      709,034     641,401
  General and administrative     119,045     101,057      220,226     190,637
  Taxes, other than income
    and payroll taxes             18,317      12,267       29,900      25,454
  Provision for depletion,
    depreciation and
    amortization                  61,117      44,194      117,647      89,700
  Accretion expense                5,075       4,545        9,620       9,090
  Other costs and expenses         9,093       7,630       12,749      11,256
                               ---------   ---------    ---------   ---------
                                 603,076     509,480    1,099,176     967,538
                               ---------   ---------    ---------   ---------
OPERATING INCOME                 262,472     157,391      468,264     298,629
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                  3,228       3,005        8,880       6,268
  Gain on sale of other assets        --       4,200           --     137,782
  Other income                     2,280       3,600        5,880       7,200
  Interest expense                 ( 361)     (   63)      (  703)     (   63)
                               ---------   ---------    ---------   ---------
                                   5,147      10,742       14,057     151,187
                               ---------   ---------    ---------   ---------
INCOME BEFORE
 INCOME TAX PROVISION            267,619     168,133      482,321     449,816
   Income tax provision              800         800        1,125       1,125
                               ---------   ---------    ---------   ---------
NET INCOME                     $ 266,819   $ 167,333    $ 481,196   $ 448,691
                               =========   =========    =========   =========
  BASIC INCOME PER
    COMMON SHARE                   $0.11       $0.07        $0.19       $0.18
                               =========   =========    =========   =========
  DILUTED INCOME PER
    COMMON SHARE                   $0.11       $0.07        $0.19       $0.18
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.


       5                   PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                         $ 481,196      $ 448,691
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  117,647         89,700
      Accretion expense                                  9,620          9,090
      Costs incurred for asset
        retirement obligations                         (10,635)            --
      Loss on disposal of fixed assets                   6,492             --
      Gain on sale of fixed assets                          --       (137,782)
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                          (87,597)      (268,735)
    (Increase) Decrease in
      crude oil inventories                              6,532         (8,315)
    Decrease in prepaid expenses                        60,458         61,027
    Decrease in accounts payable
      and accrued liabilities                         (209,026)       (72,263)
                                                      --------       --------
Net cash provided by operating activities              374,687        121,413
                                                      --------       --------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                       2005           2004
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash deposit with state of California
    Division of Oil and Gas                          $      --      $(250,000)
  Proceeds from sale of fixed assets                        --        140,000
  Capital expenditures                                (247,786)      (227,112)
                                                      --------       --------
Net cash used in investing activities                 (247,786)      (337,112)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit                             --        100,000
   Principal payments on loans to employees              4,884             --
   Principal payments on long-term debt               ( 25,329)      ( 23,135)
                                                      --------       --------
Net cash provided by (used in)
  financing activities                                ( 20,445)        76,865
                                                      --------       --------

Net increase (decrease) in cash                        106,456       (138,834)

Cash at beginning of period                            816,216        606,799
                                                      --------       --------
Cash at end of period                                 $922,672       $467,965
                                                      ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the six months for interest         $  703         $   63
                                                      ========       ========
  Cash paid during the six months for income taxes     $1,125         $1,125
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.








       7                      PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2005 and the results of its operations and its cash flows for the six month periods ended June 30, 2005 and 2004. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 2005 and 2004.


(3)  COMMITMENTS AND CONTINGENCIES

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

The effect of these changes for the six months ending June 30, 2005, resulted in a decrease in income from continuing operations of $12,562. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003.
The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on six months ended June 30, 2005       (12,562)             --

     Effect on six months ended June 30, 2004       (11,940)             --


There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of June 30, 2005, because the Company records a valuation allowance on net operating losses and deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2005                 $946,566
        Incurred during the period                       (10,635)
        Settled during the period                             --
        Accretion expense                                  9,620
        Revisions in estimates                                --
                                                         -------
     Ending Balance, June 30, 2005                      $945,551
                                                         =======


(6) DEPOSITS

In April 2004, the Company replaced its $250,000 state of California oil and gas blanket performance surety bond, with a cash bond in the form of an irrevocable certificate of deposit in the amount of $250,000.


(7)  CHANGE IN CONTROL OF REGISTRANT

     Pyramid Oil Company (the Company) has been notified that J. Ben Hathaway, Jean Hathaway, Henry Hathaway, and John Hathaway have completed their sale of 1,388,485 shares of the common stock of the Company
(approximately 56% of the Company's outstanding common stock) to Michael D. Herman on June 15, 2005.


(8) CHANGE IN DIRECTORS OF REGISTRANT

     Effective June 15, 2005, J. Ben Hathaway has resigned as Chairman of the Board and as a Director of the Company. Mr. Hathaway had been a director of the Company since 1984. Mr. Hathaway had retired as President and Chief Executive Officer of the Company effective June 3, 2004. Mr. Hathaway's resignation as a director was made in connection with the sale of all of the shares of common stock of Pyramid Oil Company owned by Mr. Hathaway and his family members. Mr. Hathaway agreed to resign from the Board of Directors pursuant to the terms of an agreement with an unaffiliated third party, Mr. Michael D. Herman.

     The Company's Board of Directors, at a board of directors meeting held on July 19, 2005, elected Mr. Michael D. Herman to fill the vacancy created by Mr. Hathaway's resignation.

(9)  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. FASB Statement of Accounting Standards (SFAS) 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Management does not expect adoption of SFAS No. 154 to have a material impact on the Company's financial statements.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the second quarter of 2005 increased by approximately $9.16 when compared with the same period for 2004. Average crude oil prices for the first six months of 2005 increased by approximately $8.12 per equivalent barrel when compared with the same period for 2004. At the end of the second quarter of 2005, crude oil prices had increased by approximately $16.45 per barrel when compared with crude oil prices at December 31, 2004.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $106,456 for the six months ended June 30, 2005. During the first half of 2005, operating activities provided cash of $374,687. This was offset by capital expenditures of $247,786 and principal payments on long-term debt totaling $25,329 during the first six months of 2005. See the Statements of Cash Flows for additional detailed information.

                          FORWARD LOOKING INFORMATION

The Company's management is very pleased with the addition of Mr. Michael D. Herman to the Company's Board of Directors. Management believes that Mr. Herman brings to the Company not only sound business experience but also commitment to the growth of the Company.

Management is seeking to strengthen the Company's technical expertise by hiring a petroleum reservoir engineer to assist in evaluations of existing Company properties and prospects for additional oil and gas ventures. Management believes that with the higher oil prices it is prudent to re-evaluate all of the Company's oil and gas assets in light of the improved economic conditions.

As of August 4, 2005, the Company's average crude oil price has decreased by approximately $5.65 per barrel since June 30, 2005.

Announcements from the Company, including any updates of financial results and SEC fillings can be found on the Company's WEB site, pyramidoil.com. The Company uses the Web site to 'post' information about the Company's activities. This site also provides an e-mail address, info@pyramidoil.com, for shareholders or prospective shareholders to contact the Company.

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


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2005
  COMPARED TO THE QUARTER ENDED JUNE 30, 2004

REVENUES

Oil and gas revenues increased by 30% for the three months ended June 30, 2005 when compared with the same period for 2004. Oil and gas revenues increased by 27% due to higher average crude oil prices for the second quarter of 2005. The average price of the Company's oil and gas for the second quarter of 2005 increased by approximately $9.16 per equivalent barrel when compared to the same period of 2004. Revenues increased by 3% due to slightly higher crude oil production/shipments. The Company's net revenue share of crude oil production/sales increased by approximately 560 barrels for the second quarter of 2005.

OPERATING EXPENSES

Operating expenses increased by approximately 15% for the second quarter of 2005. The increase in operating costs for the second quarter of 2005 is primarily the result of activity on three of the Company's oil and gas properties. The cost to produce an equivalent barrel of crude oil increased by approximately $2.00 (total cost of approximately $20.00 per equivalent barrel) for the second quarter of 2005 when compared with the second quarter of 2004.

The Company performed a frac job on one of its Anderson wells in the Carneros Creek field on June 17, 2005, which increased operating expenses by approximately 10% for the second quarter of 2005. The purpose of the frac job is to stimulate production on this well. During 2003, the Company drilled a new well on this lease and fractured the well upon completion. This well responded favorably to the fracture. The Company is hoping that the well fractured in June of 2005 will respond favorably to this procedure and stimulate production on this well.

Operating expenses have increased by approximately 12% on the Company's Delaney-Tunnell lease during the second quarter of 2005. This lease was shut-in during the second quarter of 2004. This lease had been shut-in for approximately three years due to the cost of disposing of produced waste water. This lease was returned to production during the fourth quarter of 2004 due to higher crude oil prices.

This was offset by a decrease in costs of 10% on one of the Company's leases during the second quarter of 2005. Work that was done on the Company's Mitchel lease in 2004 to retrieve tubing stuck in the well in an effort to return the well back to production was unsuccessful and this property has been shut-in since the first quarter of 2004. No costs were expended in the first quarter of 2005 for this property.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 18% for the quarter ended June 30, 2005. The increase in general and administrative expenses is due primarily to an increase in audit fees of 12% due to the additional burdens of complying with the Sarbanes-Oxley legislation. Legal services increased by 5% during the second quarter of 2005, due primarily to activity related to the change in control of the Company.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 38% for the second quarter of 2005, when compared with the same period for 2004. The increase is due primarily to an increase of 34% in depletion charges. The increase in depletion is due to an increase in the depletion rate due to an increase in the depletable asset base at January 1, 2005. The depletable asset base has increased due to the drilling of two new wells one, in 2004 and one in 2003.

INCOME TAX PROVISION

The Company's income tax provision consists mainly of current minimum taxes for California and New York. The Company is utilizing its significant net operating loss carryforwards to offset Federal income taxes.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004


REVENUES

Oil and gas revenues increased by 24% for the six months ended June 30, 2005 when compared with the same period for 2004. Oil and gas revenues increased by approximately 24% due to higher average crude oil prices for the first half of 2005. The average price of the Company's oil and gas for the first six months of 2005 increased by approximately $8.12 per equivalent barrel when compared with the same period for 2004. The Company's net revenue share of crude oil production/sales decreased by approximately 100 barrels for the six months ended June 30, 2004.


OPERATING EXPENSES

Operating expenses increased by approximately 11% for the six months ended June 30, 2005, when compared with the same period for 2004. The cost to produce an equivalent barrel of crude oil increased by approximately $1.85 per barrel (total cost of approximately $18.90 per equivalent barrel) for the six months ended June 30, 2005. The increase in operating costs for the first half of 2005 is primarily the result of activity on three of the Company's oil and gas properties.

The Company performed a frac job on one of its Anderson wells in the Carneros Creek field on June 17, 2005, which increased operating expenses by approximately 7% for the first six months of 2005. The purpose of the frac job is to stimulate production on this well. During 2003, the Company drilled a new well on this lease and fractured the well upon completion. This well responded favorably to the fracture. The Company is hoping that the well fractured in June of 2005 will respond favorably to this procedure and stimulate production on this well.

Operating expenses have increased by approximately 8% on the Company's Delaney-Tunnell lease during the first six months of 2005. This lease was shut-in during the same period of 2004. This lease had been shut-in for approximately three years due to the cost of disposing of produced waste water. This lease was returned to production during the fourth quarter of 2004 due to higher crude oil prices.

This was offset by a decrease in costs of 9% on one of the Company's leases during the first six months of 2005. Work that was done on the Company's Mitchel lease in 2004 to retrieve tubing stuck in the well in an effort to return the well back to production was unsuccessful and this property has been shut-in since the first quarter of 2004. No costs were expended in the first six months of 2005 for this property.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 16% for the six months ended June 30, 2005. The increase in general and administrative expenses is due primarily to an increase in audit fees of 11% due to the additional burdens of complying with the Sarbanes-Oxley legislation. Legal services increased by 3% due primarily to activity related to the change in the control of the Company.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 31% for the six months ended June 30, 2005, when compared with the same period for 2004. The increase is due primarily to an increase of 28% in depletion charges. The increase in depletion is due to an increase in the depletion rate due to an increase in the depletable asset base at January 1, 2005. The depletable asset base had increased due to the drilling of two new wells, one in 2004 and one in 2003.


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

     On June 2, 2005, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Two items were voted on during the meeting;
election of Directors and approval of Auditors. The shareholders elected J. Ben Hathaway, John H. Alexander, Thomas W. Ladd, Gary L. Ronning and John E. Turco to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders also approved the selection of Singer Lewak Greenbaum & Goldstein, LLP as auditors for 2005. Each item is fully described in the Company's Proxy dated May 10,2005.

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

         a.  Exhibits

             99.1  Written Statement of the Chief Executive Officer Pursuant
                     to 18 U.S.C. Section 1350
             99.2  Written Statement of the Chief Financial Officer Pursuant
                     to 18 U.S.C. Section 1350

         b. The Company filed Form 8-K on June 20, 2005, describing the change in control of the Company and the resignation of J. Ben Hathaway as a Director and Chairman of the Board of the Company.

         c. The Company filed Form 8-K on July 25, 2005, describing the election of Michael D. Herman as a Director and Chairman of the Board to fill the vacancy on the Board created by the resignation of J. Ben Hathaway.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 8, 2005
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: August 8, 2005
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

PAGE <18>

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


   Dated: August 8, 2005



                                      By:    JOHN H. ALEXANDER
                                          -----------------------
                                             John H. Alexander
                                          Chief Executive Officer

PAGE <20>

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

PAGE <21>

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Dated: August 8, 2005



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer