Form 10QSB
period 2005-09-30
PYRAMID OIL CO
filed 2005-11-14
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

               For the quarterly period ended September 30, 2005

                                OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934

               For the transition period from             to


                        Commission File Number 0-5525


                              PYRAMID OIL COMPANY
      (Exact name of small business issuer as specified in its charter)

                CALIFORNIA                              94-0787340
     (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)

              2008 - 21ST. STREET,
            BAKERSFIELD, CALIFORNIA                     93301
     (Address of principal executive offices)         (Zip Code)

                                (661) 325-1000
                          (Issuer's telephone number)


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

       COMMON STOCK WITHOUT PAR VALUE                   2,494,430
                  (Class)                  (Outstanding at September 30, 2005)

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                             September 30,  December 31,
                                                 2005           2004
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $1,019,345     $  816,216
  Short-term investments                       1,350,000        850,000
  Trade accounts receivable                      462,981        216,821
  Interest receivable                             81,873         70,628
  Employee loan receivable                         7,619          8,801
  Crude oil inventory                             66,169         66,339
  Prepaid expenses                                30,355        110,164
  Deferred income taxes                           25,698         25,698
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  3,044,040      2,164,667
                                             ------------   ------------
PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               11,447,017     11,208,833
  Capitalized asset retirement costs             294,600        294,600
  Drilling and operating equipment             1,913,509      2,067,006
  Land, buildings and improvements               961,902        947,426
  Automotive, office and other
    property and equipment                       968,056        961,519
                                             ------------   ------------
                                              15,585,084     15,479,384
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,232,570)   (13,294,764)
                                             ------------   ------------
                                               2,352,514      2,184,620
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Other assets                                     9,547         15,556
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                                 269,180        275,189
                                             ------------   ------------
                                              $5,665,734     $4,624,476
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,   December 31,
                                                 2005           2004
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $   89,323     $   62,229
  Accrued professional fees                       35,565         28,220
  Accrued taxes, other than income taxes          13,944         24,090
  Accrued payroll and related costs               44,924        214,255
  Accrued royalties payable                      120,974         85,186
  Accrued insurance                                   --         52,094
  Accrued income taxes                            38,200             --
  Accrued termination costs                      282,667             --
  Current maturities of long-term debt            51,157         50,740
  Deferred income taxes                           25,698         25,698
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               702,452        542,512
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         25,516         63,972
                                             ------------   ------------

LIABILITY FOR TERMINATION COSTS                  141,333             --
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        950,360        946,566
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            2,774,463      1,999,816
                                             ------------   ------------
                                               3,846,073      3,071,426
                                             ------------   ------------
                                              $5,665,734     $4,624,476
                                             ============   ============


  The Accompanying Notes Are an Integral Part of These Financial Statements.




        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                  2005        2004         2005        2004
                               ---------   ---------    ---------   ---------
REVENUES                      $1,015,138    $702,899   $2,582,578  $1,969,066
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             345,483     298,350    1,054,517     939,751
  General and administrative     133,549      89,142      353,775     279,779
  Taxes, other than income
    and payroll taxes             17,171      14,824       47,071      40,278
  Provision for depletion,
    depreciation and
    amortization                  58,582      43,789      176,229     133,489
  Accretion expense                4,809       4,545       14,429      13,635
  Other costs and expenses         5,682       3,052       18,431      14,308
                               ---------   ---------    ---------   ---------
                                 565,276     453,702    1,664,452   1,421,240
                               ---------   ---------    ---------   ---------
OPERATING INCOME                 449,862     249,197      918,126     547,826
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                 12,656       4,413       21,536      10,681
  Gain on sale of fixed assets   291,868      83,703      291,868     221,485
  Loss on disposal of assets      (2,055)         --       (8,547)         --
  Termination costs             (424,000)         --     (424,000)         --
  Other income                     3,600       9,727       15,972      16,927
  Interest expense                 ( 280)     (  500)       ( 983)     (  563)
                               ---------   ---------    ---------   ---------
                                (118,211)     97,343     (104,154)    248,530
                               ---------   ---------    ---------   ---------
INCOME BEFORE
 INCOME TAX PROVISION            331,651     346,540      813,972     796,356
   Income tax provision           38,200          --       39,325       1,125
                               ---------   ---------    ---------   ---------
NET INCOME                     $ 293,451   $ 346,540   $  774,647   $ 795,231
                               =========   =========    =========   =========
BASIC INCOME PER COMMON SHARE      $0.12       $0.14        $0.31       $0.32
                               =========   =========    =========   =========
DILUTED INCOME PER
  COMMON SHARE                     $0.12       $0.14        $0.31       $0.32
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    2,494,430   2,494,430    2,494,430   2,494,430
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.

       5                   PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                       Nine months ended
                                                         September 30,
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $  774,647      $ 795,231
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  176,229        133,489
      Accretion expense                                 14,429         13,635
      Costs incurred for asset
        retirement obligations                         (10,635)       (12,763)
      Loss on disposal of fixed assets                   8,547             --
      Gain on sale of fixed assets                    (291,868)      (221,485)
      Accrued termination costs                        141,333             --
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                         (257,405)       (90,619)
    (Increase) Decrease in
      crude oil inventories                                170        (13,258)
    Decrease in prepaid expenses                        79,809         81,668
    Increase (decrease) in accounts
      payable and accrued liabilities                  159,523        (97,054)
                                                      --------       --------
Net cash provided by operating activities              794,779        588,844
                                                      --------       --------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                       Nine months ended
                                                         September 30,
                                                  ---------------------------
                                                       2005           2004
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash deposit with state of California
    Division of Oil and Gas                          $      --      $(250,000)
  Purchase of short-term investments                  (500,000)            --
  Proceeds from sale of fixed assets                   333,143        226,500
  Capital expenditures                                (393,945)      (302,375)
                                                      --------       --------
Net cash used in investing activities                 (560,802)      (325,875)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit                             --        100,000
   Principal payments on line of credit                     --       (100,000)
   Proceed from issuance of long-term debt                  --         20,690
   Principal payments on loans to employees              7,191             --
   Principal payments on long-term debt               ( 38,039)      ( 35,134)
                                                      --------       --------
Net cash (used in)
  financing activities                                ( 30,848)      ( 14,444)
                                                      --------       --------

Net increase in cash                                   203,129        248,525

Cash at beginning of period                            816,216        606,799
                                                      --------       --------
Cash at end of period                               $1,019,345       $855,324
                                                      ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the nine months for interest        $  983         $  563
                                                      ========       ========
  Cash paid during the nine months for income taxes    $1,125         $1,125
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.




       7                      PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2005 and the results of its operations and its cash flows for the nine month periods ended September 30, 2005 and 2004. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 2005 and 2004.


(3)  COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment agreement with the President of the Company, John H. Alexander. In the event the Mr. Alexander is dismissed, the Company would incur approximately $480,000 in costs. The Company also had an employment agreement with Mr. Benny Hathaway, Jr., which was renegotiated, effective September 30, 2005 (see Note 9, Termination of Employment Agreement).


(4) INCOME TAX PROVISION

The Company's income tax provision consists mainly of current tax for California and minimum tax for New York. The Company is utilizing its net operating loss carryforwards to offset Federal income taxes.

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

The effect of these changes for the nine months ending September 30, 2005, resulted in a decrease in income from continuing operations of $18,840. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003. The effect on net income of this change in accounting methods is as follows:

                                                      Amount       Per Share
                                                     --------      ---------
   Cumulative effect to January 1, 2003             $(810,115)       $(0.23)

   Effect on nine months ended September 30, 2005     (18,840)           --

   Effect on nine months ended September 30, 2004     (17,910)           --


There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of September 30, 2005, because the Company records a valuation allowance on net operating losses and deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2005                 $946,566
        Incurred during the period                       (10,635)
        Settled during the period                             --
        Accretion expense                                 14,429
        Revisions in estimates                                --
                                                         -------
     Ending Balance, September 30, 2005                 $950,360
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

(9) TERMINATION OF EMPLOYMENT AGREEMENT

The Company has entered into a Termination of Employment Agreement (the Agreement) with Benny Hathaway, Jr., Vice President of the Company. The Agreement is effective September 30, 2005, and replaced the Employment Agreement that had been in effect since February 21, 2002. Mr. Benny Hathaway has submitted his voluntary resignation which is effective November 11, 2005. The Agreement provides for a termination payment of $400,000, which may be paid in three equal annual installments of $133,334, beginning in December 2005. Under the terms of the Agreement, the Company will continue to provide health insurance until the agreed upon termination payments have been paid, approximately two years.


(10)  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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


Item 2. Management's Discussion and Analysis or Plan of Operation


                       IMPACT OF TERMINATION AGREEMENT

As noted above in Footnote (9) Termination of Employment Agreement, during the third quarter of 2005, the Company recorded a one-time charge of $424,000 for the estimated costs for termination pay and insurance benefits. The Company's net income, prior to the charge for termination pay, for the third quarter was $717,451 (29 cents per share) and year-to-date ending September 30, 2005, was $1,198,647 (48 cents per share). The termination pay is scheduled to be paid in three annual installments beginning in December of 2005.

                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the third quarter of 2005 increased by approximately $17.20 when compared with the same period for 2004. Average crude oil prices for the first nine months of 2005 increased by approximately $11.00 per equivalent barrel when compared with the same period for 2004. At the end of the third quarter of 2005, crude oil prices had increased by
approximately $27.50   per barrel when compared with crude oil prices at
December 31, 2004.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments increased by approximately $703,00 for the nine months ended September 30, 2005. During this period, operating activities provided cash of approximately $795,000 and proceeds from sale of fixed assets provided $333,000. This was offset by capital expenditures of approximately $394,000 and principal payments on long-term debt totaling $38,000 during the first nine months of 2005. See the Statements of Cash Flows for additional detailed information.


                          FORWARD LOOKING INFORMATION

The Company's 2005 drilling program called for drilling three new developmental wells in the Company's Carneros Creek field and one Joint
Venture well to the South of the main field area.   In May the Company entered
into a contract with a drilling company to drill these wells with a projected
spud or starting date of mid October.   The contract provided that the exact
starting date was subject to drilling rig availability. In early November the Company was informed that it will be approximately January before a drilling
rig is available for these wells.   Although the Company planned to have these
wells drilled and on production in 2005, the Company is solely dependant upon drilling contractors and drilling rig availability.

In mid-September the Company obtained the services of a new operations manager to supervise and manage the Company's day to day field operations. This individual has been employed within the oil and gas industry for over twenty five years and the Company is very pleased with the experience and expertise this person brings to the Company. Currently this person is fulfilling a contractual commitment with his prior employer and will begin his employment with the Company in December.

Management has been in discussions with a bank involving financing for the Company. Management would like to position the Company with additional financing which would allow the Company the ability to acquire additional oil and gas assets, if such assets were to come available, or the further development of existing Company assets. At this time, there has been no specific request or commitment by the Bank or by the Company, as to the amount, terms or conditions of such financing.

The Company has provided certain financial and reserve information which the bank is currently evaluating.

The Company has been looking into the various requirements for qualification to either the American Stock Exchange (AMEX) or the NASDAQ Exchange.

The Company is continuing its preparations to be in full compliance with the internal control disclosure requirements of section 404 of the Sarbanes-Oxley Act. The Company has acquired specific technology and related technical support to assist in the requirements of section 404. The Company is required to be in compliance with the Sarbanes-Oxley Act by December 31, 2006.

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


Item 4.  Controls and Procedures

The Company is a non-accelerated filer and is required to comply with the internal control disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2006. The Company is currently in the documentation phase of its Section 404 compliance and will be required to comply with these disclosure requirements for its fiscal year ending December 31, 2006.


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2004

REVENUES

Oil and gas revenues increased by 44% for the three months ended September 30, 2005 when compared with the same period for 2004. Oil and gas revenues increased by 44% due to higher average crude oil prices for the third quarter of 2005. The average price of the Company's oil and gas for the third quarter of 2005 increased by approximately $17.20 per equivalent barrel when compared to the same period of 2004. The Company's net revenue share of crude oil production/sales volumes for the third quarter of 2005 remained comparable with the same period of 2004.


OPERATING EXPENSES

Operating expenses increased by approximately 16% for the third quarter of 2005. The cost to produce an equivalent barrel of crude oil increased by approximately $2.60 for the third quarter of 2005, for a total cost of approximately $19.00 per equivalent barrel, when compared with the same period for 2004. The increase in operating expenses is due to an increase of 8% in operating parts and supplies, an increase of 7% in fuel costs, and a 4% increase in waste water disposal and equipment repair and maintenance. This was offset by a 10% reduction in the cost of outside services.

Operating parts and supplies increased due to numerous deferred repair and maintenance projects that have been completed, because the funds have become available as a result of higher crude oil prices. The completion of these projects should provide for lower costs in the future and also enhance or maintain current crude oil production levels. Fuel costs, primarily for Company equipment and vehicles, has increased due to higher per unit costs for gasoline and diesel fuels. Waste water disposal cost have increased due to the activities on one of the Company's leases. This property was returned to production in the third quarter of 2004 due to higher crude oil prices. Thus, there were no waste water disposal charges for this lease in the third quarter of 2004. Equipment repair and maintenance costs increased due to routine maintenance and repair on the Company's vehicles and equipment. These costs are highly variable over time. The reduction in the cost of outside services is due to the timing of expenditures for well work-overs. Fewer work-overs were done in the third quarter of 2005 versus the same period for 2004.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 50% for the quarter ended September 30, 2005. The increase in general and administrative expenses is due primarily to an increase in audit fees of 12% due to the additional burdens of complying with Sarbanes-Oxley legislation. Legal services increased by 16% during the third quarter of 2005, due primarily to activities related to the change in control of the Company. Consulting services increased by 6% due to work done by an outside geologist and a petroleum engineer who are evaluating the Company's oil and gas properties for potential rework or redrilling to enhance crude oil production. Salaries increased by 5% due to salary increases that were effective in the third quarter of 2005.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 34% for the third quarter of 2005, when compared with the same period for 2004. The increase is due primarily to an increase of 30% in depletion charges. The increase in depletion is due to an increase in the depletion rate due to an increase in the depletable asset base at January 1, 2005. The depletable asset base has increased due to the drilling of two new wells one, in 2004 and one in 2003.


GAIN ON SALE OF FIXED ASSETS

The Company recognized a gain on the sale of fixed assets during the third quarter of 2005 in the amount of approximately $292,000 with the sale of a well servicing hoist.

TERMINATION COSTS

Reflects the costs of the termination agreement that was entered into between the Company and Benny Hathaway, Vice President of the Company. See Note 9 for additional information about the terms of the termination agreement.

INCOME TAX PROVISION

The Company's income tax provision consists of current taxes for California and minimum tax for New York. The Company is utilizing its net operating loss carryforwards to offset Federal income taxes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
  COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004


REVENUES

Oil and gas revenues increased by approximately 31% for the nine months ended September 30, 2005 when compared with the same period for 2004. Oil and gas revenues increased by 31% due to higher average crude oil prices for the first nine months of 2005. The average price of the Company's oil and gas for the first nine months of 2005 increased by approximately $11.00 per equivalent barrel when compared with the same period for 2004. The Company's net revenue share of crude oil production/sales volumes for the nine months ended September 30, 2005 remained comparable with the same period of 2004.


OPERATING EXPENSES

Operating expenses increased by approximately 12% for the nine months ended September 30, 2005, when compared with the same period for 2004. The cost to produce an equivalent barrel of crude oil increased by approximately $2.00 per barrel for the nine months ended September 30, 2005, for a total cost of approximately $19.00 per equivalent barrel, when compared with the same period for 2004. The increase in operating costs for the first nine months of 2005 is primarily the result of activity on one of the Company's oil and gas properties and higher costs for operating parts and supples and equipment fuel.

Operating expenses have increased by approximately 8% on the Company's Delaney-Tunnell lease during the first nine months of 2005. This lease was shut-in during the same period of 2004. This lease had been shut-in for approximately three years due to the cost of disposing of produced waste water. This lease was returned to production during the fourth quarter of 2004 due to higher crude oil prices.

Operating parts and supplies increased by 4% and equipment fuel increased by 3% for the nine months ended September 30, 2005. Operating parts and supplies increased due to numerous deferred repair and maintenance projects that have been completed, because the funds have become available as a result of higher crude oil prices. The completion of these projects should provide for lower costs in the future and also enhance or maintain current crude oil production levels. Fuel costs, primarily for Company equipment and vehicles, has increased due to the higher per unit costs for gasoline and diesel fuels.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 26% for the nine months ended September 30, 2005. The increase in general and administrative expenses is due to an increase in audit fees of 11% due to the additional burdens of complying with Sarbanes-Oxley legislation. Legal services increased by 7% due primarily to activities related to the change in the control of the Company. Consulting services increased by 4% due to work done by an outside geologist and a petroleum engineer who are evaluating the Company's oil and gas properties for potential rework or redrilling to enhance crude oil production. Salaries increased by 2% due to salary increases that were effective in the third quarter of 2005.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 32% for the nine months ended September 30, 2005, when compared with the same period for 2004. The increase is due primarily to an increase of 30% in depletion charges. The increase in depletion is due to an increase in the depletion rate due to an increase in the depletable asset base at January 1, 2005. The depletable asset base had increased due to the drilling of two new wells, one in 2004 and one in 2003.


GAIN ON SALE OF FIXED ASSETS

The Company recognized a gain on the sale of fixed assets during the third quarter of 2005 in the amount of approximately $292,000 with the sale of a well servicing hoist. The Company also sold a well servicing hoist in the first quarter of 2004 for a gain of approximately $134,000 and another well servicing hoist in the third quarter of 2004 for a gain of approximately $56,000. The Company also sold another piece of equipment from the category of assets held for resale for a gain of $28,000. All of the assets sold in 2005 and 2004 had little or no net book values.


TERMINATION COSTS

Reflects the costs of the termination agreement that was entered into between the Company and Benny Hathaway, Vice President of the Company. See Note 9 for additional information about the terms of the termination agreement.


INCOME TAX PROVISION

The Company's income tax provision consists mostly of current taxes for California and minimum taxes for New York. The Company is utilizing its net operating loss carryforwards to offset Federal income taxes.

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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 14, 2005
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: November 14, 2005
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

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


   Dated: November 14, 2005



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


  Dated: November 14, 2005



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer