Form 10KSB
period 2005-12-31
PYRAMID OIL CO
filed 2006-03-27
CIK 81318

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended December 31, 2005 were $3,477,572.

The aggregate market value on March 24, 2006, of the voting shares held by non-affiliates was approximately $4,600,000 based on the closing sales price of the registrant's Common Stock on such date.

At March 22, 2006, there were 2,494,430 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes    No  X

                          PYRAMID OIL COMPANY

                    2005 FORM 10-KSB ANNUAL REPORT

                          Table of Contents

                                                                Page
                               PART I


Item  1.    Description of Business   . .  . .  . .  . .          4

Item  2.    Description of Property   . .  . .  . .  . .          9

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         12

Item  4.    Submission of Matters to a Vote of
              Security Holders.  . .  . .  . .  . .  . .         12

                               PART II

Item  5.    Market for Common Equity and Related
              Stockholder Matters. .  . .  . .  . .  . .         12

Item  6.    Management's Discussion and Analysis
              or Plan of Operation .  . .  . .  . .  . .         13

Item  7.    Financial Statements . .  . .  . .  . .  . .         24

Item  8.    Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure .  . .         54

Item  8A.   Controls and Procedures . . .  . .  . .  . .         54

Item  8B.   Other Information . . . . . .  . .  . .  . .         54

                               PART III

Item  9.    Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section
              16(a) of the Exchange Act .  . .  . .  . .         54

Item 10.    Executive Compensation .  . .  . .  . .  . .         54

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters  .  . .  . .  . .  . .         55

Item 12.    Certain Relationships and Related Transactions       55

Item 13.    Exhibits   . . . . . . . . . . . .  . .  . .         56

Item 14.    Principal Accountant Fees and Services   . .         56

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS

Pyramid Oil Company is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect the Company and to take advantage of the "safe harbor" protection for forward-looking statements afforded under the federal securities laws. Statements made in this Annual Report on Form 10-KSB may be forward-looking statements. In addition, from time to time, the Company may otherwise make forward-looking statements to inform existing and potential security holders about the Company. These statements may include projections and estimates concerning the timing and success of specific projects and the Company's future (1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.


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

OIL AND GAS PRODUCTION OPERATIONS

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. All of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. During 2005, the Company operated 17 leases within California, with total annual gross oil production exceeding 1,000 barrels per lease. Production activities primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 119 wells, and of these, approximately 66 were in operation during 2005. In December of 2005, the Company hired a petroleum engineer on a part-time basis to review all of the Company's oil and gas properties. One of the major objectives of this review is to identify the Company's current inactive wells that have the best potential to be returned to production under the current price levels. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.


MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 55% and 41%, respectively, of Pyramid's crude oil and gas sales in 2005. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. ConocoPhillips and Kern Oil have been customers of the Company for over ten years. Natural gas is sold to companies in the area of operations. The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year.

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

During 2005, the Company entered into a new oil and gas lease, the Santa Fe Energy Section 32 lease that is currently undeveloped. In the first quarter of 2006, the Company and its joint venture partner drilled an exploratory well on this lease and is currently completing the well to test the economic status of the well. Under the terms of the new lease, if oil or gas can be produced in paying quantities, the Company is obligated to drill a new well every 180 days until the property is fully developed, in order to retain the undeveloped acreage. If the Company should determine in the future to discontinue the drilling obligation under this lease, it would surrender to the lessor all the undeveloped acreage and retain 10 acres around each producing well.


OTHER

The Company employed twelve full-time people as of December 31, 2005, three of whom were office or administrative personnel, and the rest of whom were field personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union or labor contracts.

The Company had no material research and development costs for the three years ended December 31, 2005.

All of the Company's revenues during 2005 were derived from domestic sources.

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

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had no significant proved undeveloped properties at December 31, 2005, 2004 and 2003.


(b)  OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by SI International, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
     January 1, 2006               715,000              94,000
                2005               522,000              83,000
                2004               555,000              83,000
                2003               554,000             105,000
                2002               323,000              37,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2005.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $12,594,000 at December 31, 2005, $4,636,000 at December 31, 2004, $4,617,000 at December 31, 2003, $4,325,000
at December 31, 2002, and $1,250,000 at December 31, 2001.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2005      2004      2003       2002       2001
                       ----      ----      ----       ----       ----
Crude oil (Bbls)      71,000    72,000    74,000     66,000     77,000

Natural gas (MCF)      7,000     8,300     7,500     11,000      9,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2005       2004      2003      2002       2001
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $47.96     $36.24    $27.60    $22.86     $21.02
                       =====      =====     =====     =====      =====
  Natural gas         $ 6.77     $ 5.89    $ 5.77    $ 3.08     $ 4.80
                       =====      =====     =====     =====      =====

Production costs      $19.30     $18.20    $15.80    $15.30     $13.30
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 2005, was approximately $53.10 per barrel and the average selling price of Pyramid's gas at December 31, 2005, was approximately $11.53 per MCF.

As of December 31, 2005, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     143       127              21,387     5,844
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

The Company drilled two new wells in 2004, one on the Santa Fe lease and one joint-venture well. The Company participated with two other oil companies as operator in the drilling of the joint venture well. The Company also drilled a well in 2003 on the Anderson lease in the Carneros Creek Field. No wells were drilled in 2002 and 2001, although the Company did participate as a non-operator in 2001 in the drilling of joint-venture wells.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 2005, Pyramid held positions in unproven acreage in the following locations:

                                                       ACRES
                                                 ------------------
                                                  Gross        Net
                                                 ------      ------
New York
    Mount Morris and Livingston Counties         34,800       9,788
                                                 ======       =====


(c)  REAL PROPERTY OWNED

Pyramid owned the following real property as of December 31, 2005, all located in California.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.


                                  PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the OTC Bulletin Board under the symbol "PYOL". The following are high and low sales prices for each quarter of 2005 and 2004, and reflect inter-dealer prices without retail markup, markdown or commission.

                                        High         Low
                                        ----        -----
    Fiscal Quarter Ending 2005
         March 31,                    $6.0000      $2.9000
         June 30,                      4.5000       2.1500
         September 30,                 5.7500       3.2500
         December 31,                  5.1000       3.9000
    Fiscal Quarter Ending 2004
         March 31,                     2.1200       0.7500
         June 30,                      1.3500       1.0600
         September 30,                 1.9000       1.1600
         December 31,                  4.3500       1.5000

At December 31, 2005, the Company had 313 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company has paid no dividends on its common shares for the past five years. The Company had received a proposal from a shareholder to pay a cash dividend in 2004. This dividend proposal was included in the proxy statement for the 2004 Annual Meeting of Shareholders and was voted upon by the shareholders. The dividend proposal was defeated.

The Company did not issue or repurchase any securities during 2005.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


IMPACT OF CHANGING PRICES

Average prices increased by approximately $11.76 per equivalent crude oil and gas barrel sold during 2005 as compared with average prices for 2004. In 2005 there were 228 separate crude oil price changes, as compared with 216 price changes in 2004. The difference between the highest ($65.75) and lowest ($33.75) posted prices in 2005 was $32.00 per barrel. By comparison, this same differential in 2004 was $17.40 per barrel.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,300,475 at December 31, 2005, for an increase of $484,259, when compared to December 31, 2004. Operating activities in 2005 generated cash of $1,191,818. During 2005, cash was consumed by capital spending of $493,585, additional purchases of short-term cash investments of $500,000 and principal payments on the Company's long-term debt totaling $50,781. This was offset by proceeds from the sale of property and equipment in the amount of $333,643. The components of the changes in cash for 2005 are described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. During 2005, the Company had short-term investments of $1,350,000 which provided additional liquidity. Short-term investments consist of certificates of deposit having original maturities of three months or more. A $200,000 line of credit, unused at December 31, 2005, also provided additional liquidity during 2005.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended December 31, 2006. In addition to its current assets, the Company also has a credit facility for $200,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

     As of December 31, 2005, the amount of cash, cash equivalents, and short term investments was equal to $2,650,000 in the aggregate.

     As of December 31, 2005, the Company had approximately $3,318,000 in current assets, and only $684,000 of current liabilities.

     As of December 31, 2005, the Company had only $27,000 of long-term indebtedness (net of current maturities).

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

The Company drilled two wells in the year ended December 31, 2004. The Company drilled one well in the year ended December 31, 2003. The Company's crude oil reserves for the years ended December 31, 2005 and 2004, were stable. The Company was able to replace current production by drilling the wells in 2004 and 2003. One of the wells drilled in 2004, during the second quarter, was not capable of producing economic quantities of crude oil and is scheduled to be abandoned in 2005. The other well was drilled in the fourth quarter of 2004.

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


FORWARD-LOOKING INFORMATION

Looking forward into 2006, crude oil prices have increased by $2.75 per barrel as of March 24, 2006, compared to prices at December 31, 2005. There have been 54 separate price changes since December 31, 2005.

The first two months of 2006 has been busy for the Company, with the drilling of three new developmental wells within the Company's Carneros Creek field and one joint venture exploratory well just outside of the existing field boundaries. This is the highest level of drilling activity the Company has had in the past twenty years.

The first well was programed to be drilled to 3,100 feet to evaluate four known oil zones but drilling problems occurred in the last 100 feet. Production casing was run and cemented at 3,000 feet based upon favorable mud and electric log results from the upper three oil zones. Plans are to stimulate the lower zone first with a sand-oil fracturing process.

The second well was drilled to 2,600 feet, penetrating all of the expected zones and production casing was run. This well was designed, located and drilled to test several separate shallow oil zones known to be present in certain areas of the field. These shallower zones are known to contain oil in the 15 to 20 gravity range which is lower than the deeper Point of Rocks zone containing 30 gravity oil.

The third well was located and drilled to take advantage of an area within the field that had been missed in earlier drilling activities. This well went to a depth of 3,200 feet encountering all of the expected producing zones, in addition to a deeper pay interval not normally found in other wells in the area. Production casing was run and completion activities have begun on this well. Specific zones in this well will be stimulated by sand-oil fracturing processes, to enhance production.

The fourth well was an exploratory well located approximately one mile south of the existing producing area of the Carneros Creek field. This well is a joint venture project between the Company, who owns 52% and E&B Natural Resources Management Corporation who owns 48% and is the operator. The well was drilled to 3,702 feet and encountered a good show in the Point of Rocks formation and based upon the results of the mud log and electric log, production casing was run. Completion activities have begun and the results will be announced in the future. This well will be stimulated by sand-oil fracturing processes, to enhance production. It is anticipated that follow-up wells will be drilled in this new area of the field.

Management is reviewing several additional prospects for possible 2006 drilling. Drilling rig availability will be major factor in the timing of any new wells or re-drills the Company may desire to do.

The Company's growth in 2006 will be highly dependant on the amount of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to explorations and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2006, by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2005. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended December 31, 2005
  Compared to the Fiscal Year Ended December 31, 2004


REVENUES

Oil and gas sales increased by 30% for the year ended December 31, 2005, when compared with the same period for 2004. Oil and gas sales increased by 32% due to higher average prices for 2005. The average price of the Company's oil and gas increased by approximately $11.76 per equivalent barrel for 2005 when compared to 2004. This was offset by a decrease in crude oil production/sales of approximately 1,400 barrels.


OPERATING EXPENSES

Operating expenses increased by approximately 5% for the year ended December 31, 2005, when compared with the same period of 2004. The cost to produce an equivalent barrel of crude oil increased by approximately $1.20 per barrel for 2005 when compared to 2004, for a total cost of approximately $19.30 per equivalent barrel. Operating costs for the twelve months ended December 31, 2005, increased due to a number of differing factors, there were offsetting positive and negative changes in operating expenses during 2005 that resulted in the overall 5% increase in crude oil production costs.

Operating parts and supplies increased by approximately 2% due to higher levels of repair and maintenance on producing properties. As a result of the higher crude oil prices, repair and maintenance that had been deferred in prior years due to lower crude prices, are now economically feasible. Equipment fuel, used in Company owned vehicles and equipment, increased by approximately 2% due to increased usage of gasoline and diesel fuels and higher per gallon prices. Gas engine repair and maintenance increased by approximately 1% due to the catch-up on deferred repair and maintenance as a result of higher crude oil prices. Gas engine repairs reflects the costs of maintaining the engines used to power some of the Company's producing properties, primarily in the Carneros Creek area. Utilities increased by approximately 1% due primarily to higher rates for electric power. Electric power is used to power the engines on some of the Company's producing properties, primarily in the Mountain View and Edison fields. Waste water disposal increased by approximately 1% due primarily to the cost of waste water disposal on one of the Company's producing properties. This property had been shut-in until the fourth quarter of 2004. The increase is due primarily to the fact that the lease has been in full operation during 2005. Costs for well testing have increased by 1% due to the Company electing to test more of the tubing and pipe each time that down-hole work is performed on a well. The purpose of the testing is to identify tubing or pipe that will fail. The Company replaces the bad tubing or pipe thus increasing the run time of wells and decreasing the cost of well pulling activities.

The costs of tool rental decreased by approximately 2% during 2005. During 2004, the Company performed a fishing job, with rental tools, on one of its wells in an attempt to return the well to production, this effort was unsuccessful. Outside services decreased by 2% during 2005. During 2004, the Company contracted with third-party well servicing companies to perform well work, primarily fracturing services. Fewer such activities were contracted for in 2005.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 31% for the year ended December 31, 2005, when compared with the same period for 2004. Audit fees increased by approximately 17% due to an increase in fees billed by
the Company's outside auditors, Singer, Lewak, Greembaum & Goldstein.   Legal
services increased by approximately 5% due primarily to activities related to the change in the control of the Company and additional compliance efforts in the area of corporate governance which ere required by Sarbanes-Oxley. Consulting services increased by approximately 4% due to work done by an outside geologist and petroleum engineer who evaluated the Company's existing oil and gas properties for potential rework or re-drilling prospects.


PROVISION FOR DEPLETION, DEPRECIATION, AMORTIZATION
 AND VALUATION ALLOWANCES

The provision for depletion, depreciation, amortization and valuation allowances increased by approximately 17% for the twelve months ended December 31, 2005, when compared with the same period for 2004. The increase is due primarily to an increase of 15% in depletion. The increase in depletion is due to an increase in the depletion rate due to an increase in the depletable asset base at January 1, 2005. The depletable asset base has increased due to the drilling of two new wells in 2004 and 2003.


GAIN ON SALE OF FIXED ASSETS

The Company recognized a gain on the sale of fixed assets during the third quarter of 2005 in the amount of approximately $292,000 with the sale of a well servicing hoist. The Company sold two well servicing hoists in 2004 for a gain of approximately $190,000. During 2004, the Company also sold; equipment from the category of assets held for resale for a gain of $54,000, and other vehicles, equipment and tubing for a gain of $66,000. All of the assets sold in 2005 and 2004 had little or no net book values.


TERMINATION COSTS

Termination costs of $424,000 for 2005, reflect the costs of the termination agreement between the Company and Benny Hathaway, Vice President of the Company. See Note 12 for additional information about the terms of the termination agreement. The termination costs for 2004, reflect the settlement

PAGE <19>

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

The Company worked on a well on one of its leases in the Carneros Creek area during 2004, increasing operating costs by approximately 6%. The work on this well had been done to explore a different producing zone in an effort to increase production and to test this zone for application on other wells on this same property. The work on this well did not generate any additional production for this lease.

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


PROVISION FOR DEPLETION, DEPRECIATION, AMORTIZATION
 AND VALUATION ALLOWANCES

The provision for depletion, depreciation, amortization and valuation allowances increased by approximately 28% for the twelve months ended December 31, 2004, when compared with the same period for 2003. The increase is due primarily to an increase of 12% in valuation allowances. At December 31, 2004, the Company was required to provide a valuation allowance against an oil and gas property whose book value exceeded the undiscounted net value of its future net cash flows by approximately $21,000. Depletion also increased by approximately 11%. The increase in depletion is due to an increase in the depletion rate due to an increase in the depletable asset base at January 1, 2005 and a decline in proved developed reserves. Depreciation of fixed assets also increased by 5% due primarily to the replacement of fully depreciated pickup trucks with new trucks.

GAIN ON SALES OF PROPERTY AND EQUIPMENT

During 2004, the Company sold two well servicing hoists for a gain of approximately $190,000. Also in 2004; the Company sold from the category, assets held for resale, equipment for a gain of $54,000, the Company sold three excess pickups and other equipment for a gain of approximately $13,000. All of the assets sold in 2004 had little or no net book values.


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


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2005, 2004 and 2003 were $1.99, $1.50 and $0.95, respectively.

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


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), 'Share-Based Payment'. SFAS 123(R) amends SFAS No. 123, 'Accounting for Stock-Based Compensation', and APB Opinion 25, 'Accounting for Stock Issued to Employees'. SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective, as of the first interim period or fiscal year beginning after December 15, 2005. This statement did not have any impact on the Company's financial statements for the year ended December 31, 2005. At the present time, the Company does not have any share-based compensation plans for employees or non-employees. Management is currently assessing the effect of SFAS No.123(R) on the Company's financial statements, if the Company should adopt a stock option plan in the future for employees or non-employees.

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

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 Accounting for Certain Hybrid Financial Instruments. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155, SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

ITEM 7- FINANCIAL STATEMENTS

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2005

                                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM . . . . . .   25


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2005 and 2004 . . . . . . . . . .   26-27
    Statements of operations - years ended
      December 31, 2005, 2004 and 2003  . . . . . . . . . . . . . .   28-29
    Statements of shareholders' equity - years ended
      December 31, 2005, 2004 and 2003  . . . . . . . . . . . . . .   30
    Statements of cash flows - years
      ended December 31, 2005, 2004 and 2003  . . . . . . . . . . .   31-32
    Notes to financial statements . . . . . . . . . . . . . . . . .   33

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Shareholders of
Pyramid Oil Company
Bakersfield, California


We have audited the balance sheets of Pyramid Oil Company (the Company) as of December 31, 2005 and 2004, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 10, 2006

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                                         December 31,
                                                  --------------------------
                                                     2005            2004
                                                  ----------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $ 1,300,475      $    816,216
   Short-term investments                         1,350,000           850,000
   Trade accounts receivable
     (net of reserve for doubtful accounts
     of $4,000 in 2005 and 2004)                    327,173           216,821
   Interest receivable                               91,717            70,628
   Employee loan receivable                           8,015             8,801
   Crude oil inventory                               58,962            66,339
   Prepaid expenses                                 120,367           110,164
   Deferred income taxes                             60,954            25,698
                                                  ---------        ----------
         Total current assets                     3,317,663         2,164,667
                                                  ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and equipment
     (successful efforts method)                 11,505,375        11,208,833
   Capitalized asset retirement costs               294,600           294,600
   Drilling and operating equipment               1,945,882         2,067,006
   Land, buildings and improvements                 976,965           947,426
   Automotive, office and
     other property and equipment                   961,902           961,519
                                                 ----------        ----------
                                                 15,684,724        15,479,384
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances                   (13,307,424)      (13,294,764)
                                                 ----------        ----------
                                                  2,377,300         2,184,620
                                                 ----------        ----------
OTHER ASSETS
   Deposits                                         250,000           250,000
   Other assets                                      13,178            15,556
   Assets held for resale
     (net of accumulated depreciation
     of $382,346 in 2005 and 2004)                    9,633             9,633
                                                 ----------        ----------
                                                $ 5,967,774       $ 4,624,476
                                                 ==========        ==========
The accompanying notes are an integral part of these balance sheets.

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,
                                              ----------------------------
                                                  2005              2004
                                              ----------        ----------

CURRENT LIABILITIES:
   Accounts payable                         $    83,749        $    62,229
   Accrued professional fees                     51,741             28,220
   Accrued taxes, other than
     income taxes                                29,151             24,090
   Accrued payroll and related costs             51,039             44,201
   Accrued royalties payable                    115,762             85,186
   Accrued insurance                             54,826             52,094
   Accrued income taxes                          54,050                 --
   Accrued termination costs                    146,047            170,054
   Current maturities of long-term debt          37,073             50,740
   Deferred income taxes                         60,954             25,698
                                              ---------         ----------
      Total current liabilities                 684,392            542,512
                                              ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                      26,858             63,972
                                              ---------         ----------
LIABILITY FOR TERMINATION COSTS                 141,333                 --
                                              ---------         ----------
LIABILITY FOR ASSET RETIREMENT OBLIGATIONS      955,169            946,566
                                              ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,494,430 shares                       1,071,610          1,071,610
   Retained earnings                          3,088,412          1,999,816
                                             ----------         ----------
                                              4,160,022          3,071,426
                                             ----------         ----------

                                            $ 5,967,774        $ 4,624,476
                                             ==========         ==========

The accompanying notes are an integral part of these balance sheets.

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                              Year ended December 31,
                                       --------------------------------------
                                          2005          2004          2003
                                       ----------    ----------    ----------
REVENUES:                             $ 3,477,572   $ 2,674,902   $ 2,070,414
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,397,491     1,337,542     1,186,632
  Exploration costs                            --       201,388            --
  General and administrative              499,025       381,872       346,568
  Taxes, other than income and
    payroll taxes                          64,020        54,064        53,521
  Provision for depletion,
    depreciation, amortization
    and valuation allowances              251,083       214,673       168,268
  Accretion expense                        19,238        18,221        54,262
  Other costs and expenses                 19,670        19,350        18,663
                                        ---------     ---------    ----------
                                        2,250,527     2,227,110     1,827,914
                                        ---------     ---------    ----------
OPERATING INCOME                        1,227,045       447,792       242,500
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          38,237        16,551        20,246
  Termination costs                    (  424,000)   (  170,054)           --
  Gain on sales of property
    and equipment                         291,868       252,421            --
  Loss on disposal of assets           (    8,047)           --            --
  Other income                             20,077        67,251        14,400
  Interest expense                     (    1,409)   (      934)   (    2,095)
                                       ----------     ---------     ---------
                                       (   83,274)      165,235        32,551
                                       ----------     ---------     ---------
INCOME BEFORE INCOME
 TAX PROVISION                          1,143,771       613,027       275,051
  Income tax provision                     55,175         1,125         1,125
                                       ----------     ---------     ---------
NET INCOME BEFORE
 CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE                1,088,596       611,902       273,926
  Cumulative effect on prior years
   of change in method of accounting
   for asset retirement obligation            --             --    (  810,115)
                                       ----------     ---------     ---------
NET INCOME (LOSS)                     $ 1,088,596   $   611,902   $(  536,189)
                                       ==========     =========     =========
The accompanying notes are an integral part of these statements.

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                              Year ended December 31,
                                       --------------------------------------
                                          2005          2004          2003
                                       ----------    ----------    ----------
EARNINGS PER COMMON SHARE

  Basic:
   Income before cumulative
    effect of change in
    accounting principle              $       .44   $       .25   $       .11
   Cumulative effect on prior
    years of change in method
    of accounting for asset
    retirement obligation                      --            --          (.32)
                                       ----------     ---------     ---------
   BASIC INCOME (LOSS)                $       .44   $       .25   $      (.21)
                                       ==========     =========     =========
 Diluted:
  Income before cumulative
    effect of change in
    accounting principle              $       .44   $       .25   $       .11
   Cumulative effect on prior
    years of change in method
    of accounting for asset
    retirement obligation                      --            --          (.32)
                                       ----------     ---------     ---------
   DILUTED INCOME (LOSS)              $       .44   $       .25   $      (.21)
                                       ==========     =========     =========
Weighted average number of
  common shares outstanding             2,494,430     2,494,430     2,494,430
                                       ==========     =========    ==========

The accompanying notes are an integral part of these statements.

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY





                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 2002      2,494,430       $1,071,610     $1,924,103

  Net loss                              --               --     (  536,189)
                                 ---------        ---------      ---------
Balances, December 31, 2003      2,494,430        1,071,610      1,387,914

  Net income                            --               --        611,902
                                 ---------        ---------      ---------
Balances, December 31, 2004      2,494,430        1,071,610      1,999,816

  Net income                            --               --      1,088,596
                                 ---------        ---------      ---------
Balances, December 31, 2005      2,494,430       $1,071,610     $3,088,412
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.

                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                          --------------------------------
                                             2005       2004        2003
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                      $1,088,596  $ 611,902    $(536,189)
  Adjustments to reconcile net income
    (loss) to net cash provided
    by operating activities:
      Cumulative effect on prior years of
        change in method of accounting
        for asset retirement obligation          --         --      810,115
      Provision for depletion,
        depreciation, amortization
        and valuation allowances            251,083    214,673      168,268
      Accretion expense                      19,238     18,221       54,262
      Decrease in asset
        retirement obligations              (10,635)   ( 1,961)     ( 3,973)
      Exploration costs                          --    201,388           --
      Gain on sale of
        property and equipment             (291,868)  (252,421)          --
      Loss on disposal of fixed assets        8,047         --        7,000
      Accrued termination costs             141,333         --           --
  Changes in operating assets
    and liabilities:
      (Increase) in trade accounts
        and interest receivable            (131,441)   ( 6,559)     (24,424)
      Decrease (increase) in crude
        oil inventories                       7,377    (17,922)       1,736
      (Increase) decrease in
        prepaid expenses                    (10,203)     4,247      (11,087)
      Increase in accounts payable
        and accrued liabilities             120,291    152,030       64,265
                                          ---------    -------      -------
  Net cash provided by
    operating activities                  1,191,818    923,598      529,973
                                          ---------    -------      -------

      The accompanying notes are an integral part of these statements.

                                PYRAMID OIL COMPANY
                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                 Year ended December 31,
                                              ------------------------------
                                                 2005      2004        2003
                                               -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                       $(493,585) $(732,739)  $(360,416)
  Cash deposit with the state of
    California Division of Oil and Gas              --   (250,000)         --
  Purchase of short-term investments          (500,000)        --          --
  Other cash deposits                         (  6,000)        --          --
  Proceeds from sale of
    property and equipment                     333,643    281,500          --
                                               -------    -------     -------
  Net cash used in investing activities       (665,942)  (701,239)   (360,416)
                                               -------    -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from line of credit                      --    100,000          --
  Payments on line of credit                        --   (100,000)         --
  Principal payments on long-term debt        ( 50,781)  ( 48,434)   (136,047)
  Proceeds from issuance of long-term debt          --     59,849      70,450
  Principal payments from loans to employees     9,164                     --
  Loans to employees                                --    (24,357)         --
                                               -------    -------     -------
Net cash used in financing activities         ( 41,617)  ( 12,942)   ( 65,597)
                                               -------    -------     -------
Net increase in cash
  and cash equivalents                         484,259    209,417     103,960

Cash and cash equivalents
  at beginning of year                         816,216    606,799     502,839
                                             ---------    -------     -------
Cash and cash equivalents at end of year    $1,300,475  $ 816,216   $ 606,799
                                             =========    =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                               $   1,409  $     934   $   7,609
                                               =======    =======     =======
Cash paid during the year
  for income taxes                           $   1,125  $   1,125   $   1,125
                                               =======    =======     =======
The accompanying notes are an integral part of these statements.

                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2005

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


DEPOSITS

In April 2004, the Company replaced its state of California oil and gas blanket performance surety bond, with a cash bond in the form of an irrevocable certificate of deposit in the amount of $250,000.

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2005

ASSETS HELD FOR RESALE

Assets held for resale reflect fixed assets, net of depreciation, of the Company's former well service division, that was shut-down during 1993. These assets are non-productive and are being held for resale.


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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $21,699 at December 31, 2004. There were no material impairment reserves recorded during the years ended December 31, 2003 and 2005.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2005


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2005, 2004 and 2003 were $1.99, $1.50 and $0.95, respectively.

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2005


assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.


CONCENTRATION OF CREDIT RISK

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 55%, and 41%, respectively, of Pyramid's crude oil and gas sales in 2005. While revenue from these customers is significant, and the loss of any one could have a short-term adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 59% and 38% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2005. Trade receivables were approximately 47% and 38% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2004.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), 'Share-Based Payment'. SFAS 123(R) amends SFAS No. 123, 'Accounting for Stock-Based Compensation', and APB Opinion 25, 'Accounting for Stock Issued to Employees'. SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective, as of the first interim period or fiscal year beginning after December 15, 2005. This statement did not have any impact on the Company's financial statements for the year ended December 31, 2005. At the present time, the Company does not have any share-based compensation plans for employees or non-employees. Management is currently assessing the effect of SFAS No.123(R) on the Company's financial statements, if the Company should adopt a stock option plan in the future for employees or non-employees.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2005

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

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 Accounting for Certain Hybrid Financial Instruments. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155, SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2005

2.  LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt at December 31, 2005 and 2004, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       2005         2004
                                                    ---------    ---------
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $999
    principal only, zero interest charges,
    final payment in 2005.                          $      --     $ 11,982

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,114
    principal only, zero interest charges,
    final payment in 2006.                             11,143       24,516

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $632
    principal only, zero interest charges,
    final payment in 2007.                             15,167       22,750

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $431
    principal only, zero interest charges,
    final payment in 2008.                             14,225       19,397

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,154
    principal and interest, interest at 3.9%,
    final payment in 2007.                             23,396       36,067
                                                      -------      -------
                                                       63,931      114,712
  Less - current maturities                          ( 37,073)    ( 50,740)
                                                      -------      -------
                                                     $ 26,858     $ 63,972
                                                      =======      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2005

At December 31, 2005 approximately $140,000 of gross property and equipment was pledged as collateral to secure approximately $64,000 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 2007            $ 22,979
                                     2008               3,879
                                                      -------
                                                     $ 26,858
                                                      =======

At December 31, 2005, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $200,000 through May 31, 2006. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 7.75% at December 31, 2005.

3.   INCOME TAXES

   Income tax provision (benefit) consists of the following:

                                            Year Ended December 31,
                                      -----------------------------------
                                       2005           2004          2003
                                      -------        -------       ------
   Federal income taxes:
     Current                        $ 310,093       $ 86,148     $  32,016
     Utilization of NOL's            (310,093)       (86,148)      (32,016)
     Deferred                              --             --            --
                                      -------        -------       -------
                                           --             --            --
                                      -------        -------       -------
   State income taxes:
     Current                           67,975         14,511       ( 3,542)
     Utilization of NOL's             (12,800)       (13,386)        4,667
     Deferred                              --             --            --
                                      -------        -------       -------
                                       55,175          1,125         1,125
                                      -------        -------       -------
   Income tax provision              $ 55,175       $  1,125      $  1,125
                                      =======        =======       =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2005

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                                Year Ended December 31,
                                          -----------------------------------
                                            2005         2004          2003
                                          --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate         $ 388,882    $ 208,047     $(182,304)
   Net operating loss carryover           (255,243)    ( 93,097)     ( 54,438)
   Statutory depletion                    (171,622)    (120,558)     ( 60,047)
   Termination pay                          96,107           --            --
   Cumulative effect of change in
     accounting principle                       --           --       295,736
   Other                                  (  2,949)       6,733         2,178
                                          --------     --------      --------
   Income tax provision                  $  55,175    $   1,125     $   1,125
                                          ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2005          2004          2003
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     60,954   $    25,698   $    27,927
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    25,698        25,698        27,927
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   1,720,272     2,077,164     2,156,444
  Gross liabilities             (  159,351)   (   96,849)   (   86,164)
  Valuation allowance           (1,621,875)   (2,006,013)   (2,098,207)
                                ----------     ---------     ---------
                                (   60,954)   (   25,698)   (   27,927)
                                ----------     ---------     ---------
                               $        --   $        --   $        --
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2005

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                                  December 31,
                                    ---------------------------------------
                                        2005          2004          2003
                                    -----------   -----------   -----------
    Accounts receivable             $     1,712    $    1,600   $     1,600
    Net operating loss
      carry forwards                     20,808       377,700       456,979
    Statutory depletion
      carryover                       1,699,464     1,699,464     1,699,464
    Accrued liabilities                  59,242        24,098        26,327
                                     ----------     ---------     ---------
    Total deferred tax assets         1,781,226     2,102,862     2,184,370
    Property and equipment           (  159,351)   (   96,849)   (   86,163)
    Valuation allowance              (1,621,875)   (2,006,013)   (2,098,207)
                                     ----------     ---------     ---------
                                    $        --   $        --   $        --
                                     ==========     =========     =========

At December 31, 2005, a valuation allowance has been provided against a significant portion of the deferred tax assets generated and the statutory depletion carryover due to the uncertainty of its future utilization.

The Company has federal income tax net operating loss carry forwards of approximately $61,000. For California franchise tax purposes, as of December 31, 2005 the Company has no unused net operating loss carryforwards.

At December 31, 2005, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $4,998,000, which currently has no expiration date.

As of December 31, 2005, the Company has no investment tax credit carryforward available to reduce future taxes payable for financial reporting and federal income tax purposes.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2005


4. RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $221,400, $143,000 and $122,000 in 2005, 2004 and 2003, respectively.

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

During August 2005, after approval by the Company's Board of Directors, the Company leased additional acreage from the investor group. The new lease, Santa Fe Energy Section 32, is adjacent to the Company's existing Santa Fe Energy lease. The Company paid the investor group $22,000 for an oil and gas lease on 440 acres for a term of 3 years. The Company drilled a discovery well with a joint venture partner on this property in the first quarter of 2006. At the time of filing, the well is in the process of completion and will be tested and a determination will be made about the economic status of the well and the potential for further drilling on this acreage.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2005

5. FOURTH QUARTER RESULTS (UNAUDITED)

During the fourth quarter of 2004, the Company reclassified its investment in the costs of drilling and completing a well that was drilled in June of 2004. The costs of drilling this well were capitalized during the second and third quarters of 2004. A decision was made in the fourth quarter of 2004 by the Company and its joint-venture partners to abandon the well. The Company's share of the costs for this well in the amount of $201,000 were charged to exploration costs in the fourth quarter of 2004.

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

The Company has entered into an employment agreement with the President of the Company, John H. Alexander. In the event the Mr. Alexander is dismissed, the Company would incur approximately $500,000 in costs as of December 31, 2005.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2005
7.  OTHER INCOME

During 2005, The Company sold a well servicing hoist for a gain of approximately $292,000. During 2004, the Company sold two well servicing hoists for a gain of approximately $190,000 and sold surplus equipment from the category, assets held for resale, for a gain of approximately $54,000. The Company also sold pickups, equipment, surplus tubing and sundry used
oilfield supplies for a gain of approximately $66,000.   All of the assets
sold in 2005 and 2004 had little or no net book values.


8.  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employees contributions up to 3% of their salaries. Contributions of $9,775, $11,849 and $11,052 were made during the years ended December 31, 2005, 2004 and 2003, respectively.


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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2005

The effect of these changes for the twelve months ending December 31, 2005 and 2004, resulted in a decrease in income from continuing operations of $ , and $23,657, respectively. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003. The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on twelve months ended
       December 31, 2005                            (25,120)          (0.01

     Effect on twelve months ended
       December 31, 2004                            (23,957)          (0.01)

     Effect on twelve months ended
       December 31, 2003                            (59,698)          (0.02)


There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of December 31, 2005 and 2004, because the Company records a valuation allowance on net operating losses and deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2005                 $946,566
        Incurred during the period                      ( 10,635)
        Settled during the period                             --
        Accretion expense                                 19,238
                                                         -------
     Ending Balance, December 31, 2005                  $955,169
                                                         =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2005


(10) CHANGE IN CONTROL OF REGISTRANT

Effective June 15, 2005, the former majority shareholders of the Company, J. Ben Hathaway, Jean Hathaway, Henry Hathaway, and John Hathaway sold 1,388,485 shares of the common stock of the Company (approximately 56% of the Company's outstanding common stock) to Michael D. Herman.


(11) CHANGE IN DIRECTORS OF REGISTRANT

Effective June 15, 2005, J. Ben Hathaway resigned as Chairman of the Board and as a Director of the Company. Mr. Hathaway's resignation as a director was made in connection with the sale of all of the shares of common stock of Pyramid Oil Company owned by Mr. Hathaway and his family members.

The Company's Board of Directors, at a board of directors meeting held on July 19, 2005, elected Mr. Michael D. Herman to fill the vacancy created by Mr. Hathaway's resignation.


(12) TERMINATION OF EMPLOYMENT AGREEMENT

The Company entered into a Termination of Employment Agreement (the Agreement) with Benny Hathaway, Jr., Vice President of the Company. The Agreement was effective September 30, 2005, and replaced the Employment Agreement that had been in effect since February 21, 2002. Mr. Benny Hathaway submitted his voluntary resignation which was effective November 11, 2005. The Agreement provides for a termination payment of $400,000, which may be paid in three equal annual installments of $133,334, beginning in December 2005. Under the terms of the Agreement, the Company will continue to provide health insurance until the agreed upon termination payments have been paid, approximately two years. The Company recorded a one-time charge of $424,000 for the estimated costs for termination pay and insurance benefits.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 2005


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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2005, 2004 and 2003 were as follows:

                                         2005         2004         2003
                                      ----------   ----------   ----------
Proved properties                    $11,326,800  $11,030,300  $10,591,300
Unproved properties
  being amortized                        178,600      178,600      178,600
Unproved properties
  not being amortized                         --           --           --
Capitalized asset retirement costs       294,600      294,600      290,500
Accumulated depletion,
  depreciation, amortization
  and valuation allowances           (10,659,000) (10,510,700) (10,306,400)
                                      ----------   ----------   ----------
                                     $ 1,141,000  $   992,800  $   754,000
                                      ==========   ==========   ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2005


The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  2005            2004           2003
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved developed and
 undeveloped reserves:
  Beginning of year            522      83     555      83     554    105
  Revisions of previous
    estimates                  113      18     (10)      8      75    (15)
  Extensions, discoveries
    and other additions        151      --      49      --      --     --
  Production                   (71)    ( 7)    (72)    ( 8)    (74)   ( 7)
                              ----    ----    ----    ----    ----   ----
  End of year                  715      94     522      83     555     83
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            473      83     555      83     554    105
                              ====    ====    ====    ====    ====   ====
  End of year                  539      94     473      83     555     83
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2005


The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  2005          2004          2003
                               ----------    ----------    ----------
Proved developed and
 undeveloped reserves
  (Present value before
   income taxes)              $12,594,000    $4,643,000    $4,617,000
                               ==========     =========     =========


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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                       2005          2004          2003
                                      -------       -------       -------
Property acquisition costs           $ 47,500      $ 14,000      $     --
Exploration costs - expensed               --       201,000            --
Development costs                     249,000       418,000       255,000
Asset retirement costs                     --         4,000       290,500


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2005


The results of operations for oil and gas producing activities for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                     2005          2004         2003
                                  ----------    ----------    ----------
Sales                            $ 3,478,000   $ 2,675,000   $ 2,071,000
Production costs                   1,454,000     1,383,000     1,232,000
Exploration costs                         --       202,000            --
Accretion expense                     19,000        18,000        54,000
Depletion, depreciation,
  amortization and
  valuation allowance                148,000       115,000        77,000
                                   ---------     ---------     ---------
                                   1,857,000       957,000       708,000
Income tax (benefit) provision        55,000         1,200         1,200
                                   ---------     ---------     ---------
Results of operations from
  production activities          $ 1,802,000   $   955,800   $   706,800
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                     2005          2004          2003
                                  ----------    ----------    ----------
Future cash inflows              $40,734,000   $18,448,000   $17,380,000
Future development and
  production costs                17,915,000     9,908,000     8,792,000
Future abandonment costs             755,000       730,000       736,000
Future income tax expense          6,016,000        12,000        12,000
                                  ----------    ----------    ----------
Future net cash flow              16,048,000     7,798,000     7,840,000
10% annual discount                6,888,000     3,162,000     3,230,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 9,160,000   $ 4,636,000   $ 4,610,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2005


The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2005, 2004 and 2003 were as follows:

                                         2005          2004          2003
                                      ----------    ----------    ----------
Extensions                           $ 3,094,000   $   490,000   $        --
Revisions of previous estimates
 Price changes                         4,715,000       654,000       952,000
 Quantity estimate                     2,175,000      ( 82,000)      690,000
Change in production rates,
  timing and Other                       247,000       381,000      (208,000)
Development costs incurred               249,000       418,000       255,000
Changes in estimated future
  development costs                     (179,000)     (348,000)     (255,000)
Estimated future
  abandonment costs                     (755,000)     (730,000)     (736,000)
Sales of oil and gas, net of
  production costs                    (2,024,000)   (1,292,000)     (839,000)
Accretion of discount                    537,000       535,000       433,000
                                      ----------    ----------    ----------
                                       8,059,000        26,000       292,000
Net change in income taxes             3,535,000            --            --
                                      ----------    ----------    ----------
Net increase                         $ 4,524,000   $    26,000   $   292,000
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2005

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

The standardized measure of discounted future cash flows before income taxes increased by $8,059,000 at December 31, 2005. The change in income taxes decreased discounted future cash flows by $3,535,000 for a net increase in future cash flows of $4,524,000 after income taxes as of December 31, 2005. One of the major factors contributing to the increase in cash flows is higher crude oil prices. Average crude oil prices at December 31, 2005, increased by approximately $21.00 per barrel. This price increase contributed to an increase in discounted cash flows due to price changes of $4,715,000 and quantity estimate revisions of $2,175,000. Another major factor that increased discounted future cash flows were extensions of $3,094,000 resulting from data that was obtained from drilling three wells in the Carneros Creek field in the first quarter of 2006. This was offset by sales of oil and gas, net of production costs, in the amount of $2,024,000 and estimated future abandonment costs of $755,000. The increase in estimated discounted future income taxes is due to the Company's utilization of it's net operating loss carryforwards (NOL's) during 2005. At December 31, 2005, the Company had approximately $62,000 in federal NOL's to carryforward to future tax periods.

The increase in the standardized measure of discounted future net cash flows at December 31, 2004, of $26,000 is the result of several factors. Sales of oil and gas, net of production costs, reduced future cash flows by approximately $1,292,000. The recognition of future abandonment costs decreased future cash flows by $730,000. This was offset by an increase in future cash flows due to higher crude oil prices at December 31, 2004 ($654,000) and the recognition of proved developed non-producing reserves (extensions) at December 31, 2004 ($490,000).

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

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS

                                       2005          2004
                                    ----------    ----------
    REVENUES:

      Quarter Ended:
          March 31                  $   701,892   $   599,296
          June 30                       865,548       666,871
          September 30                1,015,138       702,899
          December 31                   894,994       705,836
                                     ----------    ----------
                                    $ 3,477,572   $ 2,674,902
                                     ==========    ==========
    NET INCOME (LOSS):

      Quarter Ended:
          March 31                  $   214,377   $   281,358
          June 30                       266,819       167,333
          September 30 (a)              293,451       346,540
          December 31                   313,949      (183,329) (b)
                                     ----------    ----------
                                    $ 1,088,596   $   611,902
                                     ==========    ==========
    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:
          March 31                  $       .09   $       .11
          June 30                           .11           .07
          September 30 (a)                  .12           .14
          December 31                       .12          (.07) (b)
                                     ----------    ----------
                                    $       .44   $       .25
                                     ==========    ==========

(a) Reflects the costs of termination pay in the amount of $424,000 associated with the settlement of an employment agreement (see Note 12 of Notes to Financial Statements included in Item 7 of this Form 10-KSB). This was offset by a gain of $291,868 on the sale of a well servicing hoist in the third quarter of 2005.

(b) Reflects the following items in the fourth quarter of 2004; exploration costs for the drilling and completion of an exploration well that was abandoned in the fourth quarter of 2004 in the amount of $201,388, the settlement of an employment agreement in the amount of $170,054 and a valuation allowance in the amount of $20,699 (see Note 5 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

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

ITEM 8B - OTHER INFORMATION

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 but was not reported.


                                  PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2006 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that is applicable to all of its directors, officers and employees. A copy of the code is available at no charge to any person who sends a request for a copy to the Corporate Secretary, Pyramid Oil Company, P.O. Box 832, Bakersfield, California 93302.


ITEM 10 - EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2006 Annual Meeting of Shareholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2006 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $221,400 in 2005, $143,000 in 2004 and $122,000 in 2003.

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

During August 2005, after approval by the Company's Board of Directors, the Company leased additional acreage from the investor group. The new lease, Santa Fe Energy Section 32, is adjacent to the Company's existing Santa Fe Energy lease. The Company paid the investor group $22,000 for an oil and gas lease on 440 acres for a term of 3 years. The Company drilled a discovery well with a joint venture partner on this property in the first quarter of 2006. At the time of filing, the well is in the process of completion and will be tested and a determination will be made about the economic status of
the well and the potential for further drilling on this acreage.   As a
director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease.

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

(2) Incorporated by reference from the Registrant's August 25, 1986 Proxy Statement.

(3) Incorporated by reference from Exhibits 10.1 and 10.2 to the Registrants June 30, 2001 Form 10-QSB.

(4) Incorporated by reference from Exhibits 10.3, 10.4 and 99 to the Registrants December 31, 2001 Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company hereby incorporates by reference the information contained under the section entitled ''Principal Accounting Fees and Services'' or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2006 Annual Meeting of Shareholders.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 24, 2006                         By:   JOHN H. ALEXANDER
                                           ----------------------
                                             John H. Alexander
                                             Director/President
                                          Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     JOHN H. ALEXANDER        Director/President            March 24, 2006
---------------------------     Chief Executive Officer
     John H. Alexander


     MICHAEL D. HERMAN        Director                      March 24, 2006
---------------------------     Chairman of the Board
     Michael D. Herman


      THOMAS W. LADD          Director                      March 24, 2006
---------------------------
      Thomas W. Ladd


      GARY L. RONNING         Director                      March 24, 2006
---------------------------
      Gary L. Ronning


       JOHN E.  TURCO         Director                      March 24, 2006
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/           March 24, 2006
---------------------------    Principal Accounting and
   Lee G. Christianson         Financial Officer