Form 10QSB
period 2006-03-31
PYRAMID OIL CO
filed 2006-05-15
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2006

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  2,494,430
                (Class)                      (Outstanding at March 31, 2006)

FINANCIAL STATEMENTS
                         PYRAMID OIL COMPANY
                            BALANCE SHEETS
                              ASSETS

                                              March 31,     December 31,
                                                 2006           2005
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  525,277     $1,300,475
  Short-term investments                       1,350,000      1,350,000
  Trade accounts receivable                      372,157        327,173
  Interest receivable                             95,161         91,717
  Employee loan receivable                         9,401          8,015
  Crude oil inventory                             42,200         58,962
  Prepaid expenses                               100,882        120,367
  Deferred income taxes                           60,954         60,954
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  2,556,032      3,317,663
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               12,625,389     11,505,375
  Capitalized asset retirement costs             294,600        294,600
  Drilling and operating equipment             1,952,242      1,945,882
  Land, buildings and improvements               976,965        976,965
  Automotive, office and other
    property and equipment                     1,019,170        961,902
                                             ------------   ------------
                                              16,868,366     15,684,724
  Less: accumulated depletion,
    depreciation, amortization
    and valuation allowance                  (13,368,016)   (13,307,424)
                                             ------------   ------------
                                               3,500,350      2,377,300
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Other assets                                    12,869         13,178
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                              $6,328,884     $5,967,774
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 2006           2005
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                           $   115,070    $    83,749
  Accrued professional fees                       49,476         51,741
  Accrued taxes, other than income taxes          29,151         29,151
  Accrued payroll and related costs               52,004         51,039
  Accrued royalties payable                      121,796        115,762
  Accrued insurance                               36,551         54,826
  Accrued income taxes                            92,350         54,050
  Accrued termination costs                      145,050        146,047
  Current maturities of long-term debt            44,318         37,073
  Deferred income taxes                           60,954         60,954
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               746,720        684,392
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         42,228         26,858
                                             ------------   ------------
LIABILITY FOR TERMINATION COSTS                  141,333        141,333
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        959,978        955,169
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Common stock-no par value;
    10,000,000 authorized shares;
    2,494,430 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            3,367,015      3,088,412
                                             ------------   ------------
                                               4,438,625      4,160,022
                                             ------------   ------------
                                              $6,328,884     $5,967,774
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2006           2005
                                                 ------------   ------------
  REVENUES                                          $912,211       $701,892
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               344,500        318,605
    General and administrative                       116,377        101,181
    Taxes, other than income
      and payroll taxes                               17,347         11,583
    Provision for depletion,
      depreciation and amortization                   60,592         56,530
    Accretion expense                                  4,809          4,545
    Other costs and expenses                           8,458          3,656
                                                 ------------   ------------
                                                     552,083        496,100
                                                 ------------   ------------
  OPERATING INCOME                                   360,128        205,792
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                    6,918          5,652
    Other income                                       3,600          3,600
    Interest expense                                    (218)          (342)
                                                 ------------   ------------
                                                      10,300          8,910
                                                 ------------   ------------
 INCOME BEFORE INCOME
   TAX PROVISION                                     370,428        214,702
    Income tax provision                              91,825            325
                                                 ------------   ------------
 NET INCOME                                          278,603        214,377
                                                 ============   ============
 EARNINGS PER COMMON SHARE
   Basic Income Per Common Share                      $ 0.11         $ 0.09
                                                 ============   ============
   Diluted Income Per Common Share                    $ 0.11         $ 0.09
                                                 ============   ============
Weighted average number of
    common shares outstanding                      2,494,430      2,494,430
                                                 ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Three months ended March 31,
                                                      2006           2005
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $ 278,603      $ 214,377

  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  60,592         56,530
      Costs charged to asset retirement obligation         --        (10,635)
      Accretion expense                                 4,809          4,545

  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                         (48,428)      (101,186)
    Decrease (increase) in
      crude oil inventories                            16,762        ( 2,269)
    Decrease in prepaid expenses                       19,485         27,581
    Increase (Decrease) in accounts payable
      and accrued liabilities                          55,083       (153,510)
                                                     ---------      ---------
    Net cash provided by operating activities         386,906         35,433
                                                     ---------      ---------

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Three months ended March 31,
                                                      2006           2005
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                            $(1,183,642)     $ (75,039)
  Increase in other deposits                           (1,380)            --
                                                    ----------      ---------
  Net cash used in investing activities            (1,185,022)       (75,039)
                                                    ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt                (9,778)       (12,649)
   Proceed from issuance of long-term debt             32,393             --
   Loans to employees                                  (3,000)            --
   Principal payments from loans to employees           3,303          2,937
                                                    ----------      ---------
Net cash provided by (used in)
     financing activities                              22,918        ( 9,712)
                                                    ----------      ---------
Net decrease in cash                                 (775,198)       (49,318)

Cash at beginning of period                         1,300,475        816,216
                                                    ----------      ---------
Cash at end of period                              $  525,277       $766,898
                                                    ==========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the three months for interest        $ 218         $  342
                                                     =========      =========

  Cash paid during the three months for income taxes  $53,325         $  325
                                                     =========      =========

The Accompanying Notes are an Integral Part of These Financial Statements.









       7                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2006
                                  (UNAUDITED)

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

A summary of the Company's significant accounting policies is contained in its December 31, 2005 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2005 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2006 and the results of its operations and its cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 2006 and 2005.


(3)  COMMITMENTS

The Company has entered into an employment agreement with the President of the Company, John H. Alexander. In the event that Mr. Alexander is dismissed, the Company would incur approximately $500,000 in costs.


(4) INCOME TAX PROVISION

The Company's income tax provision consists primarily of current taxes for Federal and California estimated income taxes.

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

The effect of these changes for the quarter ending March 31, 2006, resulted in a decrease in income from continuing operations of $6,279. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003.
The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on three months ended March 31, 2005     (5,945)             --

     Effect on three months ended March 31, 2006     (6,279)             --


There are no legally restricted assets for the settlement of asset retirement obligations.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                                          Amount
                                                         -------
     Beginning Balance, January 1, 2006                 $955,169
        Incurred during the period                            --
        Settled during the period                             --
        Accretion expense                                  4,809
        Revisions in estimates                                --
                                                         -------
     Ending Balance, March 31, 2005                     $959,978
                                                         =======

(6) OTHER ASSETS - DEPOSITS

In April 2004, the Company replaced it's $250,000 oil and gas blanket performance surety bond, with a cash bond in the form of an irrevocable certificate of deposit in the amount of $250,000.


(7) STOCK SPLIT

On March 28, 2006, the Company's Board of Directors approved a 3 for 2 stock split payable on May 1, 2006 to shareholders of record as of April 17, 2006.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first quarter of 2006 increased by approximately $16.43 per equivalent barrel when compared with the same period for 2005. During the first quarter of 2006 the Company experienced 59 separate price changes compared with 48 price changes during the same period for 2005. The Company cannot predict the future course of crude oil prices.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $775,198 for the three months ended March 31, 2006. During the first quarter of 2006, operating activities provided cash of $386,906. Capital spending of $1,183,642 reduced cash for the first quarter of 2006. See the Statements of Cash Flows for additional detailed information. A $200,000 line of credit, unused at March 31, 2006, and short-term investments of $1,350,000 provided additional liquidity during the first quarter of 2006.

                        FORWARD LOOKING INFORMATION

Crude oil prices have increased by $12.20 per barrel as of May 11, 2006, compared to prices at December 31, 2005. There have been 87 separate price changes since December 31, 2005.

The first two months of 2006 were busy for the Company, with the drilling of three new developmental wells within the Company's Carneros Creek field and one joint venture exploratory well just outside of the existing field boundaries. This is the highest level of drilling activity the Company has had in the past twenty years.

The first well, Anderson #6, was programmed to be drilled to 3,100 feet to evaluate four known oil bearing formations but drilling problems occurred in the last 100 feet of the well and the last formation was not penetrated. Nevertheless, production casing was run and cemented at 3,000 feet based upon favorable mud and electric log results from the upper three oil zones. This well was completed in the Phacoides formation in late April using a different perforating technology and a sand-oil fracturing process. Since completion, the well has been flowing up through the 5 1/2 inch casing through a 20/64 choke at the surface. This well is by far the best producer of any of the wells completed in the Phacoides formation in this field.

The second well, Santa Fe #17, was drilled to 2,600 feet, penetrating all of the expected zones and production casing was run. This well was designed, located and drilled to test several separate shallow oil zones known to be present in certain areas of the field. Management has changed its earlier completion plans for this well and is now plans to utilize the same perforating technology used on the Anderson #6 well along with a sand-oil fracturing processes.

The third well, Santa Fe #18, was located and drilled to take advantage of an area within the field that had been missed in earlier drilling activities. This well went to a depth of 3,200 feet encountering all of the expected producing zones, in addition to a deeper pay interval not normally found in other wells in the area. This well was the first of the three wells to be completed and has been producing a settled 20 barrels a day of 32 gravity oil.

The fourth well was an exploratory well located approximately one mile south of the existing producing area of the Carneros Creek field. This well was a joint venture project between the Company, who owns 52% and E&B Natural Resources Management Corporation, who owns 48% and is the operator. The well was drilled to 3,702 feet and encountered a good show in the Point of Rocks formation. This well was stimulated with a sand-oil fracturing processes. Production results have been mixed. The well has very good pressures but continues to have low volumes. Discussions are ongoing with the Operator to figure out what needs to be done next.

Availability of a drilling rig for wells planned for 2006 has become an uncertainty. The Company has been informed by one specific drilling contractor who the Company uses, that a rig may not be available until very late this year and possibly not until early nest year. Nevertheless, management is currently reviewing five or six wells for possible re-completion in the Phacoides formation. The Phacoides formation is behind pipe in a number of the Company's wells in the Carneros Creek field.

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


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006
  COMPARED TO THE QUARTER ENDED MARCH 31, 2005


REVENUES

Oil and gas revenue increased by 30% for the three months ended March 31, 2006 when compared with the same period for 2005. Oil and gas revenue increased by 39% due to higher average crude oil prices for the first quarter of 2006.
The average price of the Company's oil and gas for the first quarter of 2006 increased by approximately $16.43 per equivalent barrel when compared to the same period of 2005. This was offset by a reduction in revenues of 9% due to lower crude oil production/sales. The Company's net revenue share of crude oil production decreased by approximately 1,500 barrels for the first three months of 2006. The decrease in crude oil production is primarily the result of a decline in production on certain of the Company's properties.


OPERATING EXPENSES

Operating expenses increased by 8% for the first quarter of 2006.  The cost to produce an equivalent barrel of crude oil during the first quarter of
2006 was $20.91 per barrel which had increased by approximately $3.23 per barrel when compared with the production costs for the first quarter of 2005. The increase in operating expenses for the first quarter of 2006 was due
primarily to the adjustment to the ending crude oil inventory.   The Company
adjusts the carrying value of its crude oil inventory at the end of each quarter based on quarter ending volumes and costs of production. The difference between the inventory adjustment at the end of the first quarter of 2006 compared with the adjustment recorded at the end of the first quarter of 2005 resulted in an increase of approximately 6% in operating expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 15% for the first three months of 2006 when compared with the same period for 2005. The increase in general and administrative expenses is due primarily to an increase in outside consulting fees of 8% due to the hiring of a petroleum engineer on a part-time basis.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 7% for the first quarter of 2006, when compared with the same period for 2005. The increase is due primarily to a 7% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties due to the drilling of two new wells one in 2004 and one in 2003.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current estimated taxes for Federal and California state income taxes. The increase in taxes for the first quarter of 2006 is due to the fact that the Company has utilized all of its Federal net operating loss carryforwards.

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

         3.1  Amended Articles of Incorporation

        14.1  Code of Ethics for Senior Officers

        99.1  Certification by Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2  Certification by Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. The following Form 8-K's were filed during the three months ended March 31, 2006.

           January 16, 2006 Press Release - Pyramid Oil Company Announces
             Drilling operations

           February 21, 2006 Press Release - Pyramid Oil Company Announces that it has Completed Drilling Operations at its Carneros Creek Field

           February 28, 2006 Press Release - Pyramid Oil Announces Field
             Extension Discovery

           March 28, 2006 Press Release - Pyramid Oil Company Announces
             Record Profits

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 12, 2006                         JOHN H. ALEXANDER
                                           ---------------------
                                             John H. Alexander
                                                 President


Dated:  May 12, 2006                        LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

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


   Dated: May 12, 2006



                                      By:    JOHN H. ALEXANDER
                                          -----------------------
                                             John H. Alexander
                                          Chief Executive Officer

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


  Dated: May 12, 2006



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer