Form 10QSB
period 2006-06-30
PYRAMID OIL CO
filed 2006-08-14
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended June 30, 2006

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  3,741,721
                (Class)                      (Outstanding at June 30, 2006)

FINANCIAL STATEMENTS
                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                               June 30,     December 31,
                                                 2006           2005
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  587,938     $1,300,475
  Short-term investments                       1,250,000      1,350,000
  Trade accounts receivable                      411,596        327,173
  Interest receivable                             97,080         91,717
  Employee loan receivable                         8,481          8,015
  Crude oil inventory                             65,137         58,962
  Prepaid expenses                                71,736        120,367
  Deferred income taxes                           60,954         60,954
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  2,552,922      3,317,663
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               13,066,452     11,505,375
  Capitalized asset retirement costs             294,600        294,600
  Drilling and operating equipment             1,974,073      1,945,882
  Land, buildings and improvements               993,765        976,965
  Automotive, office and other
    property and equipment                     1,030,031        961,902
                                             ------------   ------------
                                              17,358,921     15,684,724
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,443,587)   (13,307,424)
                                             ------------   ------------
                                               3,915,334      2,377,300
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Other assets                                    10,822         13,178
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                                 270,455        272,811
                                             ------------   ------------

                                              $6,738,711     $5,967,774
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 2006           2005
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $  320,068     $   83,749
  Accrued professional fees                        8,497         51,741
  Accrued taxes, other than income taxes              --         29,151
  Accrued payroll and related costs               53,420         51,039
  Accrued royalties payable                      137,848        115,762
  Accrued insurance                               18,275         54,826
  Accrued income taxes                             7,050         54,050
  Accrued termination costs                      144,024        146,047
  Current maturities of long-term debt            41,290         37,073
  Deferred income taxes                           60,954         60,954
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               791,426        684,392
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         30,921         26,858
                                             ------------   ------------
LIABILITY FOR TERMINATION COSTS                  141,333        141,333
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        965,177        955,169
                                             ------------   ------------

COMMITMENTS (Note 3)

STOCKHOLDERS' EQUITY:
  Preferred stock-no par value (Note 8);
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock-no par value (Note 7 and 8);
    50,000,000 authorized shares;
    3,741,721 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            3,738,244      3,088,412
                                             ------------   ------------
                                               4,809,854      4,160,022
                                             ------------   ------------
                                              $6,738,711     $5,967,774
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.


        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  2006        2005         2006        2005
                               ---------   ---------    ---------   ---------
REVENUES                      $1,096,664    $865,548   $2,008,875  $1,567,440
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             335,703     390,429      680,203     709,034
  General and administrative     145,929     119,045      262,306     220,226
  Taxes, other than income
    and payroll taxes             15,781      18,317       33,128      29,900
  Provision for depletion,
    depreciation and
    amortization                  75,571      61,117      136,163     117,647
  Accretion expense                5,199       5,075       10,008       9,620
  Other costs and expenses        15,581       9,093       24,039      12,749
                               ---------   ---------    ---------   ---------
                                 593,764     603,076    1,145,847   1,099,176
                               ---------   ---------    ---------   ---------
OPERATING INCOME                 502,900     262,472      863,028     468,264
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                  9,015       3,228       15,933       8,880
  Other income                     5,419       2,280        9,019       5,880
  Interest expense                (1,905)     (  361)      (2,123)      ( 703)
                               ---------   ---------    ---------   ---------
                                  12,529       5,147       22,829      14,057
                               ---------   ---------    ---------   ---------
INCOME BEFORE
 INCOME TAX PROVISION            515,429     267,619      885,857     482,321
   Income tax provision          144,200         800      236,025       1,125
                               ---------   ---------    ---------   ---------
NET INCOME                     $ 371,229   $ 266,819    $ 649,832   $ 481,196
                               =========   =========    =========   =========
  BASIC INCOME PER
    COMMON SHARE                   $0.10       $0.11        $0.17       $0.19
                               =========   =========    =========   =========
  DILUTED INCOME PER
    COMMON SHARE                   $0.10       $0.11        $0.17       $0.19
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    3,741,721   2,494,430    3,741,721   2,494,430
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.


       5                   PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2006           2005
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                         $ 649,832      $ 481,196
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  136,163        117,647
      Accretion expense                                 10,008          9,620
      Costs incurred for asset
        retirement obligations                              --        (10,635)
      Loss on disposal of fixed assets                      --          6,492
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                          (89,786)       (87,597)
    (Increase) Decrease in
      crude oil inventories                             (6,175)         6,532
    Decrease in prepaid expenses                        48,631         60,458
    Increase (decrease) in accounts
      Payable and accrued liabilities                  102,817       (209,026)
                                                      --------       --------
Net cash provided by operating activities              851,490        374,687
                                                      --------       --------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                       2006           2005
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from redemption of
    certificate of deposit                          $  100,000      $      --
  Increase in deposits                                  (1,380)            --
  Capital expenditures                              (1,674,197)      (247,786)
                                                      --------       --------
Net cash used in investing activities               (1,575,577)      (247,786)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit                        252,000             --
   Principal payments on line of credit               (252,000)            --
   Loans to employees                                   (3,300)            --
   Principal payments on loans to employees              6,570          4,884
   Proceeds from issuance of long-term debt             32,393             --
   Principal payments on long-term debt               ( 24,113)      ( 25,329)
                                                      --------       --------
Net cash provided by (used in)
  financing activities                                  11,550       ( 20,445)
                                                      --------       --------

Net (decrease) increase in cash                       (712,537)       106,456

Cash at beginning of period                          1,300,475        816,216
                                                      --------       --------
Cash at end of period                                $ 587,938       $922,672
                                                      ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the six months for interest        $  2,173        $  703
                                                      ========       ========
  Cash paid during the six months for income taxes    $281,825        $1,125
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.





       7                      PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2006
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2006 and the results of its operations and its cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 2006 and 2005.


(3)  COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment agreement with the President of the Company, John H. Alexander. In the event the Mr. Alexander is dismissed, the Company would incur approximately $600,000 in costs.


(4) INCOME TAX PROVISION

The Company's income tax provision consists mainly of the current provision for Federal and California income taxes.

(5) ASSETS RETIREMENT OBLIGATIONS

The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statement of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the fair value of the liability recorded are recognized in income in the period the actual costs are incurred.

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                          6 Months       12 Months
                                            Ended          Ended
                                          6/30/2006      12/31/2005
                                          ---------      ----------
     Beginning Balance                     $955,169      $ 946,566
        Incurred during the period               --       ( 10,635)
        Settled during the period                --             --
        Accretion expense                    10,008         19,238
        Revisions in estimates                   --             --
                                            -------       --------
     Ending Balance                        $965,177      $ 955,169
                                            =======       ========


(6) DEPOSITS

In April 2004, the Company replaced its $250,000 state of California oil and gas blanket performance surety bond, with a cash bond in the form of an irrevocable certificate of deposit in the amount of $250,000.











PAGE <9>

(7) STOCK SPLIT

On March 28, 2006, the Company's Board of Directors approved a 3 for 2 stock split payable on May 1, 2006, to shareholders of record as of April 17, 2006.

                                                         Common Stock
                                                           ---------
     Shares outstanding at December 31, 2005               2,494,430
     Shares issued 3 for 2 stock split May 1, 2006         1,247,291
                                                           ---------
     Shares outstanding at June 30, 2006                   3,741,721
                                                           =========


(8) CHANGE IN AUTHORIZED SHARES

At the Annual Meeting of Shareholders held on June 1, 2006, the Shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 50,000,000 and to authorize the issuance of up to 10,000,000 shares of a newly created class of Preferred Stock.


(9) 2006 EQUITY INCENTIVE PLAN

At the Annual Meeting of Shareholders held on June 1, 2006, the Shareholders approved the Pyramid Oil Company 2006 Equity Incentive Plan (the Plan). The Plan authorizes the granting of the following types of awards to persons who are employees, officers or directors of the Company or its subsidiaries or who are consultants or advisers to such entities:

          INCENTIVE STOCK OPTIONS that are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder;

          NON-QUALIFIED STOCK OPTIONS that are not intended to be incentive options;

          Shares of Common Stock that are subject to specified restrictions;
          and

          Stock appreciation rights that permit the holder to receive the excess of the fair market value of the Common Stock on the exercise date over its fair market value (or a greater specified base value) on the grant date, either in tandem with options or as separate and independent grants.

A summary of the plan is contained in the Company's Schedule 14a, Proxy Statement dated May 10, 2006 which is incorporated herein by reference. A copy of the Plan is attached as Appendix A to the Proxy Statement. As of the date of the filing of this Form 10-QSB, no shares have been awarded under this Plan.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes An Interpretation of FASB Statement No. 109, (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the second quarter of 2006 increased by approximately $19.30 when compared with the same period for 2005. Average crude oil prices for the first six months of 2006 increased by approximately $17.85 per equivalent barrel when compared with the same period for 2005. At the end of the second quarter of 2006, crude oil prices had increased by approximately $13.00 per barrel when compared with crude oil prices at December 31, 2005.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $712,537 for the six months ended June 30, 2006. During the first half of 2006, operating activities provided cash of $851,490. This was offset by capital expenditures of $1,674,197 and principal payments on long-term debt totaling $24,113 during the first six months of 2006. Funds were provided by the redemption of a certificate of deposit in the amount of $100,000 and proceeds from the issuance of long term debt in the amount of $32,393. See the Statements of Cash Flows for additional detailed information.

                          FORWARD LOOKING INFORMATION

Crude oil prices have increased by approximately seventy-five cents per barrel as of August 11, 2006, when compared to prices at June 30, 2006.

Management is pleased to announce that Pyramid Oil Company has qualified and been accepted to trade on the American Stock Exchange (AMEX) under the new symbol PDO. The Company begins trading on the American Stock Exchange, Monday August 21, 2006 (AMEX symbol PDO).

The Company's 2006 plans for drilling several new wells and re-drilling existing wells is waiting on a contract drilling rig. The Company is dependant upon drilling contractors and drilling rig availability when it comes to new wells or re-drills. The Company does not own or operate a drilling rig.

During the second quarter of 2006, the company completed three of the new wells drilled in the first quarter. The Company is pleased with the production results from the Anderson #6 and Santa Fe #18 wells. Production from the two wells averaged approximately 50 barrels per day in July 2006. Results from the Company's Santa Fe #17 well are mixed at this time. The well crossed a fault during drilling and the zones are deeper than expected. The first test of the well indicated that the lowest zone in the well is wet and non-productive at that depth. There are several different upper zones in the well that will be tested later this year.

Results from the Company's joint venture well with E&B Natural Resources are disappointing. The well was perforated and fraced during the second quarter of 2006. Although the zone that was present in this well contained gas and hydrocarbons, after testing, the formation appears to be too tight to produce economically. Currently the Company and E & B are discussing the future of this project.

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

       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006
  COMPARED TO THE QUARTER ENDED JUNE 30, 2005

REVENUES

Oil and gas revenues increased by 27% for the three months ended June 30, 2006 when compared with the same period for 2005. Oil and gas revenues increased by 39% due to higher average crude oil prices for the second quarter of 2006. The average price of the Company's oil and gas for the second quarter of 2006 increased by approximately $19.30 per equivalent barrel when compared to the same period of 2005. Revenues decreased by 12% due to lower crude oil production/shipments. The Company's net revenue share of crude oil production/sales decreased by approximately 2,300 barrels for the second quarter of 2006. The decrease in sales volumes is due to a temporary decline in production on three leases offset by an increase in production on the Anderson lease due to the drilling and completion of a new well that was put on production in May of 2006.


OPERATING EXPENSES

Operating expenses decreased by approximately 14% for the second quarter of 2006. However, the cost to produce an equivalent barrel of crude oil increased by approximately fifty cents (total cost of approximately $19.50 per equivalent barrel) for the second quarter of 2006 when compared with the second quarter of 2005. The increase in the per unit cost to produce a barrel of crude oil is due primarily to lower production volumes.

The decrease in operating expenses for the second quarter of 2006 was due primarily to an adjustment to the ending crude oil inventory value. The Company adjusts the carrying value of its crude oil inventory at the end of each quarter based on quarter ending volumes and costs of production. The difference between the inventory adjustment at the end of the second quarter of 2006 compared with the adjustment recorded at the end of the second quarter of 2005 resulted in a decrease of approximately 8% in operating expenses. Work that was performed during the second quarter of 2005 on the Company's Anderson lease also accounted for a decrease of 6% in operating expenses. The Company performed a frac job on one of the Anderson wells in the Carneros Creek field in the second quarter of 2005. The Company fraced the Anderson #6 well and the Santa Fe #18 wells that were drilled in 2006, but the costs related to these procedure were capitalized.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 23% for the second quarter of 2006 when compared with the same period for 2005. The increase in general and administrative expenses is due primarily to an increase in outside consulting fees of 11% due to the hiring of a petroleum engineer on a part-time basis. Audit fees also increased by 5% due to additional costs of compliance with Sarbanes-Oxley requirements.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 24% for the second quarter of 2006, when compared with the same period for 2005. The increase is due primarily to a 25% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in depletion on two of the Company's oil and gas properties, the Santa Fe Energy and Anderson leases. The increase on these two properties is due primarily to higher crude oil production due to the completion of two new wells in the second quarter of 2006.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current estimated taxes for Federal and California state income taxes. The increase in taxes for the second quarter of 2006 is due to the fact that the Company has utilized all of its Federal net operating loss carryforwards.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005


REVENUES

Oil and gas revenues increased by 28% for the six months ended June 30, 2006 when compared with the same period for 2005. Oil and gas revenues increased by approximately 38% due to higher average crude oil prices for the first half of 2006. The average price of the Company's oil and gas for the first six months of 2006 increased by approximately $17.85 per equivalent barrel when compared with the same period for 2005. The Company's net revenue share of crude oil production/sales decreased by approximately 3,800 barrels for the six months ended June 30, 2006. The decrease in sales volumes is due to a temporary decline in production on three leases offset by an increase in production on the Anderson lease due to the drilling and completion of a new well that was put on production in May of 2006

OPERATING EXPENSES

Operating expenses decreased by approximately 4% for the six months ended
June 30, 2006, when compared with the same period for 2005. The cost to produce an equivalent barrel of crude oil increased by approximately $1.30 per barrel (total cost of approximately $20.15 per equivalent barrel) for the six months ended June 30, 2006. The increase in the per unit cost to produce a barrel of crude oil is due primarily to lower production volumes.

Work that was performed during the second quarter of 2005 on the Company's Anderson lease accounted for a decrease of 3.5% in operating expenses. The Company performed a frac job on one of its Anderson wells in the Carneros Creek field in the second quarter of 2005. The Company fraced the Anderson #6 well and the Santa Fe #18 wells that were drilled in 2006, but the costs related to these procedure were capitalized.

The Company adjusts the carrying value of its crude oil inventory at the end of each quarter based on quarter ending volumes and costs of production. The difference between the inventory adjustments recorded during the first six months of 2006 compared with the adjustments recorded during the same period of 2005, resulted in a decrease of approximately 2% in operating expenses.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 19% for the six months ended June 30, 2006. The increase in general and administrative expenses is due primarily to an increase in outside consulting fees of 10% due to the hiring of a petroleum engineer on a part-time basis. Travel and lodging expenses increased by 3% due to additional travel by the Company's CEO and reimbursement of expenses for travel by Board members on matters related to Company business. Salaries increased by 2% due to salary increases that were effective July 1, 2005.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 16% for the six months ended June 30, 2006, when compared with the same period for 2005. The increase is due primarily to a 16% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in depletion on two of the Company's oil and gas properties, the Santa Fe Energy and Anderson leases. The increase on these two properties is due primarily to higher crude oil production due to the completion of two new wells in the second quarter of 2006.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current estimated taxes for Federal and California state income taxes. The increase in taxes for the second quarter of 2006 is due to the fact that the Company has utilized all of its Federal net operating loss carryforwards.

                       PYRAMID OIL COMPANY

                   PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 2.  -  Changes in Securities

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Submission of Matters to a Vote of Security Holders

     On June 1, 2006, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Four items were voted on during the meeting: (1) election of Directors; (2) approval of Auditors; (3) approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 50,000,000 and to authorize the issuance of up to 10,000,000 shares of a newly created class of Preferred Stock; (4) approval of the Pyramid Oil Company 2006 Equity Incentive Plan.

The shareholders elected John H. Alexander, Michael D. Herman, Thomas W. Ladd, Gary L. Ronning and John E. Turco to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders approved the selection of Singer Lewak Greenbaum & Goldstein, LLP as auditors for 2006. The shareholders also approved the Amendment of the Articles of Incorporation and the 2006 Equity Incentive Plan. Each item is fully described in the Company's Proxy dated May 10,2006.

Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

a.  Exhibits

      99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

      99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b. The following Form 8-K's were filed during the three months ended June 30, 2006:


     April 3, 2006 Press Release - Pyramid Oil Company Announces Stock Split

     April 17, 2006 - Amendment to Articles of Incorporation for Stock Split

     May 4, 2006 Press Release - Pyramid Oil Company Announces Substantial Results from New Wells

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 14, 2006
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: August 14, 2006
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

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


   Dated: August 14, 2006



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


  Dated: August 14, 2006



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer