Form 10QSB
period 2006-09-30
PYRAMID OIL CO
filed 2006-11-13
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

               For the quarterly period ended September 30, 2006

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

       COMMON STOCK WITHOUT PAR VALUE                   3,741,721
                  (Class)                  (Outstanding at September 30, 2006)

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                             September 30,  December 31,
                                                 2006           2005
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  496,194     $1,300,475
  Short-term investments                       1,350,000      1,350,000
  Trade accounts receivable                      367,120        327,173
  Interest receivable                            126,014         91,717
  Employee loan receivable                         8,874          8,015
  Crude oil inventory                             72,616         58,962
  Prepaid expenses                                69,384        120,367
  Income taxes receivable                         32,930             --
  Deferred income taxes                           60,954         60,954
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  2,584,086      3,317,663
                                             ------------   ------------
PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               13,185,849     11,505,375
  Capitalized asset retirement costs             304,199        294,600
  Drilling and operating equipment             2,004,397      1,945,882
  Land, buildings and improvements               978,702        976,965
  Automotive, office and other
    property and equipment                     1,059,965        961,902
                                             ------------   ------------
                                              17,533,112     15,684,724
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,518,674)   (13,307,424)
                                             ------------   ------------
                                               4,014,438      2,377,300
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Other assets                                     7,380         13,178
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                                 267,013        272,811
                                             ------------   ------------
                                              $6,865,537     $5,967,774
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,   December 31,
                                                 2006           2005
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $  112,258     $   83,749
  Accrued professional fees                       31,089         51,741
  Accrued taxes, other than income taxes          22,866         29,151
  Accrued payroll and related costs               49,865         51,039
  Accrued royalties payable                      130,839        115,762
  Accrued insurance                                   --         54,826
  Accrued income taxes                                --         54,050
  Accrued termination costs                      142,997        146,047
  Current maturities of long-term debt            35,921         37,073
  Deferred income taxes                           60,954         60,954
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               586,789        684,392
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         17,823         26,858
                                             ------------   ------------

LIABILITY FOR TERMINATION COSTS                  141,333        141,333
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        977,385        955,169
                                             ------------   ------------
COMMITMENTS (note 3)

STOCKHOLDERS' EQUITY:
  Preferred stock-n par value (Note 8);
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock-no par value (Note 7 and 8);
    50,000,000 authorized shares;
    3,741,721 shares issued and outstanding    1,071,610      1,071,610
  Retained earnings                            4,070,597      3,088,412
                                             ------------   ------------
                                               5,142,207      4,160,022
                                             ------------   ------------
                                              $6,865,537     $5,967,774
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.


        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                  2006        2005         2006        2005
                               ---------   ---------    ---------   ---------
REVENUES                      $1,080,199  $1,015,138   $3,089,074  $2,582,578
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             432,907     345,483    1,113,110   1,054,517
  General and administrative     209,457     133,549      471,763     353,775
  Taxes, other than income
    and payroll taxes             27,127      17,171       60,255      47,071
  Provision for depletion,
    depreciation and
    amortization                  75,087      58,582      211,250     176,229
  Accretion expense                5,331       4,809       15,339      14,429
  Other costs and expenses        30,469       5,682       54,508      18,431
                               ---------   ---------    ---------   ---------
                                 780,378     565,276    1,926,225   1,664,452
                               ---------   ---------    ---------   ---------
OPERATING INCOME                 299,821     449,862    1,162,849     918,126
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                 33,580      12,656       49,513      21,536
  Gain on sale of fixed assets        --     291,868           --     291,868
  Loss on disposal of assets          --      (2,055)          --      (8,547)
  Termination costs                   --    (424,000)          --    (424,000)
  Other income                     3,600       3,600       12,619      15,972
  Interest expense                (4,648)      ( 280)      (6,771)      ( 983)
                               ---------   ---------    ---------   ---------
                                  32,532    (118,211)      55,361    (104,154)
                               ---------   ---------    ---------   ---------
INCOME BEFORE
 INCOME TAX PROVISION            332,353     331,651    1,218,210     813,972
   Income tax provision               --      38,200      236,025      39,325
                               ---------   ---------    ---------   ---------
NET INCOME                     $ 332,353   $ 293,451   $  982,185   $ 774,467
                               =========   =========    =========   =========
BASIC INCOME PER COMMON SHARE      $0.09       $0.12        $0.26       $0.31
                               =========   =========    =========   =========
DILUTED INCOME PER
  COMMON SHARE                     $0.09       $0.12        $0.26       $0.31
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    3,741,721   2,494,430    3,741,721   2,494,430
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.

       5                   PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                       Nine months ended
                                                         September 30,
                                                  ---------------------------
                                                      2006           2005
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $  982,185      $ 774,647
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  211,250        176,229
      Accretion expense                                 15,339         14,429
      Costs incurred for asset
        retirement obligations                          (2,722)       (10,635)
      Loss on disposal of fixed assets                      --          8,547
      Gain on sale of fixed assets                          --       (291,868)
      Accrued termination costs                             --        141,333
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                         (107,174)      (257,405)
    (Increase) Decrease in
      crude oil inventories                            (13,654)           170
    Decrease in prepaid expenses                        50,983         79,809
    Increase (decrease) in accounts
      payable and accrued liabilities                  (96,451)       159,523
                                                     ---------       --------
Net cash provided by operating activities            1,039,756        794,779
                                                     ---------       --------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                       Nine months ended
                                                         September 30,
                                                  ---------------------------
                                                       2006           2005
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Redemption of certificate of deposit             $   100,000     $       --
  Purchase of short-term investments                  (100,000)      (500,000)
  Proceeds from sale of fixed assets                        --        333,143
  Increase in deposits                                  (1,380)            --
  Capital expenditures                              (1,838,789)      (393,945)
                                                     ---------       --------
 Net cash used in investing activities              (1,840,169)      (560,802)
                                                     ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit                        452,000             --
   Principal payments on line of credit               (452,000)            --
   Proceed from issuance of long-term debt              32,393             --
   Loans to employees                                  ( 3,300)            --
   Principal payments on loans to employees              9,619          7,191
   Principal payments on long-term debt               ( 42,580)      ( 38,039)
                                                      --------       --------
 Net cash (used in) financing activities              (  3,868)      ( 30,848)
                                                      --------       --------

Net (decrease) increase in cash                       (804,281)       203,129

Cash at beginning of period                          1,300,475        816,216
                                                     ---------      ---------
Cash at end of period                               $  496,194     $1,019,345
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the nine months for interest       $  6,771        $  983
                                                      ========       ========
  Cash paid during the nine months for income taxes   $268,955        $1,125
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.




       7                      PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2006 and the results of its operations and its cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.


(2)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 2006 and 2005.


(3)  COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment agreement with the President of the Company, John H. Alexander. In the event that Mr. Alexander is dismissed, the Company would incur approximately $600,000 in costs.


(4) INCOME TAX PROVISION

The Company's income tax provision consists mainly of the current tax provision for Federal and California income taxes.

(5) CHANGE IN ACCOUNTING PRINCIPLE

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

A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                          9 Months       12 Months
                                            Ended          Ended
                                           9/30/06        12/31/05
                                          ---------      ----------
     Beginning Balance                     $955,169      $ 946,566
        Incurred during the period           (2,722)      ( 10,635)
        Additions for new wells               9,926             --
        Accretion expense                    15,012         19,238
        Revisions in estimates                   --             --
                                            -------       --------
     Ending Balance                        $977,385      $ 955,169
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

                                                         Common Stock
                                                           ---------
     Shares outstanding at December 31, 2005               2,494,430
     Shares issued 3 for 2 stock split May 1, 2006         1,247,291
                                                           ---------
     Shares outstanding at September 30, 2006              3,741,721
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

PAGE <10>

(10)  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No.140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position. Management does not expect adoption of SFAS No. 156 to have a material impact on the Company's financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS
157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 157 will have a material impact on the Company's financial position or results of operations.

EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). In June 2006, the EITF reached a consensus on EITF 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue's scope, the consensus requires that entities present such taxes on either a gross (i.e. included in revenues and costs) or net (i.e. exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for The Company beginning January 1, 2007. The Company does not anticipate the adoption of EITF Issue No. 06-3 will have any material impact on its consolidated results of operations.

Item 2. Management's Discussion and Analysis or Plan of Operation


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the third quarter of 2006 increased by approximately $5.60 when compared with the same period for 2005. Average crude oil prices for the first nine months of 2006 increased by approximately $14.00 per equivalent barrel when compared with the same period for 2005. At the end of the third quarter of 2006, crude oil prices had increased by approximately $2.25 per barrel when compared with crude oil prices at December 31, 2005.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments decreased by $804,281 for the nine months ended September 30, 2006. During this period, operating activities provided cash of $1,039,756. This was offset by capital expenditures of $1,838,789, purchase of short-term investments of $100,000 and principal payments on long-term debt totaling $42,580 during the first nine months of 2006. Additional funds were provided by the redemption of a certificate of deposit in the amount of $100,000 and proceeds from the issuance of long term debt in the amount of $32,393. See the Statements of Cash Flows for additional detailed information.


                          FORWARD LOOKING INFORMATION

Crude oil prices have decreased by approximately $3.40 per barrel as of November 10, 2006, when compared to prices at September 30, 2006.

The Company's 2006 plans for drilling several new wells and re-drilling existing wells is waiting on a contract drilling rig. The Company is dependant upon drilling contractors and drilling rig availability when it comes to new wells or re-drills. The Company does not own or operate a drilling rig.

During the third quarter the Company focused on production activities, property and equipment maintenance and ongoing environmental operations. Maintenance activities included substantial work and repairs to certain existing field facilities (tanks and gathering systems) and several pieces of major equipment. One well servicing rig and pump unit were overhauled.

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

       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2006
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2005

REVENUES

Oil and gas revenues increased by 6.4% for the three months ended September 30, 2006 when compared with the same period for 2005. Oil and gas revenues increased by 9.7% due to higher average crude oil prices for the third quarter of 2006. The average price of the Company's oil and gas for the third quarter of 2006 increased by approximately $5.60 per equivalent barrel when compared to the same period of 2005. Revenues decreased by 3.3% due to lower crude oil production/shipments. The Company's net revenue share of crude oil production/sales decreased by approximately 600 barrels for the third quarter of 2006. The decrease in sales volumes is due to a temporary decline in production on two leases offset by an increase in production on the Anderson and the Santa Fe leases due to the drilling and completion of two new wells that was put on production in 2006.


OPERATING EXPENSES

Operating expenses increased by approximately 25% for the third quarter of 2006. The cost to produce an equivalent barrel of crude oil increased by approximately $5.60 for the third quarter of 2006, for a total cost of approximately $24.75 per equivalent barrel, when compared with the same period for 2005. The increase in operating expenses is due to an increase of 13% in labor costs, an increase of 8% in equipment rental and a 3% increase in gas engine repairs and maintenance.

Labor costs increased due to an increase in hourly labor rates and a bonus payment that was awarded to all employees. The increase in labor costs was necessary to ensure that the Company remained competitive with the local labor market. In addition, the Company hired an additional field level employee in March of 2006. Equipment rental increased due to rental of equipment for the Anderson #6 well. The Company rented a temporary crude oil storage tank, blowout prevention equipment and gas flare for this well. This accounted for almost all of the increase in equipment rental.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 57% for the quarter ended September 30, 2006. The increase in general and administrative expenses is due primarily to a 39% increase in salaries. The increase in salaries is due primarily to bonuses that were paid during the third quarter of 2006 and salary increases that were effective July 1, 2006. Audit fees increased by 13% due to the additional reporting requirements.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 28% for the third quarter of 2006, when compared with the same period for 2005. The increase is due primarily to a 26% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in depletion on two of the Company's oil and gas properties, the Santa Fe Energy and Anderson leases. The increase on these two properties is due primarily to higher crude oil production due to the completion of two new wells in the second quarter of 2006 and a new well in the third quarter of 2006.


OTHER COSTS AND EXPENSES

Other costs and expenses increased by approximately $25,000. The increase is due to the costs associated with the listing of the Company's common stock on the American Stock Exchange (AMEX) that was effective August 21, 2006.


INTEREST INCOME

Interest income increased by approximately $21,000 due to higher interest rates for the third quarter of 2006.


GAIN ON SALE OF FIXED ASSETS

The Company recognized a gain on the sale of fixed assets during the third quarter of 2005 in the amount of approximately $292,000 with the sale of a well servicing hoist.


TERMINATION COSTS

Reflects the costs of the termination agreement (the Agreement) that was entered into between the Company and Benny Hathaway, Vice President of the Company. The Agreement is effective September 30, 2005, and replaced the Employment Agreement that had been in effect since February 21, 2002. Mr. Benny Hathaway submitted his voluntary resignation which was effective November 11, 2005. The Agreement provides for a termination payment of $400,000, which may be paid in three equal annual installments of $133,334, beginning in December 2005. Under the terms of the Agreement, the Company will continue to provide health insurance until the agreed upon termination payments have been paid, approximately two years.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current estimated taxes for Federal and California state income taxes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005


REVENUES

Oil and gas revenues increased by approximately 20% for the nine months ended September 30, 2006 when compared with the same period for 2005. Oil and gas revenues increased by 28% due to higher average crude oil prices for the first nine months of 2006. The average price of the Company's oil and gas for the first nine months of 2006 increased by approximately $14.00 per equivalent barrel when compared with the same period for 2005. Revenues decreased by 8% due to lower crude oil production/shipments. The Company's net revenue share of crude oil production/sales volumes decreased by approximately 4,500 barrels for the nine months ended September 30, 2006. The decrease in sales volumes is due to a temporary decline in production on three leases offset by an increase in production on the Anderson and the Santa Fe leases due to the drilling and completion of two new wells that was put on production in 2006.


OPERATING EXPENSES

Operating expenses increased by approximately 6% for the nine months ended September 30, 2006, when compared with the same period for 2005. The cost to produce an equivalent barrel of crude oil increased by approximately $2.80 per barrel for the nine months ended September 30, 2006, for a total cost of approximately $21.75 per equivalent barrel, when compared with the same period for 2005. The increase in operating expenses is due to an increase of 6% in labor costs, an increase of 3% in equipment rental, an increase of 2% in insurance expense and a 2% increase in gas engine repairs and maintenance. This was offset by a decrease of 6% in outside services and a 2% decrease in waste water disposal.

Labor costs increased due to an increase in hourly labor rates and a bonus payment that was awarded to all employees. The increase in labor costs was necessary to ensure that the Company remained competitive with the local labor market. In addition, the Company hired an additional field level employee in March of 2006. Equipment rental increased due to rental of equipment for the Anderson #6 well. The Company rented a temporary crude oil storage tank, blowout prevention equipment and gas flare for this well. This accounted for almost all of the increase in equipment rental. The reduction in the cost of outside services is due to lower expenditures for well work-overs. Fewer work-overs were done in the first nine months of 2006 versus the same period for 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 33% for the nine months ended September 30, 2006. The increase in general and administrative expenses is due primarily to a 16% increase in salaries. The increase in salaries is due primarily to bonuses that were paid during the third quarter of 2006 and salary increases that were effective July 1, 2006. Audit fees increased by 6% due to the additional costs of complying with Sarbanes-Oxley legislation. Outside consulting fees of increased by 8% due to the hiring of a petroleum engineer on a part-time basis.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 20% for the nine months ended September 30, 2006, when compared with the same period for 2005. The increase is due primarily to a 20% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in depletion on two of the Company's oil and gas properties, the Santa Fe Energy and Anderson leases. The increase on these two properties is due primarily to higher crude oil production due to the completion of two new wells in the second quarter of 2006 and a new well in the third quarter of 2006.


OTHER COSTS AND EXPENSES

Other costs and expenses increased by approximately $36,000. The increase is due primarily to the costs associated with the listing of the Company's common stock on the American Stock Exchange (AMEX) that was effective August 21, 2006.


INTEREST INCOME

Interest income increased by approximately $28,000 due to higher interest rates for the first nine months of 2006.


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

        b. The following Form 8-K's were filed during the three months ended September 30, 2006.

              August 15, 2006 Press Release - Pyramid Oil Company Announces its Move to the American Stock Exchange and Second Quarter Results

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 13, 2006
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: November 13, 2006
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

PAGE <20>

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


   Dated: November 13, 2006



                                      By:    JOHN H. ALEXANDER
                                          -----------------------
                                             John H. Alexander
                                          Chief Executive Officer

PAGE <22>

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

PAGE <23>

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Dated: November 13, 2006



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer