Form 10QSB/A
period 2006-03-31
PYRAMID OIL CO
filed 2007-01-23
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM  10-QSB/A

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
                (Class)                      (Outstanding at March 31, 2006)

                             EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-QSB/A (Amendment No. 1) to:

     incorporate required disclosures related to effectiveness of internal control under Security Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e).

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-QSB have been amended, and such items remain in effect as of the filing date of the original Form 10-QSB. Additionally, this Amendment No. 1 to Quarterly Report on Form 10-QSB/A does not purport to provide an update or a discussion of any other developments subsequent to the original Form 10-QSB.

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



Item 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: January 23, 2007                      JOHN H. ALEXANDER
                                           ---------------------
                                             John H. Alexander
                                                 President


Dated: January 23, 2007                     LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

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


   Dated: January 23, 2007



                                      By:    JOHN H. ALEXANDER
                                          -----------------------
                                             John H. Alexander
                                          Chief Executive Officer

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


  Dated: January 23, 2007



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer