Form 10QSB/A
period 2006-06-30
PYRAMID OIL CO
filed 2007-01-23
CIK 81318

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

                           PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                               PYRAMID OIL COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                               June 30,     December 31,
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
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.





       8                      PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2006
                                  (UNAUDITED)


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











PAGE <10>

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

There was no change in our internal control over financial reporting that occurred during the quarter and six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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