Form 10QSB/A
period 2006-09-30
PYRAMID OIL CO
filed 2007-01-23
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM  10-QSB/A


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

     incorporate required disclosures related to effectiveness of internal control under Security Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e),

     present termination costs and gain on sales of fixed assets within the operating section of the statements of operations,

     Change the title of note five from, Changes in Accounting Principle, to Liability for Asset Retirement Obligation.

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































       3                PART I - FINANCIAL INFORMATION

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
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.



       5                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                                  2006        2005         2006        2005
                                           (Restated                (Restated
                                             Note 11)                 Note 11)
REVENUES
 Oil and gas sales            $1,080,199  $1,015,138   $3,089,074  $2,582,578
 Gain on sale of fixed assets         --     289,813           --     283,321
                               ---------   ---------    ---------   ---------
                               1,080,199   1,304,951    3,089,074   2,865,899
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             432,907     345,483    1,113,110   1,054,517
  General and administrative     209,457     133,549      471,763     353,775
  Termination costs                   --     424,000           --     424,000
  Taxes, other than income
    and payroll taxes             27,127      17,171       60,255      47,071
  Provision for depletion,
    depreciation and
    amortization                  75,087      58,582      211,250     176,229
  Accretion expense                5,331       4,809       15,339      14,429
  Other costs and expenses        30,469       5,682       54,508      18,431
                               ---------   ---------    ---------   ---------
                                 780,378     989,276    1,926,225   2,088,452
                               ---------   ---------    ---------   ---------
OPERATING INCOME                 299,821     315,675    1,162,849     777,447
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                 33,580      12,656       49,513      21,536
  Other income                     3,600       3,600       12,619      15,972
  Interest expense                (4,648)      ( 280)      (6,771)      ( 983)
                               ---------   ---------    ---------   ---------
                                  32,532      15,976       55,361      36,525
                               ---------   ---------    ---------   ---------
INCOME BEFORE TAX PROVISION      332,353     331,651    1,218,210     813,972
   Income tax provision               --      38,200      236,025      39,325
                               ---------   ---------    ---------   ---------
NET INCOME                     $ 332,353   $ 293,451   $  982,185   $ 774,647
                               =========   =========    =========   =========
BASIC INCOME PER COMMON SHARE      $0.09       $0.12        $0.26       $0.31
                               =========   =========    =========   =========
DILUTED INCOME PER COMMON SHARE    $0.09       $0.12        $0.26       $0.31
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    3,741,721   2,494,430    3,741,721   2,494,430
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.

       6                   PYRAMID OIL COMPANY
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
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.




       8                      PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)


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

(5) LIABILITY FOR ASSET RETIREMENT OBLIGATION

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

PAGE <11>

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

(11) PRIOR PERIOD RESTATEMENTS

The Statement of Operations has been restated by presenting gain on sales of fixed assets and termination costs within the operating section.

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

There was no change in our internal control over financial reporting that occurred during the quarter and nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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

PAGE <21>

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

PAGE <23>

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

PAGE <24>

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