Form 10KSB/A
period 2004-12-31
PYRAMID OIL CO
filed 2007-01-24
CIK 81318

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB/A

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

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes    No  X




                             EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A (Amendment No. 1) to:

     present termination costs and gain on sales of fixed assets within the operating section of the statements of operations,

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-KSB have been amended, and such items remain in effect as of the filing date of the original Form 10-KSB. Additionally, this Amendment No. 1 to Annual Report on Form 10-KSB/A does not purport to provide an update or a discussion of any other developments subsequent to the original Form 10-KSB.

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


(b)  OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by SI International, Inc., independent petroleum engineers, and are as follows:

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

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2004      2003      2002       2001      2000
                       ----      ----      ----       ----      ----
Crude oil (Bbls)      72,000    74,000    66,000     77,000     71,000

Natural gas (MCF)      8,300     7,500    11,000      9,000      9,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2004       2003      2002      2001       2000
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $36.24     $27.60    $22.86    $21.02     $26.16
                       =====      =====     =====     =====      =====
  Natural gas         $ 5.89     $ 5.77    $ 3.08    $ 4.80     $ 3.14
                       =====      =====     =====     =====      =====

Production costs      $18.20     $15.80    $15.30    $13.30     $13.60
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


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $816,216 at December 31, 2004 for an increase of $209,417 when compared to December 31, 2003. Operating activities in 2004 generated cash of $923,598. During 2004, cash was consumed by capital spending of $732,739, a cash deposit with the state of California Division of Oil and Gas in the amount of $250,000 and principal payments on the Company's long-term debt totaling $48,434. This was offset by proceeds from the sale of property and equipment in the amount of $281,500 and the issuance of long-term debt of $59,849. The components of the changes in cash for 2004 are described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. During 2004, the Company had short-term investments of $850,000 which provided additional liquidity. Short-term investments consist of certificates of deposit having original maturities of three months or more. A $200,000 line of credit, unused at December 31, 2004, also provided additional liquidity during 2004.

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

     As of December 31, 2004, the amount of cash, cash equivalents, and other current assets was equal to $2,165,000 in the aggregate. This amount is equal to approximately all of the operating expenses that the Company incurred during the entire fiscal year ended December 31, 2004.

     As of December 31, 2004, the Company had approximately $2,165,000 in current assets, and only $543,000 of current liabilities.

     As of December 31, 2004, the Company had only $64,000 of long-term indebtedness (net of current maturities).

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

As discussed in Note 10 to the financial statements, the Company restated its statements of operations.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 24, 2005, except for Note 10 as to which the date is January 22, 2007

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




       27                    PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                          2004          2003          2002
                                       (Restated                   (Restated
                                         Note 10)                    Note 10)
REVENUES:
  Oil and gas sales                   $ 2,674,902   $ 2,070,414   $ 1,616,041
  Gain on sale of fixed assets            252,421            --           300
                                       ----------    ----------    ----------
                                        2,927,323     2,070,414     1,616,341
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,337,542     1,186,632     1,046,690
  Exploration costs                       201,388            --         7,007
  General and administrative              381,872       346,568       403,603
  Termination costs                       170,054            --            --
  Taxes, other than income and
    payroll taxes                          54,064        53,521        55,531
  Provision for depletion,
    depreciation, amortization
    and valuation allowances              214,673       168,268       172,390
  Accretion expense                        18,221        54,262            --
  Loss on disposal of assets                   --            --        10,100
  Other costs and expenses                 19,350        18,663        16,488
                                        ---------     ---------    ----------
                                        2,397,164     1,827,914     1,711,809
                                        ---------     ---------    ----------
OPERATING INCOME (LOSS)                   530,159       242,500   (    95,468)
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          16,551        20,246        36,935
  Other income                             67,251        14,400        31,912
  Interest expense                     (      934)   (    2,095)   (    5,566)
                                       ----------     ---------     ---------
                                           82,868        32,551        63,281
                                       ----------     ---------     ---------
INCOME (LOSS) BEFORE
 INCOME TAX PROVISION                     613,027       275,051    (   32,187)
  Income tax provision                      1,125         1,125         1,125
                                       ----------     ---------     ---------
NET INCOME (LOSS) BEFORE
 CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE                  611,902       273,926    (   33,312)
  Cumulative effect on prior years
   of change in method of accounting
   for asset retirement obligation            --     (  810,115)           --
                                       ----------     ---------     ---------
NET INCOME (LOSS)                     $   611,902   $(  536,189)  $(   33,312)
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

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                              Year ended December 31,
                                       --------------------------------------
                                          2004          2003          2002
                                       ----------    ----------    ----------
EARNINGS PER COMMON SHARE

  Basic:
   Income (loss) before
    cumulative effect of change
    in accounting principle           $       .25   $       .11   $      (.01)
   Cumulative effect on prior
    Years of change in method of
    Accounting for asset
    Retirement obligation                      --          (.32)           --
                                       ----------     ---------     ---------
   BASIC INCOME (LOSS)                $       .25   $      (.21)  $      (.01)
                                       ==========     =========     =========
 Diluted:
  Income (loss) before
    cumulative effect of change
    in accounting principle           $       .25   $       .11   $      (.01)
   Cumulative effect on prior
    Years of change in method of
    Accounting for asset
    Retirement obligation                      --          (.32)           --
                                       ----------     ---------     ---------
   DILUTED INCOME (LOSS)              $       .25   $      (.21)  $      (.01)
                                       ==========     =========     =========
Weighted average number of
  common shares outstanding             2,494,430     2,494,430     2,494,430
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

                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                          --------------------------------
                                             2004       2003        2002
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                       $ 611,902  $(536,189)   $( 33,312)
  Adjustments to reconcile net income
    (loss) to net cash provided
    by operating activities:
      Cumulative effect on prior years of
        change in method of accounting
        for asset retirement obligation          --    810,115           --
      Provision for depletion,
        depreciation, amortization
        and valuation allowances            214,673    168,268      172,390
      Accretion expense                      18,221     54,262           --
      Decrease in asset
        retirement obligation               ( 1,961)   ( 3,973)          --
      Exploration costs                     201,388         --        7,007
      Gain on sale of
        property and equipment             (252,421)        --      (   300)
      Loss on disposal of fixed assets           --      7,000       10,100
  Changes in operating assets
    and liabilities:
      (Increase) in trade accounts
        and interest receivable             ( 6,559)   (24,424)     (94,985)
      (Increase) decrease in crude
        oil inventories                     (17,922)     1,736      ( 2,598)
      (Increase) decrease in
        prepaid expenses                      4,247    (11,087)     ( 9,734)
      Increase in accounts payable
        and accrued liabilities             152,030     64,265       12,917
                                            -------    -------      -------
  Net cash provided by
    operating activities                    923,598    529,973       61,485
                                            -------    -------      -------

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

       44                        PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2004

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
                                                         =======

(10) RESTATEMENTS

The Statements of Operations has been restated by presenting gain on sales of fixed assets, termination costs and loss on disposal of assets within the operating section.

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
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2004


The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2004, 2003 and 2002 were as follows:

                                         2004          2003          2002
                                      ----------    ----------    ----------
Extensions                           $   490,000   $        --   $        --
Revisions of previous estimates
 Price changes                           654,000       952,000     1,588,000
 Quantity estimate                      ( 82,000)      690,000     2,494,000
Change in production rates,
  timing and Other                       381,000      (208,000)     (611,000)
Development costs incurred               418,000       255,000            --
Changes in estimated future
  development costs                     (348,000)     (255,000)           --
Changes in estimated future
  abandonment costs                     (730,000)     (736,000)           --
Sales of oil and gas, net of
  production costs                    (1,292,000)     (839,000)     (521,000)
Accretion of discount                    535,000       433,000       125,000
                                      ----------    ----------    ----------
                                          26,000       292,000     3,075,000
Net change in income taxes                    --            --            --
                                      ----------    ----------    ----------
Net increase                         $    26,000   $   292,000   $ 3,075,000
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

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS

                                       2004          2003
                                    ----------    ----------
    REVENUES:

      Quarter Ended:
          March 31                  $   599,296   $   538,608
          June 30                       666,871       487,222
          September 30                  702,899       506,801
          December 31                   705,836       537,783
                                     ----------    ----------
                                    $ 2,674,902   $ 2,070,414
                                     ==========    ==========
    NET INCOME (LOSS):

      Quarter Ended:
          March 31                  $   281,358   $  (652,115) (a)
          June 30                       167,333        74,487
          September 30                  346,540       106,691
          December 31 (c)              (183,329)     ( 62,252) (b)
                                     ----------    ----------
                                    $   611,902   $  (536,189)
                                     ==========    ==========
    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:
          March 31                  $       .11   $      (.26) (a)
          June 30                           .07           .03
          September 30                      .14           .04
          December 31 (c)                  (.07)         (.02) (b)
                                     ----------    ----------
                                    $       .25   $      (.21)
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

                                            PYRAMID OIL COMPANY


January 24, 2007                         By:  JOHN H. ALEXANDER
                                           ----------------------
                                             John H. Alexander
                                             Director/President
                                          Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     JOHN H. ALEXANDER        Director/President           January 24, 2007
---------------------------     Chief Executive Officer
     John H. Alexander


     MICHAEL D. HERMAN        Director                     January 24, 2007
---------------------------     Chairman of the Board
     Michael D. Herman


      THOMAS W. LADD          Director                     January 24, 2007
---------------------------
      Thomas W. Ladd


      GARY L. RONNING         Director                     January 24, 2007
---------------------------
      Gary L. Ronning


       JOHN E.  TURCO         Director                     January 24, 2007
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/          January 24, 2007
---------------------------    Principal Accounting and
   Lee G. Christianson         Financial Officer