Form 10KSB/A
period 2005-12-31
PYRAMID OIL CO
filed 2007-01-24
CIK 81318

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

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $12,594,000 at December 31, 2005, $4,643,000 at December 31, 2004, $4,617,000 at December 31, 2003, $4,325,000
at December 31, 2002, and $1,250,000 at December 31, 2001.

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


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 31% for the year ended December 31, 2005, when compared with the same period for 2004. Audit fees increased by approximately 17% due to an increase in fees billed by
the Company's outside auditors, Singer, Lewak, Greembaum & Goldstein.   Legal
services increased by approximately 5% due primarily to activities related to the change in the control of the Company and additional compliance efforts in the area of corporate governance which are required by Sarbanes-Oxley. Consulting services increased by approximately 4% due to work done by an outside geologist and petroleum engineer who evaluated the Company's existing oil and gas properties for potential rework or re-drilling prospects.


TERMINATION COSTS

Termination costs of $424,000 for 2005, reflect the costs of the termination agreement between the Company and Benny Hathaway, Vice President of the Company. See Note 12 for additional information about the terms of the termination agreement. The termination costs for 2004, reflect the settlement of the employment contract with J. Ben Hathaway. Mr. Hathaway voluntarily resigned as President of Pyramid Oil Company and pursuant to the terms of his employment contract, he received a payment of approximately $170,000.


PROVISION FOR DEPLETION, DEPRECIATION, AMORTIZATION
 AND VALUATION ALLOWANCES

The provision for depletion, depreciation, amortization and valuation allowances increased by approximately 17% for the twelve months ended December 31, 2005, when compared with the same period for 2004. The increase is due primarily to an increase of 15% in depletion. The increase in depletion is due to an increase in the depletion rate due to an increase in the depletable

PAGE <19>

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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $21,699 at December 31, 2004. There were no material impairment reserves recorded in the years ended December 31, 2003 and 2005.


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

In May 2005, the FASB issued SFAS No. 154, ''Accounting Changes and Error Corrections''. FASB Statement of Accounting Standards (SFAS) 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Management does not expect adoption of SFAS No. 154 to have a material impact on the Company's financial statements.

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 ''Accounting for Certain Hybrid Financial Instruments''. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities'', requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155, SFAS 140, ''Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities'', permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

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

As discussed in Note 13 to the financial statements, the Company restated its statements of operations.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 10, 2006, except for Note 13 as to which the date is January 22, 2007

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


       28                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                       --------------------------------------
                                          2005          2004          2003
                                       ----------    ----------    ----------
                                       (Restated     (Restated
                                         Note 13)      Note 13)
REVENUES:
  Oil and gas sales                   $ 3,477,572   $ 2,674,902   $ 2,070,414
  Gain on sales of fixed assets           283,821       252,421            --
                                       ----------    ----------    ----------
                                        3,761,393     2,927,323     2,070,414
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,397,491     1,337,542     1,186,632
  Exploration costs                            --       201,388            --
  General and administrative              499,025       381,872       346,568
  Termination costs                       424,000       170,054            --
  Taxes, other than income and
    payroll taxes                          64,020        54,064        53,521
  Provision for depletion,
    depreciation, amortization
    and valuation allowances              251,083       214,673       168,268
  Accretion expense                        19,238        18,221        54,262
  Other costs and expenses                 19,670        19,350        18,663
                                        ---------     ---------    ----------
                                        2,674,527     2,397,164     1,827,914
                                        ---------     ---------    ----------
OPERATING INCOME                        1,086,866       530,159       242,500
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          38,237        16,551        20,246
  Other income                             20,077        67,251        14,400
  Interest expense                     (    1,409)   (      934)   (    2,095)
                                       ----------     ---------     ---------
                                           56,905        82,868        32,551
                                       ----------     ---------     ---------
INCOME BEFORE INCOME
 TAX PROVISION                          1,143,771       613,027       275,051
  Income tax provision                     55,175         1,125         1,125
                                       ----------     ---------     ---------
NET INCOME BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING PRINCIPLE    1,088,596       611,902       273,926
  Cumulative effect on prior years
   of change in method of accounting
   for asset retirement obligation            --             --    (  810,115)
                                       ----------     ---------     ---------
NET INCOME (LOSS)                     $ 1,088,596   $   611,902   $(  536,189)
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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2005

In May 2005, the FASB issued SFAS No. 154, ''Accounting Changes and Error Corrections''. FASB Statement of Accounting Standards (SFAS) 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Management does not expect adoption of SFAS No. 154 to have a material impact on the Company's financial statements.

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) ''155 Accounting for Certain Hybrid Financial Instruments''. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities'', requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155, SFAS 140, ''Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities'', permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

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
                                          ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2005          2004          2003
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     60,954   $    25,698   $    27,927
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    60,954        25,698        27,927
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   1,720,272     2,077,164     2,156,444
  Gross liabilities             (  159,351)   (   96,849)   (   86,164)
  Valuation allowance           (1,621,875)   (2,006,013)   (2,098,207)
                                ----------     ---------     ---------
                                (   60,954)   (   25,698)   (   27,927)
                                ----------     ---------     ---------
                               $        --   $        --   $        --
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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2005

The effect of these changes for the twelve months ending December 31, 2005 and 2004, resulted in a decrease in income from continuing operations of $25,120 and $23,957, respectively. The cumulative effect of these changes on years prior to January 1, 2003, approximately $810,115 ($0.23 per common share), has been charged to operations in 2003. The effect on net income of this change in accounting methods is as follows:

                                                    Amount         Per Share
                                                   --------        ---------
     Cumulative effect to January 1, 2003         $(810,115)         $(0.23)

     Effect on twelve months ended
       December 31, 2005                            (25,120)          (0.01)

     Effect on twelve months ended
       December 31, 2004                            (23,957)          (0.01)

     Effect on twelve months ended
       December 31, 2003                            (59,698)          (0.02)


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


(13) RESTATEMENTS

The Statement of Operations has been restated by presenting gain on sales of fixed assets and terminations costs within the operating section.

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


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2005


The results of operations for oil and gas producing activities for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                     2005          2004         2003
                                  ----------    ----------    ----------
Sales                            $ 3,478,000   $ 2,675,000   $ 2,071,000
Production costs                   1,454,000     1,383,000     1,232,000
Exploration costs                         --       202,000            --
Accretion expense                     19,000        18,000        54,000
Depletion, depreciation,
  amortization and
  valuation allowance                148,000       115,000        77,000
                                   ---------     ---------     ---------
                                   1,857,000       957,000       708,000
Income tax provision                  55,000         1,200         1,200
                                   ---------     ---------     ---------
Results of operations from
  production activities          $ 1,802,000   $   955,800   $   706,800
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


     JOHN H. ALEXANDER        Director/President            January 24, 2007
---------------------------     Chief Executive Officer
     John H. Alexander


     MICHAEL D. HERMAN        Director
---------------------------     Chairman of the Board       January 24, 2007
     Michael D. Herman


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