Form 10KSB
period 2006-12-31
PYRAMID OIL CO
filed 2007-03-30
CIK 81318

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2006

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

                               Common Stock
                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES [ X ]  NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  YES [   ]  NO [   ]

The issuer's revenues for the fiscal year ended December 31, 2006 were $3,957,588.

The aggregate market value on March 28, 2007, of the voting shares held by non-affiliates was approximately $5,368,000 based on the closing sales price of the registrant's Common Stock on such date.

At March 28, 2007, there were 3,741,721 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): YES [   ] NO [ X ]

                          PYRAMID OIL COMPANY
                    2006 FORM 10-KSB ANNUAL REPORT

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
              Control Persons; Compliance With Section
              16(a) of the Exchange Act .  . .  . .  . .         54

Item 10.    Executive Compensation .  . .  . .  . .  . .         54

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters  .  . .  . .  . .  . .         55

Item 12.    Certain Relationships and Related Transactions,
              And Director Independence                          55

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

OIL AND GAS PRODUCTION OPERATIONS

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. Eight of these properties were shut-in during 2006. All of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. During 2006, the Company operated 19 leases within California, 17 of these leases had total annual gross oil production exceeding 1,000 barrels per lease. Production activities primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 121 wells, and of these, approximately 61 were in operation during 2006. In December of 2005, the Company hired a petroleum engineer on a part-time basis to review all of the Company's oil and gas properties. One of the major objectives of this review is to identify the Company's current inactive wells that have the best potential to be returned to production under the current price levels. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.


MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 57.5% and 39%, respectively, of Pyramid's crude oil and gas sales in 2006. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. ConocoPhillips and Kern Oil have been customers of the Company for over ten years. Natural gas is sold to companies in the area of operations. The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year.

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


OTHER

The Company employed thirteen full-time people as of December 31, 2006, three of whom were office or administrative personnel, and the rest of whom were field personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union or labor contracts.

The Company had no material research and development costs for the three years ended December 31, 2006.

All of the Company's revenues during 2006 were derived from domestic sources.

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

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had no significant proved undeveloped properties at December 31, 2006, 2005 and 2004.


(b)  OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by SI International, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
     January 1, 2007               741,000              65,000
                2006               715,000              94,000
                2005               522,000              83,000
                2004               555,000              83,000
                2003               554,000             105,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2006.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $12,358,000 at December 31, 2006, $12,694,000 at December 31, 2005, $4,643,000 at December 31, 2004, $4,617,000
at December 31, 2003, and $4,325,000 at December 31, 2002.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2006      2005      2004       2003       2002
                       ----      ----      ----       ----       ----
Crude oil (Bbls)      66,000    71,000    72,000     74,000     66,000

Natural gas (MCF)      7,000     7,000     8,300      7,500     11,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2006       2005      2004      2003       2002
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $58.88     $47.96    $36.24    $27.60     $22.86
                       =====      =====     =====     =====      =====
  Natural gas         $ 7.28     $ 6.77    $ 5.89    $ 5.77     $ 3.08
                       =====      =====     =====     =====      =====

Production costs      $22.80     $19.30    $18.20    $15.80     $15.30
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 2006, was approximately $55.57 per barrel and the average selling price of Pyramid's gas at December 31, 2006, was approximately $ 8.45 per MCF.

As of December 31, 2006, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     145       129              21,387     5,844
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

The Company drilled four new wells in 2006, two on the Santa Fe lease, one on the Anderson lease and one joint-venture well. The Company participated with one other oil company as non-operator in the drilling of the joint venture well. The Company drilled two new wells in 2004, one on the Santa Fe lease and one joint-venture well. The Company participated with two other oil companies as operator in the drilling of the joint venture well. The Company also drilled a well in 2003 on the Anderson lease in the Carneros Creek Field. No wells were drilled in 2002 and 2005.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 2006, Pyramid held positions in unproven acreage in the following locations:

                                                       ACRES
                                                 ------------------
                                                  Gross        Net
                                                 ------      ------
New York
    Mount Morris and Livingston Counties         34,800       9,788
                                                 ======       =====

(c)  REAL PROPERTY OWNED

Pyramid owned the following real property as of December 31, 2006, all located in California.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.


                                  PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the OTC Bulletin Board under the symbol "PYOL" until August 21, 2006. Effective August 21, 2006, the Company's common stock began trading on the American Stock Exchange under the symbol "PDO". The following are high and low sales prices for each quarter of 2006 and 2005, and reflect inter-dealer prices without retail markup, markdown or commission.

                                        High         Low
                                        ----        -----
    Fiscal Quarter Ending 2006
         March 31,                   $ 3.6335      $2.8668
         June 30,                     10.5000       3.1335
         September 30,                 7.4900       4.2300
         December 31,                  4.7000       3.7000
    Fiscal Quarter Ending 2005
         March 31,                     6.0000       2.9000
         June 30,                      4.5000       2.1500
         September 30,                 5.7500       3.2500
         December 31,                  5.1000       3.9000

At December 31, 2006, the Company had 279 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

On March 28, 2006, the Company's Board of Directors approved a 3 for 2 stock split payable on May 1, 2006, to shareholders of record as of April 17, 2006.

The Company did not repurchase any securities during 2006.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


IMPACT OF CHANGING PRICES

Average prices increased by approximately $10.66 per equivalent crude oil and gas barrel sold during 2006 as compared with average prices for 2005. In 2006 there were 240 separate crude oil price changes, as compared with 228 price changes in 2005. The difference between the highest ($65.75) and lowest ($33.75) posted prices in 2006 was $32.00 per barrel. By comparison, this same differential in 2005 was $32.00 per barrel.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investments of $2,070,000 at December 31, 2006, for a net decrease of $672,000, when compared to December 31, 2005. Short-term investments consist of certificates of deposit having original maturities of three months or more. Operating activities generated cash of $1,206,000 during 2006. During 2006, cash was consumed by capital spending of $1,907,000 and principal payments on the Company's long-term debt totaling $59,000. This was offset by proceeds from the issuance of long-term debt of $32,000. The components of the changes in cash for 2006 are described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. A $500,000 line of credit, unused at December 31, 2006, also provided additional liquidity during 2006.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended December 31, 2007. In addition to its current assets, the Company also has a credit facility for $500,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

     As of December 31, 2006, the amount of cash, cash equivalents, and short term investments was equal to $2,070,000 in the aggregate.

     As of December 31, 2006, the Company had approximately $2,797,000 in current assets, and only $593,000 of current liabilities.

     As of December 31, 2006, the Company had only $11,000 of long-term indebtedness (net of current maturities).

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

The Company drilled four wells in the year ended December 31, 2006. The Company drilled two wells in the year ended December 31, 2004. The Company drilled one well in the year ended December 31, 2003. No wells were drilled in 2002 and 2005. Two of the wells drilled, one each in 2006 and 2004 were
exploratory wells.   The exploratory wells drilled in 2004 and 2006 were
abandoned due to non-economic production of crude oil.

The Company's crude oil reserves for the year ended December 31, 2006 increased due primarily to the drilling of four wells in 2006. The Company's crude oil reserves for the year ended December 31, 2005 increased due primarily to the recognition of proved developed non-producing and proved undeveloped reserves as a result of the review of the Company's geological data by independent petroleum engineers. The Company's crude oil reserves for the years ended December 31, 2004, 2003 and 2002, were stable. The Company was able to replace current production for 2004 and 2005, by drilling the wells in 2004 and 2003.

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


FORWARD-LOOKING INFORMATION

Looking forward into 2007, crude oil prices have increased by approximately $3.70 per barrel as of March 28, 2007, compared to prices at December 31, 2006. There have been 57 separate price changes since December 31, 2006.

In January 2007, the Company drilled and completed a new well on its Anderson property, located within the Carneros Creek Field. The well was bottomed and completed at 3,390 feet after penetrating four oil bearing formations. The lowest zone, the Point of Rocks formation, was stimulated by a sand-oil fracturing processes and after the recovery of all stimulating fluids, oil production has been approximately 37 barrels per day of clean 31 gravity oil. The well has three oil zones behind pipe.

The Company plans to drill one or more additional well in the Carneros Creek area later this year, when a drilling rig becomes available. In addition to new drilling, the Company plans to re-work and stimulate several existing wells, with expectations of increasing oil production.

In January 2007, the Company and E&B Natural Resources Management Corporation abandoned it's joint venture exploratory well, drilled in 2006. After extensive testing it was determined that the formation was proved to be too tight even after two stimulation procedures and oil production was un-economical.

The Company continues to seek and evaluate opportunities within the energy sector, to enhance the value of the Company.

The Company's growth in 2007 will be highly dependant on the amount of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to explorations and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2007, by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2006. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended December 31, 2006
  Compared to the Fiscal Year Ended December 31, 2005


REVENUES

Oil and gas sales increased by 14% for the year ended December 31, 2006, when compared with the same period for 2005. Oil and gas sales increased by 21% due to higher average prices for 2006. The average price of the Company's oil and gas increased by approximately $10.66 per equivalent barrel for 2006 when compared to 2005. This was offset by a decrease in crude oil production/sales of approximately 5,000 barrels.


OPERATING EXPENSES

Operating expenses increased by approximately 10% for the year ended December 31, 2006, when compared with the same period of 2005. The cost to produce an equivalent barrel of crude oil increased by approximately $3.50 per barrel for 2006 when compared to 2005, for a total cost of approximately $22.80 per equivalent barrel. The increase in operating expenses is due to an increase of 6% in labor costs, an increase of 2% in equipment rental and an increase of 2% in insurance expense. This was offset by a decrease of 4% in outside services. The remaining increase in operating expenses of 4%, is due to a number of offsetting positive and negative changes in various cost categories of less than 1% each.

Labor costs increased due to an increase in hourly labor rates and a bonus payment that was awarded to all employees. The increase in labor costs was necessary to ensure that the Company remained competitive with the local labor market. In addition, the Company hired an additional field level employee in March of 2006. Equipment rental increased due to rental of equipment for the Anderson #6 well. The Company rented a temporary crude oil storage tank, blowout prevention equipment and gas flare for this well. This accounted for almost all of the increase in equipment rental. Insurance costs increased due to higher premiums for liability insurance and health insurance. The reduction in the cost of outside services is due to lower expenditures for well work-overs. Fewer work-overs were done in the year ended December 31, 2006 versus the same period for 2005.


EXPLORATION COSTS

In 2005, the Company entered into a Joint Venture Agreement with E & B Natural Resources for the drilling of an exploratory well on the Company's Santa Fe energy lease, section 32. E & B Natural Resources was the operator during the drilling of this well. The new well was drilled in the first quarter of 2006. As of December 31, 2006, the Company's share of costs for leaseholds and the drilling and completion of this well was approximately $348,000. In November of 2006, a decision was made by the Company and its joint venture partners to abandon this well due to the fact that the well could not produce economic quantities of oil and gas. Therefore, the Company reclassified its share of costs for this well as exploration costs in the fourth quarter of 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 28% for the year ended December 31, 2006. The increase is due primarily to a 13% increase in salaries. The increase in salaries is due primarily to bonuses that were paid during the third quarter of 2006 and salary increases that were effective July 1, 2006. Outside consulting fees increased by 6% due to the hiring of a petroleum engineer on a part-time basis. Audit fees increased by 4% due to additional costs of complying with Sarbanes-Oxley legislation

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 29% for 2006, when compared with the same period for 2005. The increase is due primarily to a 23% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in depletion on two of the Company's oil and gas properties, the Santa Fe Energy and Anderson leases. The increase on these two properties is due primarily to higher crude oil production due to the completion of two new wells in the second quarter of 2006 and a new well in the third quarter of 2006.

OTHER COSTS AND EXPENSES

Other costs and expenses increased by approximately $67,000. The increase is due primarily to the costs associated with the listing of the Company's common stock on the American Stock Exchange (AMEX) that was effective August 21, 2006.

INTEREST INCOME

Interest income increased by approximately $30,000 due to higher interest rates for 2006, as compared with the same period of 2005.

OTHER INCOME

The increase in other income is due primarily to the sale of excess oil tools in the amount of $25,000.

INCOME TAX PROVISION

The Company's income tax provision consists of the current income tax for Federal and California Franchise tax, and the minimum corporate tax for New York.





PAGE <19>

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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $9,302 and $21,699 at December 31, 2006 and 2004, respectively. There were no material impairment reserves recorded in the year ended December 31, 2005.


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2006, 2005 and 2004 were $3.22, $1.99 and $1.50, respectively.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No.140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. Management does not believe the adoption of SFAS 156 will have a material impact on the Company's financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
(SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in calendar year 2008. The Company is currently in the process of evaluating the expected effect of SFAS 157 on its results of operations and financial position.

ITEM 7- FINANCIAL STATEMENTS

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2006

                                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM . . . . . .   25


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2006 and 2005 . . . . . . . . . .   26-27
    Statements of operations - years ended
      December 31, 2006, 2005 and 2004  . . . . . . . . . . . . . .   28
    Statements of shareholders' equity - years ended
      December 31, 2006, 2005 and 2004  . . . . . . . . . . . . . .   29
    Statements of cash flows - years
      ended December 31, 2006, 2005 and 2004  . . . . . . . . . . .   30-31
    Notes to financial statements . . . . . . . . . . . . . . . . .   32

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Shareholders of
Pyramid Oil Company
Bakersfield, California


We have audited the balance sheets of Pyramid Oil Company (the Company) as of December 31, 2006 and 2005, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 26, 2007

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                                         December 31,
                                                  --------------------------
                                                     2006            2005
                                                  ----------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $   619,001       $ 1,332,834
   Short-term investments                         1,450,910         1,409,358
   Trade accounts receivable
     (net of reserve for doubtful accounts
     of $4,000 in 2006 and 2005)                    324,495           327,173
   Employee loan receivable                              --             8,015
   Crude oil inventory                               56,539            58,962
   Prepaid expenses                                 152,899           120,367
   Income taxes receivable                          193,130                --
                                                  ---------        ----------
         Total current assets                     2,796,974         3,256,709
                                                  ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and equipment
     (successful efforts method)                 12,891,756        11,505,375
   Capitalized asset retirement costs               304,199           294,600
   Drilling and operating equipment               2,008,397         1,945,882
   Land, buildings and improvements                 978,702           976,965
   Automotive, office and
     other property and equipment                 1,068,670           961,902
                                                 ----------        ----------
                                                 17,251,724        15,684,724
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances                   (13,620,171)      (13,307,424)
                                                 ----------        ----------
                                                  3,631,553         2,377,300
                                                 ----------        ----------
OTHER ASSETS
   Deposits                                         250,000           250,000
   Other assets                                       7,380            13,178
   Assets held for resale
     (net of accumulated depreciation
     of $382,346 in 2006 and 2005)                    9,633             9,633
                                                 ----------        ----------
                                                $ 6,695,540       $ 5,906,820
                                                 ==========        ==========
The accompanying notes are an integral part of these balance sheets.

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,
                                              ----------------------------
                                                  2006              2005
                                              ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                         $    69,060        $    83,749
   Accrued professional fees                     50,114             51,741
   Accrued taxes, other than
     income taxes                                45,570             29,151
   Accrued payroll and related costs             60,374             51,039
   Accrued royalties payable                    136,826            115,762
   Accrued insurance                             62,857             54,826
   Accrued income taxes                              --             54,050
   Accrued termination costs                    142,157            146,047
   Current maturities of long-term debt          25,965             37,073
                                              ---------         ----------
      Total current liabilities                 592,923            623,438
                                              ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                      11,334             26,858
                                              ---------         ----------
LIABILITY FOR TERMINATION COSTS                      --            141,333
                                              ---------         ----------
LIABILITY FOR ASSET RETIREMENT OBLIGATIONS      982,389            955,169
                                              ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value (Note 12)
     Authorized - 10,000,000 shares
     Issued and outstanding - none                   --                 --
   Common stock, no par value (Note 11 & 12)
     Authorized - 50,000,000 shares
     Issued and outstanding -
       3,741,721 shares                       1,071,610          1,071,610
   Retained earnings                          4,037,284          3,088,412
                                             ----------         ----------
                                              5,108,894          4,160,022
                                             ----------         ----------
                                            $ 6,695,540        $ 5,906,820
                                             ==========         ==========

The accompanying notes are an integral part of these balance sheets.

       28                    PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                       --------------------------------------
                                          2006          2005          2004
                                       ----------    ----------    ----------
REVENUES:
  Oil and gas sales                   $ 3,957,588   $ 3,477,572   $ 2,674,902
  Gain on sales of fixed assets                --       283,821       252,421
                                       ----------    ----------    ----------
                                        3,957,588     3,761,393     2,927,323
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,538,227     1,397,491     1,337,542
  Exploration costs                       348,132            --       201,388
  General and administrative              637,120       499,025       381,872
  Termination costs                            --       424,000       170,054
  Taxes, other than income and
    payroll taxes                          81,712        64,020        54,064
  Provision for depletion,
    depreciation, amortization
    and valuation allowances              322,909       251,083       214,673
  Accretion expense                        20,343        19,238        18,221
  Other costs and expenses                 86,450        19,670        19,350
                                        ---------     ---------    ----------
                                        3,034,893     2,674,527     2,397,164
                                        ---------     ---------    ----------
OPERATING INCOME                          922,695     1,086,866       530,159
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          67,988        38,237        16,551
  Other income                             41,219        20,077        67,251
  Interest expense                     (    7,205)   (    1,409)   (      934)
                                       ----------     ---------     ---------
                                          102,002        56,905        82,868
                                       ----------     ---------     ---------
INCOME BEFORE INCOME
 TAX PROVISION                          1,024,697     1,143,771       613,027
  Income tax provision                     75,825        55,175         1,125
                                       ----------     ---------     ---------
NET INCOME                            $   948,872   $ 1,088,596   $   611,902
                                       ==========     =========     =========
BASIC INCOME PER COMMON SHARE         $      0.25   $      0.29   $      0.16
                                       ==========     =========     =========
DILUTED INCOME PER COMMON SHARE       $      0.25   $      0.29   $      0.16
                                       ==========     =========     =========
Weighted average number of
 common shares outstanding              3,741,721     3,741,721     3,741,721
                                       ==========     =========     =========
The accompanying notes are an integral part of these statements.

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY





                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 2003      2,494,430       $1,071,610     $1,387,914

  Net income                            --               --        611,902
                                 ---------        ---------      ---------
Balances, December 31, 2004      2,494,430        1,071,610      1,999,816

  Net income                            --               --      1,088,596
                                 ---------        ---------      ---------
Balances, December 31, 2005      2,494,430        1,071,610      3,088,412

  3 for 2 stock split            1,247,291
  Net income                            --               --        948,872
                                 ---------        ---------      ---------
Balances, December 31, 2006      3,741,721       $1,071,610     $4,037,284
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.

                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                          --------------------------------
                                             2006       2005        2004
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                             $  948,872  $1,088,596   $  611,902
  Adjustments to reconcile net income
     to net cash provided
    by operating activities:
      Provision for depletion,
        depreciation, amortization
        and valuation allowances            322,909     251,083      214,673
      Accretion expense                      20,343      19,238       18,221
      Costs incurred for asset
        retirement obligations              ( 2,722)    (10,635)     ( 1,961)
      Exploration costs                     339,459          --      201,388
      Gain on sale of
        property and equipment                   --    (291,868)    (252,421)
      Loss on disposal of fixed assets           --       8,047           --
      Accrued termination costs            (141,333)    141,333           --
  Changes in operating assets
    and liabilities:
      (Increase) in trade accounts
        and interest receivable            (232,004)   ( 99,082)     ( 6,559)
      Decrease (increase) in crude
        oil inventories                       2,423       7,377      (17,922)
      (Increase) decrease in
        prepaid expenses                    (32,532)    (10,203)       4,247
      (Decrease) increase in accounts
        Payable and accrued liabilities     (19,407)    120,291      152,030
                                          ---------   ---------      -------
  Net cash provided by
    operating activities                  1,206,008   1,224,177      923,598
                                          ---------   ---------      -------

      The accompanying notes are an integral part of these statements.

                                PYRAMID OIL COMPANY
                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                 Year ended December 31,
                                              ------------------------------
                                                 2006      2005        2004
                                               -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                     $(1,907,023) $(493,585)  $(732,739)
  Cash deposit with the state of
    California Division of Oil and Gas              --         --    (250,000)
  Purchase of short-term investments          (100,000)  (500,000)         --
  Redemption of certificate of deposit         100,000         --          --
  Other cash deposits                         (  1,380)  (  6,000)         --
  Proceeds from sale of
    property and equipment                          --    333,643     281,500
                                             ---------    -------     -------
  Net cash used in investing activities     (1,908,403)  (665,942)   (701,239)
                                             ---------    -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from line of credit                 452,000         --     100,000
  Payments on line of credit                  (452,000)        --    (100,000)
  Principal payments on long-term debt        ( 59,025)  ( 50,781)   ( 48,434)
  Proceeds from issuance of long-term debt      32,393         --      59,849
  Principal payments from loans to employees    18,494      9,164          --
  Loans to employees                          (  3,300)        --    ( 24,357)
                                               -------    -------     -------
Net cash used in financing activities         ( 11,438)  ( 41,617)   ( 12,942)
                                               -------    -------     -------
Net (decrease) increase in cash
  and cash equivalents                        (713,833)   516,618     209,417

Cash and cash equivalents
  at beginning of year                       1,332,834    816,216     606,799
                                             ---------  ---------     -------
Cash and cash equivalents at end of year    $  619,001 $1,332,834   $ 816,216
                                             =========  =========     =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                               $   7,205  $   1,409   $     934
                                               =======    =======     =======
Cash paid during the year
  for income taxes                           $ 268,955  $   1,125   $   1,125
                                               =======    =======     =======
The accompanying notes are an integral part of these statements.

                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2006

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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $9,302 and $21,699 at December 31, 2006 and 2004, respectively. There were no material impairment reserves recorded during the year ended December 31, 2005. The accumulated impairment reserve was $1,244,970 and $1,235,668 at December 31, 2006 and 2005, respectively.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2006


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2006, 2005 and 2004 were $3.22, $1.99 and $1.50, respectively.

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2006


assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.


CONCENTRATION OF CREDIT RISK

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 57.5%, and 39.3%, respectively, of Pyramid's crude oil and gas sales in 2006. While revenue from these customers is significant, and the loss of any one could have a short-term adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 65.5% and 34% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2006. Trade receivables were approximately 59% and 38% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2005.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No.140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. Management does not believe the adoption of SFAS 156 will have a material impact on the Company's financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
(SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2006

fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in calendar year 2008. The Company is currently in the process of evaluating the expected effect of SFAS 157 on its results of operations and financial position.


RECLASSIFICATIONS

Reclassifications have been made to the financial statements for 2005 to conform to the 2006 presentation.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

2.  LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt at December 31, 2006 and 2005, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       2006         2005
                                                    ---------    ---------
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,114
    principal only, zero interest charges,
    final payment in 2006.                           $     --     $ 11,143

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $632
    principal only, zero interest charges,
    final payment in 2007.                              7,583       15,167

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $431
    principal only, zero interest charges,
    final payment in 2008.                              9,052       14,225

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,154
    principal and interest, interest at 3.9%,
    final payment in 2007.                              2,298       23,396

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $942
    principal and interest, interest at 2.9%,
    final payment in 2008.                             18,366           --
                                                      -------      -------
                                                       37,299       63,931
  Less - current maturities                          ( 25,965)    ( 37,073)
                                                      -------      -------
                                                     $ 11,334     $ 26,858
                                                      =======      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

At December 31, 2006 approximately $137,400 of gross property and equipment was pledged as collateral to secure approximately $37,000 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 2007            $ 25,965
                                     2008              11,334
                                                      -------
                                                     $ 37,299
                                                      =======

At December 31, 2006, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $500,000 through May 31, 2007. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 8.75% at December 31, 2006.

3.   INCOME TAXES

   Income tax provision (benefit) consists of the following:

                                            Year Ended December 31,
                                      -----------------------------------
                                       2006           2005          2004
                                      -------        -------       ------
   Federal income taxes:
     Current                         $ 76,908      $ 310,093     $  86,148
     Utilization of NOL's            ( 16,908)      (310,093)      (86,148)
     Deferred                              --             --            --
                                      -------        -------       -------
                                       60,000             --            --
                                      -------        -------       -------
   State income taxes:
     Current                           15,825         67,975        14,511
     Utilization of NOL's                  --        (12,800)      (13,386)
     Deferred                              --             --            --
                                      -------        -------       -------
                                       15,825         55,175         1,125
                                      -------        -------       -------
   Income tax provision              $ 75,825       $ 55,175      $  1,125
                                      =======        =======       =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                                Year Ended December 31,
                                          -----------------------------------
                                            2006         2005          2004
                                          --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate         $ 313,448    $ 388,882     $ 208,047
   Net operating loss carryover           ( 16,908)    (255,243)     ( 93,097)
   Statutory depletion                    (143,401)    (171,622)     (120,558)
   Termination pay                        ( 44,438)      96,107            --
   Intangible Drilling Costs              ( 73,161)          --            --
   Other                                    40,285      ( 2,949)        6,733
                                          --------     --------      --------
   Income tax provision                  $  75,825    $  55,175     $   1,125
                                          ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2006          2005          2004
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $    104,173   $    60,954   $    25,698
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                   104,173        60,954        25,698
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   2,118,208     1,720,272     2,077,164
  Gross liabilities             (  193,269)   (  159,351)   (   96,849)
  Valuation allowance           (2,029,112)   (1,621,875)   (2,006,013)
                                ----------     ---------     ---------
                                 ( 104,173)   (   60,954)   (   25,698)
                                ----------     ---------     ---------
                               $        --   $        --   $        --
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                                  December 31,
                                    ---------------------------------------
                                        2006          2005          2004
                                    -----------   -----------   -----------
    Accounts receivable             $     1,712    $    1,712   $     1,600
    Net operating loss
      carry forwards                         --        20,808       377,700
    Asset retirement obligations        420,462            --            --
    Statutory depletion
      carryover                       1,697,746     1,699,464     1,699,464
    Accrued liabilities                 102,461        59,242        24,098
                                     ----------     ---------     ---------
    Total deferred tax assets         2,222,381     1,781,226     2,102,862
    Property and equipment           (  193,269)   (  159,351)   (   96,849)
    Valuation allowance              (2,029,112)   (1,621,875)   (2,006,013)
                                     ----------     ---------     ---------
                                    $        --   $        --   $        --
                                     ==========     =========     =========

At December 31, 2006, a valuation allowance has been provided against a significant portion of the deferred tax assets generated and the statutory depletion carryover due to the uncertainty of its future utilization.

At December 31, 2006, the Company has no federal income tax or California franchise tax net operating loss carryforwards.

At December 31, 2006, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $4,998,000, which currently has no expiration date.

At December 31, 2006, the Company had income taxes receivable of approximately $193,000 for overpayment of estimated taxes during 2006. Approximately $137,000 of the overpayment of estimated taxes is related to the Company's decision to write-off the costs capitalized earlier in the year for the drilling of an exploratory well. The decision to write-off the costs for drilling the well was made in the fourth quarter of 2006.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006


4. RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $307,600, $221,400 and $143,000 in 2006, 2005 and 2004, respectively.

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

During August 2005, after approval by the Company's Board of Directors, the Company leased additional acreage from the investor group. The new lease, Santa Fe Energy Section 32, is adjacent to the Company's existing Santa Fe Energy lease. The Company paid the investor group $22,000 for an oil and gas lease on 440 acres for a term of 3 years. The Company drilled a discovery well with a joint venture partner on this property in the first quarter of 2006. A decision was made in the fourth quarter of 2006 to abandon this well.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

5. FOURTH QUARTER RESULTS (UNAUDITED)

During the fourth quarter of 2006, the Company reclassified its investment in the costs of drilling and completing a well that was drilled in 2006.
The costs of drilling this well were capitalized during 2006. A decision was made in the fourth quarter of 2006 by the Company and its joint-venture partner to abandon the well. The Company's share of the costs for this well in the amount of $348,132 were charged to exploration costs in the fourth quarter of 2006. The write-off created a tax benefit of approximately $141,000 for a net reduction in income of approximately $207,000.

During the fourth quarter of 2006, the Company recorded additional depletion of approximately $31,000 on its oil and gas properties as a result of the analysis of the Company's oil and gas reserves by independent consultants.

During the fourth quarter of 2006, the Company made adjustments to the carrying value of one of its oil and gas properties. The Company recorded a valuation allowance in the amount of $9,302 to reflect the change in the projected future undiscounted net cash flows for this property, as the result of the analysis of the Company's oil and gas reserves by independent consultants.

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006


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

In February 2002, the Company entered into an employment agreement with John H. Alexander pursuant to which Mr. Alexander agreed to serve as the Company's Vice President. On June 3, 2004, Mr. Alexander was appointed as the Company's President and Chief Executive Officer. The employment agreement is for an initial term of six years, which term automatically renews annually if written notice is not tendered.

Pursuant to the employment agreement, the Company may terminate Mr. Alexander's employment with or without cause at any time before its term expires upon providing written notice. In the event the Company terminates Mr. Alexander's employment without cause, Mr. Alexander would be entitled to receive a severance amount equal to his annual base salary and benefits for the balance of the term of his employment agreement. In the event of termination by reason of Mr. Alexander's death or permanent disability, his legal representative will be entitled to receive his annual salary and benefits for the remaining term of his employment agreement. In the event of, or termination following, a change in control of the Company, as defined in the agreement, Mr. Alexander would be entitled to receive his annual salary and benefits for the remainder of the term of his agreement. In the event that Mr. Alexander is terminated the Company would incur approximately $600,000 in costs.


7.  GAIN ON SALE OF FIXED ASSETS

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

8.  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employees contributions up to 3% of their salaries. Contributions of $11,748, $9,775 and $11,849 were made during the years ended December 31, 2006, 2005 and 2004, respectively.


(9) ASSETS RETIREMENT OBLIGATIONS

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

There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of December 31, 2006, 2005 and 2004, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization. A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                               December 31,
                                    ---------------------------------
                                      2006         2005        2004
                                    ---------   ---------   ---------
Beginning balance                   $955,169     $946,566   $930,305
  Incurred during the period        (  2,722)   ( 10,635)   ( 6,110)
  Additions for new wells              9,926           --      4,150
  Accretion expense                   20,016       19,238     18,221
                                     -------      -------    -------
Ending Balance                      $982,389     $955,169   $945,566
                                     =======      =======    =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

(10) TERMINATION OF EMPLOYMENT AGREEMENT

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


(11) STOCK SPLIT

On March 28, 2006, the Company's Board of Directors approved a 3 for 2 stock split payable on May 1, 2006, to shareholders of record as of April 17, 2006.

                                                         Common Stock
                                                           ---------
     Shares outstanding at December 31, 2005               2,494,430
     Shares issued 3 for 2 stock split May 1, 2006         1,247,291
                                                           ---------
     Shares outstanding at December 31, 2006               3,741,721
                                                           =========

(12) CHANGE IN AUTHORIZED SHARES

At the Annual Meeting of Shareholders held on June 1, 2006, the Shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 50,000,000 and to authorize the issuance of up to 10,000,000 shares of a newly created class of Preferred Stock.


(13) 2006 EQUITY INCENTIVE PLAN

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

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

A summary of the plan is contained in the Company's Schedule 14a, Proxy Statement dated May 10, 2006 which is incorporated herein by reference. A copy of the Plan is attached as Appendix A to the Proxy Statement. As of the date of the filing of this Form 10-KSB, no shares have been awarded under this Plan.


(14) SUBSEQUENT EVENTS

On January 9, 2007, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company. Mr. Alexander serves as the Company's Chief Executive Officer. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 20,000 shares of the Company's common stock or the then-fair market value of the shares. The closing price of a share of the Company's common stock on January 12, 2007 was $3.99.

On January 9, 2007, the Company's Board of Directors adopted an Incentive and Retention Plan pursuant to which the Company's officers and other employees selected by the Company's Compensation Committee are entitled to receive payments if they are employed by the Company as of the date of a 'Corporate Transaction,' as defined in the Incentive and Retention Plan. A 'Corporate Transaction' includes certain mergers involving the Company, sales of Company assets, and other changes in the control of the Company, as specified in the Incentive and Retention Plan. In general, the amount that is payable to each plan participant will equal the number of plan units that have been granted to him or her, multiplied by the increase in the value of the Company between January 9, 2007 and the date of a Corporate Transaction.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 2006


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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2006, 2005 and 2004 were as follows:

                                         2006         2005         2004
                                      ----------   ----------   ----------
Proved properties                    $12,534,500  $11,326,800  $11,030,300
Unproved properties
  being amortized                        178,600      178,600      178,600
Unproved properties
  not being amortized                         --           --           --
Capitalized asset retirement costs       304,200      294,600      294,600
Accumulated depletion,
  depreciation, amortization
  and valuation allowances           (10,879,500) (10,659,000) (10,510,700)
                                      ----------   ----------   ----------
                                     $ 2,137,800  $ 1,141,000  $   992,800
                                      ==========   ==========   ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2006


The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  2006            2005           2004
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved developed and
 undeveloped reserves:
  Beginning of year            715      94     522      83     555     83
  Revisions of previous
    estimates                   82     (22)    113      18     (10)     8
  Extensions, discoveries
    and other additions         10      --     151      --      49     --
  Production                   (66)    ( 7)    (71)    ( 7)    (72)   ( 8)
                              ----    ----    ----    ----    ----   ----
  End of year                  741      65     715      94     522     83
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            539      94     473      83     555     83
                              ====    ====    ====    ====    ====   ====
  End of year                  556      65     539      94     473     83
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2006


The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  2006          2005          2004
                               ----------    ----------    ----------
Proved developed and
 undeveloped reserves
  (Present value before
   income taxes)              $12,358,000   $12,694,000    $4,643,000
                               ==========    ==========     =========


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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                      2006           2005          2004
                                    ---------       -------       -------
Property acquisition costs         $    2,000      $ 47,500      $ 14,000
Exploration costs - expensed          339,500            --       201,000
Development costs                   1,386,000       249,000       418,000
Asset retirement costs                  9,600            --         4,000


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2006


The results of operations for oil and gas producing activities for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                     2006          2005         2004
                                  ----------    ----------    ----------
Sales                            $ 3,958,000   $ 3,478,000   $ 2,675,000
Production costs                   1,613,000     1,454,000     1,383,000
Exploration costs                    348,000            --       202,000
Accretion expense                     20,000        19,000        18,000
Depletion, depreciation,
  amortization and
  valuation allowance                220,000       148,000       115,000
                                   ---------     ---------     ---------
                                   1,757,000     1,857,000       957,000
Income tax provision                  76,000        55,000         1,200
                                   ---------     ---------     ---------
Results of operations from
  production activities          $ 1,681,000   $ 1,802,000   $   955,800
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                     2006          2005          2004
                                  ----------    ----------    ----------
Future cash inflows              $42,353,000   $40,734,000   $18,448,000
Future development and
  production costs                20,630,000    17,915,000     9,908,000
Future abandonment costs             982,000       755,000       730,000
Future income tax expense          4,994,000     6,016,000        12,000
                                  ----------    ----------    ----------
Future net cash flow              15,747,000    16,048,000     7,798,000
10% annual discount                6,325,000     6,888,000     3,162,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 9,422,000   $ 9,160,000   $ 4,636,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2006


The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2006, 2005 and 2004 were as follows:

                                         2006          2005          2004
                                      ----------    ----------    ----------
Extensions                           $   223,000   $ 3,094,000   $   490,000
Revisions of previous estimates
 Price changes                        (1,161,000)    4,715,000       654,000
 Quantity estimate                     1,226,000     2,175,000      ( 82,000)
Change in production rates,
  timing and Other                       160,000       247,000       381,000
Development costs incurred             1,386,000       249,000       418,000
Changes in estimated future
  development costs                     (286,000)     (179,000)     (348,000)
Estimated future
  abandonment costs                     ( 37,000)     (755,000)     (730,000)
Sales of oil and gas, net of
  production costs                    (1,996,000)   (2,024,000)   (1,292,000)
Accretion of discount                  1,344,000       537,000       535,000
                                      ----------    ----------    ----------
                                         859,000     8,059,000        26,000
Net change in income taxes              (597,000)    3,535,000            --
                                      ----------    ----------    ----------
Net increase                         $   262,000   $ 4,524,000   $    26,000
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2006

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

The increase in the standardized measure of discounted future net cash flows at December 31, 2006, of $262,000 is the result of several offsetting factors. Discounted future net cash flows increased by $859,000 and was offset by lower projected income taxes of $597,000. Sales of oil and gas, net of production costs, reduced future cash flows by approximately $1,996,000. Development costs incurred of $1,386,000 increased future cash flows due to the drilling of three new wells in 2006. This was offset by an increase in estimated future development costs of $286,000. Accretion of discount also contributed to a change in future cash flows of $1,344,000.

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

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS

                                       2006          2005
                                    ----------    ----------
    REVENUES:

      Quarter Ended:
          March 31                  $   912,211   $   701,892
          June 30                     1,096,664       865,548
          September 30                1,080,199     1,015,138
          December 31                   868,514       894,994
                                     ----------    ----------
                                    $ 3,957,588   $ 3,477,572
                                     ==========    ==========
    NET INCOME (LOSS):

      Quarter Ended:
          March 31                  $   278,603   $   214,377
          June 30                       371,229       266,819
          September 30                  332,353       293,451  (b)
          December 31 (a)              ( 33,313)      313,949
                                     ----------    ----------
                                    $   948,872   $ 1,088,596
                                     ==========    ==========
    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:
          March 31                  $       .07   $       .06
          June 30                           .10           .07
          September 30                      .09           .08  (b)
          December 31 (a)                  (.01)          .08
                                     ----------    ----------
                                    $       .25   $       .29
                                     ==========    ==========


(a) Reflects exploration costs of $207,000, net of income tax benefit of $141,000, additional depletion of $31,000 and a valuation allowance of $9,900 (see Note 5 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

(b) Reflects the costs of termination pay in the amount of $424,000 associated with the settlement of an employment agreement (see Note 12 of Notes to Financial Statements included in Item 7 of this Form 10-KSB). This was offset by a gain of $291,868 on the sale of a well servicing hoist in the third quarter of 2005.

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

ITEM 8B - OTHER INFORMATION

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 but was not reported.


                                  PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that is applicable to all of its directors, officers and employees. A copy of the code is available at no charge to any person who sends a request for a copy to the Corporate Secretary, Pyramid Oil Company, P.O. Box 832, Bakersfield, California 93302.


ITEM 10 - EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Shareholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $307,600 in 2006, $221,400 in 2005 and $143,000 in 2004.

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

During August 2005, after approval by the Company's Board of Directors, the Company leased additional acreage from the investor group. The new lease, Santa Fe Energy Section 32, is adjacent to the Company's existing Santa Fe Energy lease. The Company paid the investor group $22,000 for an oil and gas lease on 440 acres for a term of 3 years. The Company drilled a discovery well with a joint venture partner on this property in the first quarter of 2006. A decision was made in the fourth quarter of 2006 to abandon this well.

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

(2) Incorporated by reference from the Registrant's August 25, 1986 Proxy Statement.

(3) Incorporated by reference from Exhibits 10.1 and 10.2 to the Registrants June 30, 2001 Form 10-QSB.

(4) Incorporated by reference from Exhibits 10.3, 10.4 and 99 to the Registrants December 31, 2001 Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company hereby incorporates by reference the information contained under the section entitled ''Principal Accounting Fees and Services'' or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Shareholders.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 29, 2007                         By:   JOHN H. ALEXANDER
                                           ----------------------
                                             John H. Alexander
                                             Director/President
                                          Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     JOHN H. ALEXANDER        Director/President            March 29, 2007
---------------------------     Chief Executive Officer
     John H. Alexander


     MICHAEL D. HERMAN        Director                      March 29, 2007
---------------------------     Chairman of the Board
     Michael D. Herman


      THOMAS W. LADD          Director                      March 29, 2007
---------------------------
      Thomas W. Ladd


      GARY L. RONNING         Director                      March 29, 2007
---------------------------
      Gary L. Ronning


       JOHN E.  TURCO         Director                      March 29, 2007
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/           March 29, 2007
---------------------------    Principal Accounting and
   Lee G. Christianson         Financial Officer