Form 10QSB
period 2007-03-31
PYRAMID OIL CO
filed 2007-05-14
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 /X/ QUARTERLY REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2007

                                     OR

 / / TRANSITION REPORT UNDER TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  3,741,721
                (Class)                      (Outstanding at March 31, 2007)

                           PART I - FINANCIAL STATEMENTS

Item 1.      Financial Statements

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                              March 31,     December 31,
                                                 2007           2006
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  400,002     $  619,001
  Short-term investments                       1,264,053      1,450,910
  Trade accounts receivable                      438,650        324,495
  Interest receivable                              4,681             --
  Crude oil inventory                             72,898         56,539
  Prepaid expenses                               121,090        152,899
  Income taxes receivable                        179,630        193,130
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  2,481,004      2,796,974
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               13,459,070     12,891,756
  Capitalized asset retirement costs             306,359        304,199
  Drilling and operating equipment             2,012,246      2,008,397
  Land, buildings and improvements               978,702        978,702
  Automotive, office and other
    property and equipment                     1,071,932      1,068,670
                                             ------------   ------------
                                              17,828,309     17,251,724
  Less: accumulated depletion,
    depreciation, amortization
    and valuation allowance                  (13,717,840)   (13,620,171)
                                             ------------   ------------
                                               4,110,469      3,631,553
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Other assets                                     7,380          7,380
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                              $6,858,486     $6,695,540
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 2007           2006
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                           $    57,183    $    69,060
  Accrued professional fees                       49,955         50,114
  Accrued taxes, other than income taxes          45,570         45,570
  Accrued payroll and related costs               57,455         60,374
  Accrued royalties payable                      149,567        136,826
  Accrued insurance                               44,000         62,857
  Accrued termination costs                      142,157        142,157
  Line of credit                                  50,000             --
  Current maturities of long-term debt            21,931         25,965
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               617,818        592,923
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities          4,465         11,334
                                             ------------   ------------
LIABILITY FOR SHARE BASED COMPENSATION            79,200             --
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        990,180        982,389
                                             ------------   ------------
COMMITMENTS (note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    3,741,721 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            4,095,213      4,037,284
                                             ------------   ------------
                                               5,166,823      5,108,894
                                             ------------   ------------
                                              $6,858,486     $6,695,540
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2007           2006
                                                 ------------   ------------
  REVENUES                                          $826,180       $912,211
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               362,663        344,500
    Exploration costs                                  4,835             --
    General and administrative                       275,154        116,377
    Taxes, other than income
      and payroll taxes                               27,156         17,347
    Provision for depletion,
      depreciation and amortization                   97,670         60,592
    Accretion expense                                  5,631          4,809
    Other costs and expenses                           8,692          8,458
                                                 ------------   ------------
                                                     781,801        552,083
                                                 ------------   ------------
  OPERATING INCOME                                    44,379        360,128
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   23,789          6,918
    Other income                                       3,600          3,600
    Interest expense                                    ( 14)          (218)
                                                 ------------   ------------
                                                      27,375         10,300
                                                 ------------   ------------
 INCOME BEFORE INCOME
   TAX PROVISION                                      71,754        370,428
    Income tax provision                              13,825         91,825
                                                 ------------   ------------
 NET INCOME                                         $ 57,929       $278,603
                                                 ============   ============
 EARNINGS PER COMMON SHARE
   Basic Income Per Common Share                      $ 0.02         $ 0.07
                                                 ============   ============
   Diluted Income Per Common Share                    $ 0.02         $ 0.07
                                                 ============   ============
Weighted average number of
    common shares outstanding                      3,741,721      3,741,721
                                                 ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Three months ended March 31,
                                                      2007           2006
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $  57,929      $ 278,603

  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  97,670         60,592
      Accretion expense                                 5,631          4,809
      Exploration costs                                 4,835             --
      Severance award agreement                        79,200             --

  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                        (118,480)      ( 48,428)
    Decrease (increase) in
      crude oil inventories                           (16,359)        16,762
    Decrease in prepaid expenses                       31,809         19,485
    Increase (Decrease) in accounts payable
      and accrued liabilities                         (21,071)        55,083
                                                     ---------      ---------
    Net cash provided by operating activities         121,164        386,906
                                                     ---------      ---------

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Three months ended March 31,
                                                      2007           2006
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                              $(579,260)   $(1,183,642)
  Redemption of certificate of deposit                200,000             --
  Increase in other deposits                               --         (1,380)
                                                    ----------     ----------
  Net cash used in investing activities              (379,260)    (1,185,022)
                                                    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt               (10,903)       ( 9,778)
   Proceeds from issuance of long-term debt                --         32,393
   Proceeds from line of credit                        50,000             --
   Loans to employees                                      --        ( 3,000)
   Principal payments from loans to employees              --          3,303
                                                    ----------      ---------
Net cash provided by (used in)
     financing activities                              39,097         22,918
                                                    ----------      ---------
Net decrease in cash                                 (218,999)     ( 775,198)

Cash at beginning of period                           619,001      1,300,475
                                                    ----------     ----------
Cash at end of period                               $ 400,002     $  525,277
                                                    ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the three months for interest        $  14         $  342
                                                     =========      =========

  Cash paid during the three months for income taxes    $ 325         $  325
                                                     =========      =========

The Accompanying Notes are an Integral Part of These Financial Statements.






       7                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)

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

A summary of the Company's significant accounting policies is contained in its December 31, 2006 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2006 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2007 and the results of its operations and its cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

     Income taxes: When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

(2) IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company as of January 1, 2008. We are currently evaluating the potential impact of adopting SFAS No. 159 on our financial statements.


On December 31, 2006, the Company adopted the recognition requirements of SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans (an amendment of FASB Statements No. 87, 88, 106, and
132R). Issued in September 2006, SFAS No. 158 completed the first phase of FASB's comprehensive project to improve the accounting and reporting for defined benefit pension and other postretirement plans. FAS No. 158 requires an employer to:

      Recognize the funded status of a benefit plan - measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation - in its consolidated balance sheet. For a pension plan, the benefit obligation is the projected benefit obligation; for any other post-retirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated post-retirement benefit obligation.

     Recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers Accounting for Pensions, or No. 106, Employers Accounting for Post-retirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition assets or obligations remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

     Measure defined benefit plan assets and obligations as of the date of the employers fiscal year-end consolidated balance sheet (with limited exceptions).

    Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations, since the Company has not participated in such activities covered under this pronouncement.


(3)  DIVIDENDS

No cash dividends were paid during the three months ended March 31, 2007 and 2006.


(4) INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity.

The Company files income tax returns in the U.S. federal jurisdiction, California and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.


(5)  COMMITMENTS

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


(6) INCOME TAX PROVISION

The Company's income tax provision consists primarily of current taxes for Federal and California minimum income taxes.


(7) STOCK SPLIT

On March 28, 2006, the Company's Board of Directors approved a 3 for 2 stock split payable on May 1, 2006, to shareholders of record as of April 17, 2006.

                                                         Common Stock
                                                           ---------
     Shares outstanding at December 31, 2005               2,494,430
     Shares issued 3 for 2 stock split May 1, 2006         1,247,291
                                                           ---------
     Shares outstanding at March 31, 2007                  3,741,721
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


(9) SEVERANCE AWARD AGREEMENT

On January 9, 2007, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company. Mr. Alexander serves as the Company's Chief Executive Officer. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 20,000 shares of the Company's common stock or the then-fair market value of the shares. The closing price of a share of the Company's common stock on March 31, 2007 was $3.96.


(10) INCENTIVE AND RETENTION PLAN

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


(11) RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $67,000 during the first quarter of 2007.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first quarter of 2007 decreased by approximately $2.30 per equivalent barrel when compared with the same period for 2006. During the first quarter of 2007 the Company experienced 59 separate price changes compared with 59 price changes during the same period for 2006. The Company cannot predict the future course of crude oil prices.


                    LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $218,999 for the three months ended March 31, 2007. During the first quarter of 2007, operating activities provided cash of $121,164. Capital spending of $579,260 reduced cash for the first quarter of 2007. Cash was provided during the first quarter of 2007 by redemption of certificates of deposit in the amount of $200,000 and proceeds from the line of credit in the amount of $50,000. See the Statements of Cash Flows for additional detailed information. A $500,000 line of credit, $50,000 utilized at March 31, 2007, and short-term investments of $1,264,053 provided additional liquidity during the first quarter of 2007.


                        FORWARD LOOKING INFORMATION

Crude oil prices have increased by $1.50 per barrel as of May 11, 2007, compared to prices at December 31, 2006. There have been 86 separate price changes since December 31, 2006.

In the first quarter, the Company drilled and completed a new well on its Anderson property located in the Carneros Creek field. The well successfully penetrated four oil formations and after completion the well was simulated by a sand-oil fracturing process. The well has been averaging approximately 35 barrels per day of clean 31 gravity oil. The well has three oil zones behind pipe.

The Company plans to drill one or more additional wells in the Carneros Creek area later this year when a drilling rig becomes available. In addition to new drilling, the Company plans to re-work and stimulate several existing wells, with expectations of increasing oil production.

In April and early May, the Company participated in discussions with an out of state oil company on the possibility of the Company investing in some oil and gas properties in the Rocky Mountain area. During the Company's initial due diligence, certain title issues were identified on several of the properties. Management has decided to wait and see if the title issues can be satisfactorily resolved, in a reasonable time frame, before doing any additional work. The Company's decision whether or not to participate in this prospect will depend on factors beyond the title issues.

The Company's growth in 2007 will be highly dependant on the amount of success that the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to explorations and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

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




PAGE <14>

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2007
  COMPARED TO THE QUARTER ENDED MARCH 31, 2006

REVENUES

Oil and gas revenue decreased by 9.4% for the three months ended March 31, 2007 when compared with the same period for 2006. Oil and gas revenue decreased by 3.9% due to lower average crude oil prices for the first quarter of 2007. The average price of the Company's oil and gas for the first quarter of 2007 decreased by approximately $2.30 per equivalent barrel when compared to the same period of 2006. Revenues declined by approximately 5.5% due to lower crude oil production/sales. The Company's net revenue share of crude oil production decreased by approximately 900 barrels for the first three months of 2007. The decrease in crude oil production is primarily the result of a decline in production on certain of the Company's properties.

OPERATING EXPENSES

Operating expenses increased by 5.3% for the first quarter of 2007. The cost to produce an equivalent barrel of crude oil during the first quarter of 2007 was $23.31 per barrel, an increase of approximately $2.39 per barrel when compared with production costs for the first quarter of 2006. Labor costs increased by 7.5% for the quarter ended March 31, 2007 due primarily to a bonus payment of $20,000 made to the Company's field supervisor.

This was offset by a decrease in operating expenses for the first quarter of 2007 due to the adjustment to the ending crude oil inventory. The Company adjusts the carrying value of its crude oil inventory at the end of each quarter based on quarter ending volumes and costs of production. The difference between the inventory adjustment at the end of the first quarter of 2007 compared with the adjustment recorded at the end of the first quarter of 2006 resulted in a decrease in operating expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 136% for the first three months of 2007 when compared with the same period for 2006. Compensation costs increased by 68% due to the approval of the Severance Award Agreement by the Board of Directors on January 9, 2007. Accounting and professional fees increased by 56% for the three months ended March 31, 2007, due to both an increase in those fees and the timing of billings related to those fees. The Company's audit fees are reflected as increasing by 50%. Salaries of administrative employees increased by 10% due to salary increases that were effective on June 1, 2006 and July 1, 2006.

PAGE <15>


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 61% for the first quarter of 2007, when compared with the same period for 2006. The increase is due primarily to a 53.5% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties due to the drilling of three new wells in 2006.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current estimated taxes for Federal and California state income taxes. The decrease in taxes for the first quarter of 2007 is due to lower net income for the first quarter of 2007.

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

     b. The following Form 8-K's were filed during the three months ended March 31, 2007.

           January 15, 2007 - The Company's Board of Directors Approves
            Severance Award Agreement dated as of January 9, 2007
            Between Pyramid Oil Company and John Alexander and the Incentive and Retention Plan of Pyramid Oil Company.

           January 22, 2007 Press Release - Pyramid Oil Company Begins
             Drilling Operations at its Carneros Creek Field

           March 21, 2007 Press Release - Pyramid Oil Announces Results
             From New Well

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 14, 2007                         JOHN H. ALEXANDER
                                           ---------------------
                                             John H. Alexander
                                                 President


Dated:  May 14, 2007                        LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

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


   Dated: May 14, 2007



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


  Dated: May 14, 2006



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer