Form 10QSB
period 2007-06-30
PYRAMID OIL CO
filed 2007-08-14
CIK 81318

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

 / / For the quarterly period ended June 30, 2007

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

               Yes   X                             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        COMMON STOCK WITHOUT PAR VALUE                  3,741,721
                (Class)                      (Outstanding at June 30, 2007)

                      PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                               June 30,     December 31,
                                                 2007           2006
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  767,142     $  619,001
  Short-term investments                       1,274,226      1,450,910
  Trade accounts receivable                      458,654        324,495
  Interest receivable                              2,226             --
  Employee loan receivable                         1,500             --
  Crude oil inventory                             60,106         56,539
  Prepaid expenses                                76,873        152,899
  Income taxes receivable                        150,910        193,130
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  2,791,637      2,796,974
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               13,482,304     12,891,756
  Capitalized asset retirement costs             306,359        304,199
  Drilling and operating equipment             2,019,759      2,008,397
  Land, buildings and improvements               981,404        978,702
  Automotive, office and other
    property and equipment                     1,063,529      1,068,670
                                             ------------   ------------
                                              17,853,355     17,251,724
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,830,344)   (13,620,171)
                                             ------------   ------------
                                               4,023,011      3,631,553
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Other assets                                     7,380          7,380
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                              $7,081,661     $6,695,540
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 2007           2006
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $   78,241     $   69,060
  Accrued professional fees                       12,759         50,114
  Accrued taxes, other than income taxes              --         45,570
  Accrued payroll and related costs               57,834         60,374
  Accrued royalties payable                      158,568        136,826
  Accrued insurance                               27,149         62,857
  Accrued termination costs                      142,157        142,157
  Current maturities of long-term debt            16,419         25,965
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               493,127        592,923
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities          1,293         11,334
                                             ------------   ------------
LIABILITY FOR SHARE BASED COMPENSATION            67,400             --
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION        995,669        982,389
                                             ------------   ------------

COMMITMENTS (Note 3)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    3,741,721 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            4,452,562      4,037,284
                                             ------------   ------------
                                               5,524,172      5,108,894
                                             ------------   ------------
                                              $7,081,661     $6,695,540
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.



        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               ---------------------    ---------------------
                                  2007        2006         2007        2006
                               ---------   ---------    ---------   ---------
REVENUES                      $1,110,413  $1,096,664   $1,936,593  $2,008,875
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             408,650     335,703      771,313     680,203
  Exploration costs                  816          --        5,651          --
  General and administrative     175,775     145,929      450,929     262,306
  Taxes, other than income
    and payroll taxes             21,455      15,781       48,611      33,128
  Provision for depletion,
    depreciation and
    amortization                 120,907      75,571      218,577     136,163
  Accretion expense                5,490       5,199       11,121      10,008
  Other costs and expenses        15,360      15,581       24,052      24,039
                               ---------   ---------    ---------   ---------
                                 748,453     593,764    1,530,254   1,145,847
                               ---------   ---------    ---------   ---------
OPERATING INCOME                 361,960     502,900      406,339     863,028
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                 18,391       9,015       42,180      15,933
  Other income                     8,381       5,419       11,981       9,019
  Interest expense                (1,783)     (1,905)      (1,797)     (2,123)
                               ---------   ---------    ---------   ---------
                                  24,989      12,529       52,364      22,829
                               ---------   ---------    ---------   ---------
INCOME BEFORE
 INCOME TAX PROVISION            386,949     515,429      458,703     885,857
   Income tax provision           29,600     144,200       43,425     236,025
                               ---------   ---------    ---------   ---------
NET INCOME                     $ 357,349   $ 371,229    $ 415,278   $ 649,832
                               =========   =========    =========   =========
  BASIC INCOME PER
    COMMON SHARE                   $0.10       $0.10        $0.11       $0.17
                               =========   =========    =========   =========
  DILUTED INCOME PER
    COMMON SHARE                   $0.10       $0.10        $0.11       $0.17
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    3,741,721   3,741,721    3,741,721   3,741,721
    (Basic and Diluted)        =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.


       5                   PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2007           2006
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                         $ 415,278      $ 649,832
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  218,577        136,163
      Accretion expense                                 11,121         10,008
      Exploration costs                                  5,651             --
      Severance award agreement                         67,400             --
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                         (117,481)       (89,786)
    Increase in crude oil inventories                   (3,567)        (6,175)
    Decrease in prepaid expenses                        76,026         48,631
    Increase (decrease) in accounts
      Payable and accrued liabilities                  (90,250)       102,817
                                                      --------       --------
Net cash provided by operating activities              582,755        851,490
                                                      --------       --------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                       2007           2006
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from redemption of
    certificate of deposit                          $  200,000    $   100,000
  Increase in deposits                                      --         (1,380)
  Capital expenditures                                (613,527)    (1,674,197)
                                                      --------      ---------
Net cash used in investing activities                 (413,527)    (1,575,577)
                                                      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit                        150,000        252,000
   Principal payments on line of credit               (150,000)      (252,000)
   Loans to employees                                   (2,000)        (3,300)
   Principal payments on loans to employees                500          6,570
   Proceeds from issuance of long-term debt                 --         32,393
   Principal payments on long-term debt               ( 19,587)      ( 24,113)
                                                      --------       --------
Net cash (used in) provided by
  financing activities                                 (21,087)        11,550
                                                      --------       --------

Net increase (decrease) in cash                        148,141       (712,537)

Cash at beginning of period                            619,001      1,300,475
                                                      --------      ---------
Cash at end of period                                $ 767,142     $  587,938
                                                      ========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the six months for interest        $  1,797       $  2,173
                                                      ========       ========
  Cash paid during the six months for income taxes    $  1,125       $281,825
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.






       7                      PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2007
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2007 and the results of its operations and its cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

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

On December 31, 2006, the Company adopted the recognition requirements of SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans (an amendment of FASB Statements No. 87, 88, 106, and
132R). Issued in September 2006, SFAS No. 158 completed the first phase of FASB's comprehensive project to improve the accounting and reporting for defined benefit pension and other post-retirement plans. FAS No. 158 requires an employer to:

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


(3)  DIVIDENDS

No cash dividends were paid during the six months ended June 30, 2007 and 2006.


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

                                                         Common Stock
                                                           ---------
     Shares outstanding at December 31, 2005               2,494,430
     Shares issued 3 for 2 stock split May 1, 2006         1,247,291
                                                           ---------
     Shares outstanding at June 30, 2007                   3,741,721
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


(9) SEVERANCE AWARD AGREEMENT

On January 9, 2007, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company. Mr. Alexander serves as the Company's Chief Executive Officer. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 20,000 shares of the Company's common stock or the then-fair market value of the shares. The closing price of a share of the Company's common stock on June 30, 2007 was $3.37.


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


(11) RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $149,000 during the first six months of 2007.


(12) SUBSEQUENT EVENTS

Effective July 9, 2007, the Company entered into an escrow agreement with a third-party for the sale of real property (160 acres of grazing land). The closing date for the sale is scheduled for August 17, 2007. Estimated proceeds from the sale are $448,300 with a projected gain on the sale of the real property before taxes of $440,300. Upon successful completion of the transaction, the gain will be recognized in the third quarter of 2007.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the second quarter of 2007 decreased by approximately $3.14 when compared with the same period for 2006. Average crude oil prices for the first six months of 2007 decreased by approximately $2.52 per equivalent barrel when compared with the same period for 2006. At the end of the second quarter of 2007, crude oil prices had increased by approximately $12.15 per barrel when compared with crude oil prices at December 31, 2006.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $148,141 for the six months ended June 30, 2007. During the first half of 2007, operating activities provided cash of $582,755. This was offset by capital expenditures of $613,527 and principal payments on long-term debt totaling $19,587 during the first six months of 2007. Additional funds were provided by the redemption of a certificate of deposit in the amount of $200,000. See the Statements of Cash Flows for additional detailed information. A $500,000 line of credit and short-term investments of $1,274,266 provided additional liquidity during the six months ended June 30, 2007.


                          FORWARD LOOKING INFORMATION

Crude oil prices have increased by approximately $1.40 per barrel as of August 10, 2007, when compared to prices at June 30, 2007.

The Company plans to drill a well during the third quarter of 2007 on its Anderson property located in the Carneros Creek Field. During the first quarter of 2007, the Company drilled and completed a well on the Anderson property whose initial production averaged approximately 35 barrels per day of clean 31 gravity oil.

Effective July 9, 2007, the Company entered into an escrow agreement with a third-party for the sale of real property (160 acres of grazing land). The closing date for the sale is scheduled for August 17, 2007. Estimated proceeds from the sale are $448,300 with a projected gain on the sale of the real property before taxes of $440,300. Upon successful completion of the transaction, the gain will be recognized in the third quarter of 2007. The Company will utilize some of the proceeds from the sale for the costs of drilling the new Anderson well in the third quarter.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2007
  COMPARED TO THE QUARTER ENDED JUNE 30, 2006

REVENUES

Oil and gas revenues increased by 1.3% for the three months ended June 30, 2007 when compared with the same period for 2006. Oil and gas revenues decreased by 5.2% due to lower average crude oil prices for the second quarter of 2007. The average price of the Company's oil and gas for the second quarter of 2007 decreased by approximately $3.14 per equivalent barrel when compared to the same period of 2006. Revenues increased by 6.5% due to higher crude oil production/shipments. The Company's net revenue share of crude oil production/sales increased by approximately 1,100 barrels for the second quarter of 2007. The increase in sales volumes is due primarily to the drilling and completion of a new well on the Anderson lease that was placed into production in March of 2007.


OPERATING EXPENSES

Operating expenses increased by approximately 22% for the second quarter of 2007. The cost to produce an equivalent barrel of crude oil increased by approximately $2.78 (total cost of approximately $22.24 per equivalent barrel) for the second quarter of 2007 when compared with the second quarter of 2006.

The increase in operating expenses for the second quarter of 2007 was due primarily to an adjustment to the June 30, 2007, ending crude oil inventory value. The Company adjusts the carrying value of its crude oil inventory at the end of each quarter based on quarter ending volumes and year-to-date costs of production. The difference between the inventory adjustment at the end of the second quarter of 2007 compared with the adjustment recorded at the end of the second quarter of 2006 resulted in an increase of approximately 11% in operating expenses.

Labor costs increased by approximately 7.5% due to an increase in hourly wages that was effective July 1, 2006, and a bonus payment of $20,000 that was made to the Company's field supervisor during the first quarter of 2007.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 20% for the second quarter of 2007 when compared with the same period for 2006.
Accounting services increased by 27% for the three months ended June 30, 2007. The Company has retained an outside consulting firm to provide assistance and guidance for its efforts to comply with Sarbanes-Oxley's requirements for management's assessment of internal controls. The fees paid for this project have increased accounting services by 18% during the second quarter of 2007. The Company's audit fees also increased by 9% due to both an increase in those fees and the timing of billings related to those fees. This was offset by lower costs for legal and consulting services.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 60% for the second quarter of 2007, when compared with the same period for 2006. The increase is due primarily to a 55% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties which is due to the drilling of three new wells in 2006 and one new well in 2007.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current estimated taxes for Federal and California state income taxes. The decrease in the income tax provision is due to lower projected income tax liabilities at June 30, 2007, compared with the same period in 2006.



RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006


REVENUES

Oil and gas revenues decreased by 4% for the six months ended June 30, 2007 when compared with the same period for 2006. Oil and gas revenues decreased due to lower average crude oil prices for the first half of 2007. The average price of the Company's oil and gas for the first six months of 2007 decreased by approximately $2.52 per equivalent barrel when compared with the same period for 2006. The Company's net revenue share of crude oil production/sales increased by approximately 200 barrels for the six months ended June 30, 2007.


OPERATING EXPENSES

Operating expenses increased by approximately 13% for the six months ended June 30, 2007, when compared with the same period for 2006. The cost to produce an equivalent barrel of crude oil increased by approximately $2.55 per barrel (total cost of approximately $22.72 per equivalent barrel) for the six months ended June 30, 2007.

Labor costs increased by approximately 7.5% due to an increase in hourly wages that was effective July 1, 2006 and a bonus payment of $20,000 that was made to the Company's field supervisor during the first quarter of 2007. Electric utility costs increased by approximately 2% due primarily to higher electric rates. Produced waste water disposal costs also increased by approximately 2%.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 72% for the six months ended June 30, 2007, when compared with the same period for 2006. Accounting services increased by 40% for the six months ended June 30, 2007. The Company's audit fees increased by 28% due to both an increase in those fees and the timing of billings related to those fees. The Company has also retained an outside consulting firm to provide assistance and guidance for its efforts to comply with Sarbanes-Oxley's requirements for management's assessment of internal controls. The fees paid for this project increased accounting services by 11% during the first half of 2007. This was offset by lower costs for legal and consulting services.

Compensation costs increased by 26% due primarily to the approval of the Severance Award Agreement by the Board of Directors on January 9, 2007. Salaries also increased by 8% due to salary increases that were effective July 1, 2006.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 60.5% for the six months ended June 30, 2007, when compared with the same period for 2006. The increase is due primarily to a 54% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties due to the drilling of three new wells in 2006 and one new well in 2007.

INCOME TAX PROVISION

The Company's income tax provision consists mainly of current estimated taxes for Federal and California state income taxes. The decrease in the income tax provision is due to lower projected income tax liabilities at June 30, 2007, compared with the same period in 2006.

                       PYRAMID OIL COMPANY

                   PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 2.  -  Changes in Securities

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Submission of Matters to a Vote of Security Holders

     On June 7, 2007, the Company held its Annual Meeting of Shareholders in Bakersfield, California. Two items were voted on during the meeting: (1) election of Directors; and (2) approval of Auditors.

The shareholders elected John H. Alexander, Michael D. Herman, Thomas W. Ladd, Gary L. Ronning and John E. Turco to serve as the Company's Directors until the next scheduled Annual Meeting. The shareholders approved the selection of Singer Lewak Greenbaum & Goldstein, LLP as auditors for 2007.


Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits and Reports on Form 8-K -

a.  Exhibits

      99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

      99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b.  No Form 8-K's were filed during the three months ended June 30, 2007.

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 13, 2007
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: August 13, 2007
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

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


   Dated: August 13, 2007



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


  Dated: August 13, 2007



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer