Form 10QSB
period 2007-09-30
PYRAMID OIL CO
filed 2007-11-13
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-QSB

 [X] QUARTERLY UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2007

                                    OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     EXCHANGE ACT OF 1934

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the last practicable date:

     COMMON STOCK WITHOUT PAR VALUE                   3,741,721
                (Class)                   (Outstanding at September 30, 2007)

                      PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                             September 30,  December 31,
                                                 2007           2006
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $1,437,275     $  619,001
  Short-term investments                       1,465,802      1,450,910
  Trade accounts receivable, net                 449,371        324,495
  Interest receivable                              4,579             --
  Employee loan receivable                           400             --
  Crude oil inventory                             74,951         56,539
  Prepaid expenses                                48,813        152,899
  Income taxes receivable                         36,260        193,130
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  3,517,451      2,796,974
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               13,549,426     12,891,756
  Capitalized asset retirement costs             306,359        304,199
  Drilling and operating equipment             2,050,556      2,008,397
  Land, buildings and improvements               976,006        978,702
  Automotive, office and other
    property and equipment                     1,091,851      1,068,670
                                             ------------   ------------
                                              17,974,198     17,251,724
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (13,944,320)   (13,620,171)
                                             ------------   ------------
                                               4,029,878      3,631,553
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Other assets                                     7,380          7,380
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                              $7,814,342     $6,695,540
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,  December 31,
                                                 2007           2006
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $  105,862     $   69,060
  Accrued professional fees                       81,384         50,114
  Accrued taxes, other than income taxes          25,874         45,570
  Accrued payroll and related costs               44,162         60,374
  Accrued royalties payable                      151,977        136,826
  Accrued insurance                               10,059         62,857
  Accrued termination costs                      142,157        142,157
  Current maturities of long-term debt             8,948         25,965
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               570,423        592,923
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities             --         11,334
                                             ------------   ------------
LIABILITY FOR SHARE BASED COMPENSATION            66,200             --
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION      1,001,135        982,389
                                             ------------   ------------

COMMITMENTS (Note 3)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    3,741,721 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            5,104,974      4,037,284
                                             ------------   ------------
                                               6,176,584      5,108,894
                                             ------------   ------------
                                              $7,814,342     $6,695,540
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.



        4                     PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended       Nine months ended
                                   September 30,            September 30,
                                 2007        2006         2007        2006
                               ---------   ---------    ---------   ---------
REVENUES
 Oil and gas sales            $1,168,440  $1,080,199   $3,105,033  $3,089,074
 Gain on sale of real property   440,473          --      440,473          --
                               ---------   ---------    ---------   ---------
                               1,608,913   1,080,199    3,545,506   3,089,074
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             417,901     432,907    1,189,214   1,113,110
  Exploration costs                1,036          --        6,687          --
  General and administrative     265,685     209,457      716,614     471,763
  Taxes, other than income
    and payroll taxes             30,301      27,127       78,912      60,255
  Provision for depletion,
    depreciation and
    amortization                 113,976      75,087      332,553     211,250
  Accretion expense                5,466       5,331       16,587      15,339
  Other costs and expenses         7,589      30,469       31,641      54,508
                               ---------   ---------    ---------   ---------
                                 841,954     780,378    2,372,208   1,926,225
                               ---------   ---------    ---------   ---------
OPERATING INCOME                 766,959     299,821    1,173,298   1,162,849
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                 20,873      33,580       63,053      49,513
  Other income                     4,305       3,600       16,286      12,619
  Interest expense                (   75)     (4,648)      (1,872)     (6,771)
                               ---------   ---------    ---------   ---------
                                  25,103      32,532       77,467      55,361
                               ---------   ---------    ---------   ---------
INCOME BEFORE TAX PROVISION      792,062     332,353    1,250,765   1,218,210
   Income tax provision          139,650          --      183,075     236,025
                               ---------   ---------    ---------   ---------
NET INCOME                     $ 652,412   $ 332,353   $1,067,690   $ 982,185
                               =========   =========    =========   =========
BASIC INCOME PER COMMON SHARE      $0.17       $0.09        $0.29       $0.26
                               =========   =========    =========   =========
  DILUTED INCOME PER
    COMMON SHARE                   $0.17       $0.09        $0.29       $0.26
                               =========   =========    =========   =========
Weighted average number of
  common shares outstanding    3,741,721   3,741,721    3,741,721   3,741,721
    (Basic and Diluted)        =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.

       5                   PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                       Nine months ended
                                                         September 30,
                                                  ---------------------------
                                                      2007           2006
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $1,067,690      $ 982,185
  Adjustments to reconcile net income
    to cash provided by
    operating activities:
      Provision for depletion,
        depreciation and amortization                  332,553        211,250
      Gain on sale of real property                   (440,473)            --
      Accretion expense                                 16,587         15,339
      Costs incurred for asset
        retirement obligations                              --         (2,722)
      Exploration costs                                  6,687             --
      Severance award agreement                         66,200             --
  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                           (7,479)      (107,174)
    Increase in crude oil inventories                  (18,412)       (13,654)
    Decrease in prepaid expenses                       104,086         50,983
    Decrease in accounts payable
      and accrued liabilities                           (5,483)       (96,451)
                                                     ---------      ---------
Net cash provided by operating activities            1,121,956      1,039,756
                                                     ---------      ---------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                      Nine months ended
                                                        September 30,
                                                  ---------------------------
                                                       2007           2006
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from redemption of
    certificate of deposit                          $  200,000    $   100,000
  Purchase of short-term investments                  (180,000)      (100,000)
  Proceeds from sale of fixed assets                   448,471             --
  Increase in deposits                                      --         (1,380)
  Capital expenditures                                (743,402)    (1,838,789)
                                                      --------      ---------
Net cash used in investing activities                 (274,931)    (1,840,169)
                                                      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit                        150,000        452,000
   Principal payments on line of credit               (150,000)      (452,000)
   Loans to employees                                   (2,000)        (3,300)
   Principal payments on loans to employees              1,600          9,619
   Proceeds from issuance of long-term debt                 --         32,393
   Principal payments on long-term debt               ( 28,351)      ( 42,580)
                                                      --------       --------
Net cash used in financing activities                 ( 28,751)       ( 3,868)
                                                      --------       --------

Net increase (decrease) in cash                        818,274       (804,281)

Cash at beginning of period                            619,001      1,300,475
                                                     ---------      ---------
Cash at end of period                               $1,437,275     $  496,194
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the nine months for interest       $  1,872       $  6,771
                                                      ========       ========
  Cash paid during the nine months for income taxes   $ 26,125       $268,955
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.


       7                      PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2007 and the results of its operations and its cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

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


(3)  DIVIDENDS

No cash dividends were paid during the nine months ended September 30, 2007 and 2006.


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


(6) INCOME TAX PROVISION

The Company's income tax provision consists mainly of the current provision for Federal and California income taxes. Differences exist between certain accounting policies and the related provisions included in federal income tax rules. The amounts of these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal and state statutory income tax rate to financial income. The federal and state income tax expense at the statutory rate at September 30, 2007 is approximately $548,000. The federal and state income tax provision for tax return purposes at September 30, 2007 is approximately $183,000. The difference of $365,000 is due primarily to timing differences and statutory depletion which were fully reserved..


(7) STOCK SPLIT

On March 28, 2006, the Company's Board of Directors approved a 3 for 2 stock split payable on May 1, 2006, to shareholders of record as of April 17, 2006.

                                                         Common Stock
                                                           ---------
     Shares outstanding at December 31, 2005               2,494,430
     Shares issued 3 for 2 stock split May 1, 2006         1,247,291
                                                           ---------
     Shares outstanding at September 30, 2007              3,741,721
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

(9) SEVERANCE AWARD AGREEMENT

On January 9, 2007, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company. Mr. Alexander serves as the Company's Chief Executive Officer. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 20,000 shares of the Company's common stock or the then-fair market value of the shares. The closing price of a share of the Company's common stock on September 30, 2007 was $3.31 for a total of $66,200.


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


(11) RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $244,000 during the first nine months of 2007.


(12) GAIN ON SALE OF FIXED ASSETS

Effective July 9, 2007, the Company entered into an escrow agreement with a third-party for the sale of real property (160 acres of grazing land). The closing date for the sale was August 17, 2007. Proceeds from the sale were $448,471 for a gain on the sale of real property before taxes of $440,473.

(13) SUBSEQUENT EVENT

On September 28, 2007, at a meeting of the Board of Directors, the Board approved the Company's participation in a natural gas drilling prospect containing 5,700 contiguous acres in McMullen County Texas. The Company purchased a twelve and one half percent gross interest (before payout) in this prospect for $415,000. The initial phase of this prospect is the re-drilling of an existing well sometime in the forth quarter of 2007 and the drilling of a new well scheduled for the first quarter of 2008. The Company estimates that its portion of the re-drilling operations in the forth quarter of 2007 will be approximately $95,000 and its share of the drilling of a new well in early 2008 will be approximately $315,000. The Company executed a Joint Venture Agreement and is a non-operator in this prospect.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the third quarter of 2007 increased by approximately $8.00 when compared with the same period for 2006. Average crude oil prices for the first nine months of 2007 increased by approximately ninety cents per equivalent barrel when compared with the same period for 2006. At the end of the third quarter of 2007, crude oil prices had increased by approximately $21.45 per barrel when compared with crude oil prices at December 31, 2006.


                      LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $818,274 for the nine months ended September 30, 2007. During the first nine months of 2007, operating activities provided cash of $1,121,956. The cash proved by operating activities includes a gain of $440,473 from the sale of fixed assets. Cash was used by capital expenditures of $743,402 and principal payments on long-term debt totaling $28,351. See the Statements of Cash Flows for additional detailed information. A $500,000 line of credit and short-term investments of $1,465,802 provided additional liquidity during the nine months ended September 30, 2007.


                          FORWARD LOOKING INFORMATION

Crude oil prices have increased by approximately $12.15 per barrel as of November 12, 2007, when compared to prices at September 30, 2007.

In the last week of October the Company began drilling operations on its Anderson property located in Carneros Creek, in Kern County. The new well, Anderson No. 7, penetrated all of the expected oil zones on this property and was successfully completed and hydraulically oil fraced in late October. As of November 13, 2007, the well is choked back and producing at the rate of 38 barrels of clean 31 gravity oil per day. At the same time the Anderson No. 7 was fraced, the Company re-fraced an existing well on the Anderson property and that well is currently choked back and producing approximately 18 barrels per day, up from a previous 5 barrels per day.

On September 28, 2007, at a meeting of the Board of Directors, the Board approved the Company's participation in a natural gas drilling prospect containing 5,700 contiguous acres in McMullen County Texas. The Company purchased a twelve and one half percent gross interest (before payout) in this prospect for $415,000. The initial phase of this prospect is the re-drilling of an existing well sometime in the forth quarter of 2007 and the drilling of a new well scheduled for the first quarter of 2008. The Company estimates that its portion of the re-drilling operations in the forth quarter of 2007 will be approximately $95,000 and its share of the drilling of a new well in early 2008 will be approximately $315,000. The Company executed a Joint Venture Agreement and is a non-operator in this prospect.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2006 and 2007. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2007
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2006

REVENUES

Oil and gas revenues increased by 8% for the three months ended September 30, 2007 when compared with the same period for 2006. Oil and gas revenues increased by 12% due to higher average crude oil prices for the third quarter of 2007. The average price of the Company's oil and gas for the third quarter of 2007 increased by approximately $8.00 per equivalent barrel when compared to the same period of 2006. Revenues decreased by 4% due to lower crude oil production/shipments. The Company's net revenue share of crude oil production/sales decreased by approximately 700 barrels for the third quarter of 2007.

Gain on Sale of Fixed Assets - Reflects the gain on the sale of real property. Effective July 9, 2007, the Company entered into an escrow agreement with a third-party for the sale of real property (160 acres of grazing land). The closing date for the sale was August 17, 2007. Proceeds from the sale were $448,471 for a gain on the sale of real property before taxes of $440,473.


OPERATING EXPENSES

Operating expenses decreased by approximately 3.5% for the third quarter of 2007. The cost to produce an equivalent barrel of crude oil increased by approximately eighteen cents per barrel (total cost of approximately $24.94 per equivalent barrel) for the third quarter of 2007 when compared with the third quarter of 2006.

Equipment rental decreased by approximately 7% due primarily to the rental of equipment for the Anderson #6 well in the third quarter of 2006. The Company rented a temporary crude oil storage tank, blowout prevention equipment and gas flare for this well. No similar costs were incurred during the same period of 2007 for the Anderson lease.

Labor costs increased by approximately 3.8% due primarily to a decrease in capitalized labor costs. In the third quarter of 2006 labor costs of $13,300 were capitalized as a result of drilling a new well. In the same period of 2007, the Company capitalized $2,900 in labor costs. This resulted in an increase of 2.4% in labor costs for 2007.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 27% for the third quarter of 2007 when compared with the same period of 2006.
Accounting services increased by 29% for the three months ended September 30, 2007. The Company has retained an outside consulting firm to provide assistance and guidance for its efforts to comply with Sarbanes-Oxley's requirements for management's assessment of internal controls. The fees paid for this project have increased accounting services by 26% during the third quarter of 2007 when compared with the same period of 2006.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 52% for the third quarter of 2007, when compared with the same period of 2006. The increase is due primarily to a 49% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties which is due to the drilling of three new wells in 2006 and one new well in 2007.

INCOME TAX PROVISION

The Company's income tax provision consists mainly of current estimated taxes for Federal and California state income taxes. The increase in the income tax provision is due to higher projected income tax liabilities at September 30, 2007, when compared with the same period in 2006. The tax provision increased due primarily to the additional tax liability generated by the gain on the sale of fixed assets in the third quarter of 2007.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006


REVENUES

Oil and gas revenues increased by approximately 1% for the nine months ended September 30, 2007 when compared with the same period for 2006. Oil and gas revenues increased due to higher average crude oil prices for the first nine months of 2007. The average price of the Company's oil and gas for the first six months of 2007 increased by approximately ninety cents per equivalent barrel when compared with the same period for 2006. The Company's net revenue share of crude oil production/sales decreased by approximately 500 barrels for the nine months ended September 30, 2007.


OPERATING EXPENSES

Operating expenses increased by approximately 7% for the nine months ended September 30, 2007, when compared with the same period for 2006. The cost to produce an equivalent barrel of crude oil increased by approximately $1.70 per barrel (total cost of approximately $23.45 per equivalent barrel) for the nine months ended September 30, 2007.

Labor costs increased by approximately 6% due primarily to a decrease in capitalized labor costs. In the first nine months of 2006 labor costs of $62,800 were capitalized as a result of drilling three new wells. In the same period of 2007, the Company capitalized $23,000 in labor costs for the drilling of one new well. This resulted in an increase of 3.6% in labor costs for 2007. The remaining increase in labor costs is due to an increase in hourly wages that was effective July 1, 2006.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 52% for the nine months ended September 30, 2007, when compared with the same period for 2006. Accounting services increased by 35% for the nine months ended September 30, 2007. The Company's audit fees increased by 17% due to both an increase in those fees and the timing of billings related to those fees. The Company has also retained an outside consulting firm to provide assistance and guidance for its efforts to comply with Sarbanes-Oxley's requirements for management's assessment of internal controls. The fees paid for this project increased accounting services by 18% during the first nine months of 2007. This was offset by lower costs for legal and consulting services.

Compensation costs increased by 14% due primarily to the approval of the Severance Award Agreement by the Board of Directors on January 9, 2007.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 57% for the nine months ended September 30, 2007, when compared with the same period for 2006. The increase is due primarily to a 52% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties due to the drilling of three new wells in 2006 and one new well in 2007.


INCOME TAX PROVISION

The Company's income tax provision consists mainly of current estimated taxes for Federal and California state income taxes. The decrease in the income tax provision is due to lower projected income tax liabilities at September 30, 2007, when compared with the same period in 2006.

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

a.  Exhibits

      99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

      99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b. The following Form 8-K was filed during the three months ended September 30, 2007.

            September 25, 2007 Press Release - Pyramid Oil Company Begins
              Drilling Operations

                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 14, 2007
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: November 14, 2007
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

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


   Dated: November 13, 2007



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


  Dated: November 13, 2007



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer