Form 10KSB
period 2007-12-31
PYRAMID OIL CO
filed 2008-03-31
CIK 81318

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2007

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

                               Common Stock
                             (Title of Class)

   Securities registered under Section 12 (g) of the Exchange Act: NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES [ X ]  NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  YES [   ]  NO [ X ]

The issuer's revenues for the fiscal year ended December 31, 2007 were $4,944,782.

The aggregate market value on March 27, 2008, of the voting shares held by non-affiliates was approximately $4,374,000 based on the closing sales price of the registrant's Common Stock on such date.

At March 27, 2008, there were 3,741,721 shares of Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): YES [   ] NO [ X ]

                          PYRAMID OIL COMPANY
                    2007 FORM 10-KSB ANNUAL REPORT

                          Table of Contents

                                                                Page
                               PART I

Item  1.    Description of Business   . .  . .  . .  . .          4

Item  2.    Description of Property   . .  . .  . .  . .          9

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         12

Item  4.    Submission of Matters to a Vote of
              Security Holders.  . .  . .  . .  . .  . .         12

                               PART II

Item  5.    Market for Common Equity and Related
              Stockholder Matters and Small Business Issuer
              Purchases of Equity Securities .  . .  . .         12

Item  6.    Management's Discussion and Analysis
              or Plan of Operation .  . .  . .  . .  . .         13

Item  7.    Financial Statements . .  . .  . .  . .  . .         23

Item  8.    Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure .  . .         54

Item  8A(T).  Controls and Procedures  . .  .   . .  . .         54

Item  8B.   Other Information . . . . . .  . .  . .  . .         55

                               PART III

Item  9.    Directors, Executive Officers, Promoters,
              Control Persons and Corporate Governance;
              Compliance With Section 16(a) of the Exchange Act  55

Item 10.    Executive Compensation .  . .  . .  . .  . .         56

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters  .  . .  . .  . .  . .         56

Item 12.    Certain Relationships and Related Transactions,
              And Director Independence                          56

Item 13.    Exhibits   . . . . . . . . . . . .  . .  . .         57

Item 14.    Principal Accountant Fees and Services   . .         57

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

Pyramid acquires interests in land and producing properties through acquisition and lease on which it drills and/or operates crude oil or natural gas wells in efforts to discover and/or to produce oil and gas. Crude oil and natural gas produced from these properties are sold to various refineries and pipeline companies. The majority of all oil and gas properties that Pyramid owns and operates is for its own account. Pyramid also participates in specific joint ventures with other companies in the development of oil and gas properties. Pyramid's interests in these properties will vary depending on the availability of said interests and their locations. Although the Company owns some minor oil and gas interests in New York, Wyoming and Texas, all of the Company's operations and major revenue producing properties are in California.

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

OIL AND GAS PRODUCTION OPERATIONS

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. Eight of these properties were shut-in during 2007. All of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. During 2007, the Company operated 21 leases within California, 16 of these leases had total annual gross oil production exceeding 1,000 barrels per lease. Production activities primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 121 wells, and of these, approximately 61 were in operation during 2007. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming and New York.


MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 62.7% and 34.9%, respectively, of Pyramid's crude oil and gas sales in 2007. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. ConocoPhillips, and its predecessors, and Kern Oil have been customers of the Company for over twenty years. Natural gas is sold to companies in the area of operations.
The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year.

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


OTHER

The Company employed thirteen full-time people as of December 31, 2007, three of whom were office or administrative personnel, and the rest of whom were field personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union or labor contracts.

The Company had no material research and development costs for the three years ended December 31, 2007.

All of the Company's revenues during 2007 were derived from domestic sources.

The Company does not have any patents or trademarks, and it does not believe that its business or operations are dependent upon owning any patents or trademarks.

ITEM 2 - DESCRIPTION OF PROPERTY

(a)  DESCRIPTION OF PROPERTIES

The principal assets of the Company consist of proven and unproven oil and gas properties, oil and gas production related equipment and developed and undeveloped real estate holdings. The Company's oil and gas properties are located exclusively in the continental United States, in California, Wyoming, Texas and New York.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had proved undeveloped reserves of 79,600 and 150,500 at January 1, 2008 and 2007, respectively. The
Company had no significant proved undeveloped properties at January 1, 2006, 2005 and 2004.


(b)  OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by SI International, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
     January 1, 2008               806,000             331,000
                2007               741,000              65,000
                2006               715,000              94,000
                2005               522,000              83,000
                2004               555,000              83,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2007.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues before income taxes to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $27,414,000 at December 31, 2007, $12,358,000 at December 31, 2006, $12,694,000 at December
31, 2005, $4,643,000 at December 31, 2004, and $4,617,000 at December 31,
2003.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2007      2006      2005       2004       2003
                       ----      ----      ----       ----       ----
Crude oil (Bbls)      67,000    66,000    71,000     72,000     74,000

Natural gas (MCF)      5,000     7,000     7,000      8,300      7,500


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2007       2006      2005      2004       2003
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $67.83     $58.88    $47.96    $36.24     $27.60
                       =====      =====     =====     =====      =====
  Natural gas         $ 7.16     $ 7.28    $ 6.77    $ 5.89     $ 5.77
                       =====      =====     =====     =====      =====

Production costs      $24.00     $22.80    $19.30    $18.20     $15.80
                       =====      =====     =====     =====      =====

The average selling price of Pyramid's crude oil at December 31, 2007, was approximately $86.70 per barrel. The Company's New York gas properties were temporarily shut-in at December 31, 2007.

As of December 31, 2007, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     147       131              21,387     5,844
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

The Company drilled two wells in 2007 on the Anderson lease. The Company drilled four new wells in 2006, two on the Santa Fe lease, one on the Anderson lease and one joint-venture well. The Company participated with one other oil company as non-operator in the drilling of the joint venture well in 2006.
The Company drilled two new wells in 2004, one on the Santa Fe lease and one joint-venture well. The Company participated with two other oil companies as operator in the drilling of the joint venture well in 2004. The Company also drilled a well in 2003 on the Anderson lease in the Carneros Creek Field.
No wells were drilled in 2005.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 2007, Pyramid held positions in unproven acreage in the following locations:

                                                           ACRES
                                                     ------------------
                                                      Gross        Net
                                                     ------      ------
    New York
        Mount Morris and Livingston Counties         34,800       9,788
    Texas
        McMullen County                               5,700         713

(c)  REAL PROPERTY OWNED

Pyramid owned the following real property as of December 31, 2007, all located in California.

    County of Kern
         Mullaney yard                         20 acres
         Miller property                      112 acres
         Ranton property                       80 acres
         City of Bakersfield                    3 lots

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.


                                  PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid was traded on the OTC Bulletin Board under the symbol "PYOL" until August 21, 2006. Effective August 21, 2006, the Company's common stock began trading on the American Stock Exchange under the symbol "PDO". The following are high and low sales prices for each quarter of 2007 and 2006, and reflect inter-dealer prices without retail markup, markdown or commission.

                                        High         Low
                                        ----        -----
    Fiscal Quarter Ending 2007
         March 31,                   $ 4.4000      $3.5000
         June 30,                      3.9900       3.1100
         September 30,                 3.7500       3.1000
         December 31,                  4.0000       2.9100
    Fiscal Quarter Ending 2006
         March 31,                     3.6335       2.8668
         June 30,                     10.5000       3.1335
         September 30,                 7.4900       4.2300
         December 31,                  4.7000       3.7000

At December 31, 2007, the Company had 269 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

On March 28, 2006, the Company's Board of Directors approved a 3 for 2 stock split payable on May 1, 2006, to shareholders of record as of April 17, 2006.

The Company did not repurchase any securities during 2007, or issue any securities during 2007 that were not registered under the Securities Act of 1933.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


IMPACT OF CHANGING PRICES

Average prices increased by approximately $8.43 per equivalent crude oil and gas barrel sold during 2007 as compared with average prices for 2006. In 2007 there were 246 separate crude oil price changes, as compared with 240 price changes in 2006. The difference between the highest ($92.00) and lowest ($44.70) posted prices in 2007 was $47.30 per barrel. By comparison, this same differential in 2006 was $21.25 per barrel.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investments of $2,097,000 at December 31, 2007, for a net increase of $27,500, when compared to December 31, 2006. Short-term investments consist of certificates of deposit having original maturities of three months or more. Operating activities generated cash of $1,562,000 during 2007. During 2007, cash was consumed by capital spending of $2,085,000 and principal payments on the Company's long-term debt totaling $37,000. This was offset by proceeds from the sale of fixed assets of $469,000 and proceeds from the issuance of long-term debt of $71,000. The components of the changes in cash for 2007 are described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. A $500,000 line of credit, unused at December 31, 2007, also provided additional liquidity during 2007.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended December 31, 2008. In addition to its current assets, the Company also has a credit facility for $500,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

     As of December 31, 2007, the amount of cash, cash equivalents, and short term investments was equal to $2,097,000 in the aggregate.

     As of December 31, 2007, the Company had approximately $2,985,000 in current assets, and only $734,000 of current liabilities.

     As of December 31, 2007, the Company had only $45,000 of long-term indebtedness (net of current maturities).

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

The Company drilled two wells in the year ended December 31, 2007. The Company drilled four wells in the year ended December 31, 2006. The
Company drilled two wells in the year ended December 31, 2004. The Company drilled one well in the year ended December 31, 2003. No wells were drilled in 2005. Two of the wells drilled, one each in 2006 and 2004 were exploratory wells. The exploratory wells drilled in 2004 and 2006 were abandoned due to non-economic production of crude oil.

The Company's crude oil reserves for the year ended December 31, 2007 increased due primarily to revision of previous estimates. The drilling of two new wells in 2007 and higher average crude oil prices at December 31, 2007, combined to generate higher year-end reserves of proved developed producing properties. Proved developed producing crude oil reserves increased by 120,600 barrels at December 31, 2007.

The Company's gas reserves increased by approximately 267,000 MCF's for the year ended December 31, 2007. The increase is due to the Company's investment in a joint venture gas prospect in Texas.

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


FORWARD-LOOKING INFORMATION

Looking forward into 2008, crude oil prices have increased by approximately $11.80 per barrel as of March 27, 2008, compared to prices at December 31, 2007. There have been 59 separate price changes since December 31, 2007.

In mid March 2008, the Company retained Pfeiffer High Investor Relations, Inc. to develop and implement a comprehensive investor relations program for the Company. Pfeiffer High is a full-service investor relations firm based in Denver. Since 1982, the firm has been helping public companies maximize shareholder value by implementing comprehensive investor relations programs to raise awareness among buy and sell-side analysts, institutional portfolio managers, brokers, individual investors and the financial media.

In early March 2008, the Company drilled a new well on its Santa Fe property located in the Carneros Creek field. The well encountered over 90 feet of oil zone and was completed at a depth of 3,325 feet and is currently awaiting production equipment and perforating. Results from this well will be provided after the well has been tested and put on production.

The Company has plans for drilling additional wells in 2008 both in California and Texas. Management believes that after the gas sales begin in Texas, the Joint Venture group will be proposing a new well on the acreage the joint venture holds.

In late 2007, management selected one of the Company's older wells in the Carneros Creek field to be hydraulically fractured. After studying the successful results of this test, management selected three more existing wells to be stimulated. In February of 2008, these wells were hydraulically fractured and since that time, all three of the wells have increased daily oil production, varying from three-to-five fold, over prior daily production. Management is encouraged with these successes and is evaluating additional wells in the area to stimulate in the near future.

In December 2007, the Company participated with a joint venture group in the drilling of a directional 1,100 foot lateral hole that encountered excellent gas shows in sections of a fractured carbonate zone, at a depth below 12,000 feet. In mid-January 2008, the well was hydraulically fractured with the injection of 9,700 barrels of gelled fluid carrying 500,000 pounds of proppant. Post frac testing indicated natural gas rates of over 4,000,000 cubic feet a day and approximately 40 barrels a day of condensate. The gas tested at over 1,200 BTU per cubic foot and the bottom hole pressures observed were in excess of 8,000 psi during testing. Currently the well is shut-in waiting for the installation of a 3.8 mile gas sales pipeline. Participants in the joint venture expect gas sales to begin sometime in mid-2008. The joint venture group currently holds oil and gas leases on approximately 5,700 contiguous acres surrounding this well. The Company expects additional joint venture drilling operations on this acreage to begin shortly after completion of the gas sales pipeline. Pyramid Oil Company owns a gross 12.5% working interest (before payout) in this joint venture prospect.

The Company continues to seek and evaluate opportunities within the energy sector, to enhance the value of the Company. The Company's growth in 2008 will be highly dependant on the amount of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to explorations and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2008, by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2007. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended December 31, 2007
  Compared to the Fiscal Year Ended December 31, 2006


REVENUES

OIL AND GAS SALES

Oil and gas sales increased by 14% for the year ended December 31, 2007, when compared with the same period for 2006. The increase is due primarily to higher average prices for 2007. The average price of the Company's oil and gas increased by approximately $8.43 per equivalent barrel for 2007 when compared to 2006. This was offset by a slight decrease in crude oil production/sales of approximately 350 barrels.


GAIN ON SALE OF FIXED ASSETS

The gain on the sale of fixed assets for 2007, reflects primarily the sale of real property (160 acres of grazing land). Proceeds from the sale were $448,471 for a gain of $440,473.


OPERATING EXPENSES

Operating expenses increased by approximately 5% for the year ended December 31, 2007, when compared with the same period of 2006. The cost to produce an equivalent barrel of crude oil increased by approximately $1.20 per barrel for 2007 when compared to 2006, for a total cost of approximately $24.00 per equivalent barrel. The increase in operating expenses is due primarily to an increase of approximately 3.6% in labor costs. Labor costs increased due to an increase in hourly labor rates that was effective July 1, 2006 and a bonus payment for the Company's manager of field operations.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 45% for the year ended December 31, 2007. The increase is due primarily to a 30% increase in audit fees and accounting services. Compensation costs also increased by approximately 15%.

Accounting services increased by 17% due to the Company's hiring of a consulting firm that specializes in compliance with Section 404 of Sarbanes-Oxley, which requires management to assess the design and operational effectiveness of its existing internal controls over financial reporting. Audit fees increased by 12% due to higher audit fee billings and accruals for the 2007 year-end audit.

Compensation costs increased by 10.5% due to a severance award agreement for the Company's President, that was approved by the Board of Directors in January of 2007 (see Note 14 of Notes to Financial Statements). Salaries increased by 5% due to the hiring of a part-time employee effective July 1, 2007 and salary increases that were effective July 1, 2006


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 44% for 2007, when compared with the same period for 2006. The increase is due primarily to a 41% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in depletion on two of the Company's oil and gas properties, the Santa Fe Energy and Anderson leases. The increase on these two properties is due primarily to higher crude oil production due to the completion of four new wells in 2006 and two new wells in 2007.


OTHER COSTS AND EXPENSES

Other costs and expenses decreased by approximately $50,000. The decrease is due primarily to the one-time costs of approximately $40,000 associated with the listing of the Company's common stock on the American Stock Exchange
(AMEX) that was effective August 21, 2006.


INTEREST INCOME

Interest income increased by approximately $17,000 due primarily to higher interest rates for 2007, as compared with the same period of 2006.

INCOME TAXES

Income taxes increased by approximately $299,000 due primarily to an increase in taxable income for both Federal and California. Taxable income for 2007, increased due primarily to higher sales of oil and gas and a gain of approximately $442,000 on the sale of fixed assets.


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

PAGE <19>

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


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 28% for the year ended December 31, 2006. The increase is due primarily to a 13% increase in salaries. The increase in salaries is due primarily to bonuses that were paid during the third quarter of 2006 and salary increases that were effective July 1, 2006. Outside consulting fees increased by 6% due to the hiring of a petroleum engineer on a part-time basis. Audit fees increased by 4% due to additional costs of complying with Sarbanes-Oxley legislation.

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


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2007, 2006 and 2005 were $5.03, $3.22 and $1.99, respectively.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management anticipates that the adoption of this standard will have no impact to the Company's financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is de-consolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management anticipates that the adoption of this standard will have no impact to the Company's financial position, results of operations, or cash flows.

In June 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-3, Accounting for Non-refundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (EITF 07-3) which concluded that non-refundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. Management anticipates that the adoption of this standard will have no impact to the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management anticipates that the adoption of this standard will have no impact to the Company's financial position, results of operations, or cash flows.

ITEM 7- FINANCIAL STATEMENTS

                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2007

                                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM . . . . . .   24


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2007 and 2006 . . . . . . . . . .   25-26
    Statements of operations - years ended
      December 31, 2007, 2006 and 2005  . . . . . . . . . . . . . .   27
    Statements of shareholders' equity - years ended
      December 31, 2007, 2006 and 2005  . . . . . . . . . . . . . .   28
    Statements of cash flows - years
      ended December 31, 2007, 2006 and 2005  . . . . . . . . . . .   29-30
    Notes to financial statements . . . . . . . . . . . . . . . . .   31

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Shareholders of
Pyramid Oil Company
Bakersfield, California


We have audited the balance sheets of Pyramid Oil Company (the Company) as of December 31, 2007 and 2006, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109, on January 1, 2007.

We are not engaged to examine management's assertion about the effectiveness of Pyramid Oil Company's internal control over financial reporting as of December 31, 2007 included in the accompanying report of management in Disclosure Controls and Procedures in Item 8A(T) of Form 10KSB, and accordingly, we do not express an opinion theron.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 24, 2008

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                                         December 31,
                                                  --------------------------
                                                     2007            2006
                                                  ----------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $   618,448       $   619,001
   Short-term investments                         1,478,979         1,450,910
   Trade accounts receivable
     (net of reserve for doubtful accounts
      of $4,000 in 2007 and 2006)                   643,340           324,495
   Interest receivable                                2,251                --
   Crude oil inventory                               71,298            56,539
   Prepaid expenses                                 170,913           152,899
   Income taxes receivable                               --           193,130
                                                  ---------        ----------
         Total current assets                     2,985,229         2,796,974
                                                  ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and equipment
     (successful efforts method)                 14,734,929        12,891,756
   Capitalized asset retirement costs               310,579           304,199
   Drilling and operating equipment               2,050,556         2,008,397
   Land, buildings and improvements               1,010,847           978,702
   Automotive, office and
     other property and equipment                 1,141,451         1,068,670
                                                 ----------        ----------
                                                 19,248,362        17,251,724
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances                   (14,040,610)      (13,620,171)
                                                 ----------        ----------
                                                  5,207,752         3,631,553
                                                 ----------        ----------
OTHER ASSETS
   Deposits                                         250,000           250,000
   Other assets                                       7,380             7,380
   Assets held for resale
     (net of accumulated depreciation
     of $382,346 in 2007 and 2006)                    9,633             9,633
                                                 ----------        ----------
                                                $ 8,459,994       $ 6,695,540
                                                 ==========        ==========
The accompanying notes are an integral part of these balance sheets.

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,
                                              ----------------------------
                                                  2007              2006
                                              ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                         $   108,500        $    69,060
   Accrued professional fees                     54,165             50,114
   Accrued taxes, other than
     income taxes                                61,684             45,570
   Accrued payroll and related costs             57,647             60,374
   Accrued royalties payable                    212,916            136,826
   Accrued insurance                             65,999             62,857
   Accrued income taxes                         145,815                 --
   Accrued termination costs                         --            142,157
   Current maturities of long-term debt          26,868             25,965
                                              ---------         ----------
      Total current liabilities                 733,594            592,923
                                              ---------         ----------

LONG-TERM DEBT, net of current
 maturities                                      44,542             11,334
                                              ---------         ----------
LIABILITY FOR SHARE BASED COMPENSATION           67,000                 --
                                              ---------         ----------
LIABILITY FOR ASSET RETIREMENT OBLIGATIONS    1,010,903            982,389
                                              ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value (Note 12)
     Authorized - 10,000,000 shares
     Issued and outstanding - none                   --                 --
   Common stock, no par value (Note 11 & 12)
     Authorized - 50,000,000 shares
     Issued and outstanding -
       3,741,721 shares                       1,071,610          1,071,610
   Retained earnings                          5,532,345          4,037,284
                                             ----------         ----------
                                              6,603,955          5,108,894
                                             ----------         ----------
                                            $ 8,459,994        $ 6,695,540
                                             ==========         ==========

The accompanying notes are an integral part of these balance sheets.

       27                    PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                       --------------------------------------
                                          2007          2006          2005
                                       ----------    ----------    ----------
REVENUES:
  Oil and gas sales                   $ 4,502,855   $ 3,957,588   $ 3,477,572
  Gain on sales of fixed assets           441,927            --       283,821
                                       ----------    ----------    ----------
                                        4,944,782     3,957,588     3,761,393
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,611,269     1,538,227     1,397,491
  Exploration costs                         6,687       348,132            --
  General and administrative              924,746       637,120       499,025
  Termination costs                            --            --       424,000
  Taxes, other than income and
    payroll taxes                         111,909        81,712        64,020
  Provision for depletion,
    depreciation, amortization
    and valuation allowances              464,128       322,909       251,083
  Accretion expense                        22,135        20,343        19,238
  Other costs and expenses                 36,818        86,450        19,670
                                        ---------     ---------    ----------
                                        3,177,692     3,034,893     2,674,527
                                        ---------     ---------    ----------
OPERATING INCOME                        1,767,090       922,695     1,086,866
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          85,003        67,988        38,237
  Other income                             19,886        41,219        20,077
  Interest expense                     (    1,768)   (    7,205)   (    1,409)
                                       ----------     ---------     ---------
                                          103,121       102,002        56,905
                                       ----------     ---------     ---------
INCOME BEFORE INCOME
 TAX PROVISION                          1,870,211     1,024,697     1,143,771
  Income tax provision                    375,150        75,825        55,175
                                       ----------     ---------     ---------
NET INCOME                            $ 1,495,061   $   948,872   $ 1,088,596
                                       ==========     =========     =========
BASIC INCOME PER COMMON SHARE         $      0.40   $      0.25   $      0.29
                                       ==========     =========     =========
DILUTED INCOME PER COMMON SHARE       $      0.40   $      0.25   $      0.29
                                       ==========     =========     =========
Weighted average number of
 common shares outstanding              3,741,721     3,741,721     3,741,721
                                       ==========     =========     =========
The accompanying notes are an integral part of these statements.

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY





                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 2004      2,494,430       $1,071,610     $1,999,816

  Net income                            --               --      1,088,596
                                 ---------        ---------      ---------
Balances, December 31, 2005      2,494,430        1,071,610      3,088,412

  3 for 2 stock split            1,247,291
  Net income                            --               --        948,872
                                 ---------        ---------      ---------
Balances, December 31, 2006      3,741,721        1,071,610      4,037,284

  Net income                            --               --      1,495,061
                                 ---------        ---------      ---------
Balances, December 31, 2007      3,741,721       $1,071,610     $5,532,345
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.

                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                          --------------------------------
                                             2007       2006        2005
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                             $1,495,061  $ 948,872   $1,088,596
  Adjustments to reconcile net income
     to net cash provided
    by operating activities:
      Provision for depletion,
        depreciation, amortization
        and valuation allowances            464,128     322,909      251,083
      Accretion expense                      22,135      20,343       19,238
      Costs incurred for asset
        retirement obligations                   --     ( 2,722)     (10,635)
      Exploration costs                       6,687     339,459           --
      Severance award agreement              67,000          --           --
      Gain on sale of
        property and equipment             (441,927)         --     (291,868)
      Loss on disposal of fixed assets       18,000          --        8,047
      Accrued termination costs            (142,157)   (141,333)     141,333
  Changes in operating assets
    and liabilities:
      (Increase) in trade accounts
        and interest receivable            (176,036)   (232,004)     (99,082)
      Decrease (increase) in crude
        oil inventories                     (14,759)      2,423        7,377
      (Increase) in prepaid expenses        (18,015)    (32,532)     (10,203)
      (Decrease) increase in accounts
        Payable and accrued liabilities     281,925     (19,407)     120,291
                                          ---------   ---------    ---------
  Net cash provided by
    operating activities                  1,562,042   1,206,008    1,224,177
                                          ---------   ---------    ---------

      The accompanying notes are an integral part of these statements.

                                PYRAMID OIL COMPANY
                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                 Year ended December 31,
                                              ------------------------------
                                                 2007       2006       2005
                                               -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                    $(2,085,327) $(1,907,023) $(493,585)
  Purchase of short-term investments         (180,000)    (100,000)  (500,000)
  Redemption of certificate of deposit        200,000      100,000         --
  Other cash deposits                              --     (  1,380)  (  6,000)
  Proceeds from sale of
    property and equipment                    468,621           --    333,643
                                            ---------    ---------    -------
  Net cash used in investing activities    (1,596,706)  (1,908,403)  (665,942)
                                            ---------    ---------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from line of credit                150,000      452,000         --
  Payments on line of credit                 (150,000)    (452,000)        --
  Principal payments on long-term debt       ( 37,054)    ( 59,025)  ( 50,781)
  Proceeds from issuance of long-term debt     71,165       32,393         --
  Principal payments from loans to employees    2,000       18,494      9,164
  Loans to employees                          ( 2,000)    (  3,300)        --
                                              -------     --------    -------
Net cash provided by
  (used) in financing activities               34,111     ( 11,438)  ( 41,617)
                                              -------     --------    -------
Net (decrease) increase in cash
  and cash equivalents                           (553)    (713,833)   516,618

Cash and cash equivalents
  at beginning of year                        619,001    1,332,834    816,216
                                            ---------   ----------  ---------
Cash and cash equivalents at end of year   $  618,448  $   619,001 $1,332,834
                                            =========   ==========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                               $   1,768  $   7,205   $   1,409
                                               =======    =======     =======
Cash paid during the year
  for income taxes                           $  36,125  $ 268,955   $   1,125
                                               =======    =======     =======
The accompanying notes are an integral part of these statements.

                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2007

1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Pyramid Oil Company (the Company), a California Corporation, has been in the oil and gas business continuously for 98 years since it was incorporated on October 9, 1909. The Company is in the business of exploration, development and production of crude oil and natural gas. The Company operated and has interests in 27 oil and gas leases in Kern and Santa Barbara Counties in the State of California. The Company also owns oil and gas interests in Wyoming and New York that it does not operate. The Company grants short-term credit to its customers and historically receives payment within 30 days.


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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2007

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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $3,324 and $9,302 at December 31, 2007 and 2006, respectively. There were no material impairment reserves recorded during the year ended December 31, 2005. The accumulated impairment reserve was $1,248,294 and $1,244,970 at December 31, 2007 and 2006, respectively.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2007


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2007, 2006 and 2005 were $5.03, $3.22 and $1.99, respectively.

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


STOCK-BASED COMPENSATION

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, Share Based Payment, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.


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

                               PYRAMID OIL COMPANY
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2007

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

The Company files income tax returns in the U.S. federal jurisdiction, California and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2004. State jurisdictions that remain subject to examination range from 2003 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2007.


CONCENTRATION OF CREDIT RISK

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 62.7%, and 34.9%, respectively, of Pyramid's crude oil and gas sales in 2007. Crude oil sales were approximately 57.5% and 39.3% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2006. While revenue from these customers is significant, and the loss of any one could have a short-term adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 68.3% and 30.4% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2007. Trade receivables were approximately 65.5% and 34% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2006.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2007

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations , or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management anticipates that the adoption of this standard will have no impact to the Company's financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is de-consolidated. SFAS No.160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management anticipates that the adoption of this standard will have no impact to the Company's financial position, results of operations, or cash flows.

In June 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-3, Accounting for Non-refundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (EITF 07-3) which concluded that non-refundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. Management anticipates that the adoption of this standard will have no impact to the Company's financial position, results of operations, or cash flows.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2007

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management anticipates that the adoption of this standard will have no impact to the Company's financial position, results of operations, or cash flows.


RECLASSIFICATIONS

Reclassifications have been made to the financial statements for 2005 to conform to the 2006 presentation.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2007

2.  LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt at December 31, 2007 and 2006, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       2007         2006
                                                    ---------    ---------
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,193
    principal and interest, interest at 3.9%
    final payment in 2010.                           $ 38,326    $    --
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $909
    principal and interest, interest at 3.9%
    final payment in 2010.                             29,204           --
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $632
    principal only, zero interest charges,
    final payment in 2007.                                 --        7,583
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $431
    principal only, zero interest charges,
    final payment in 2008.                              3,880        9,052
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,154
    principal and interest, interest at 3.9%,
    final payment in 2007.                                 --        2,298
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $942
    principal and interest, interest at 2.9%,
    final payment in 2007.                                 --       18,366
                                                      -------      -------
                                                       71,410       37,299
  Less - current maturities                          ( 26,868)    ( 25,965)
                                                      -------      -------
                                                     $ 44,542     $ 11,334
                                                      =======      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2007

At December 31, 2007 approximately $122,000 of gross property and equipment was pledged as collateral to secure $71,410 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 2008            $ 26,869
                                     2009              23,901
                                     2010              20,640
                                                      -------
                                                     $ 71,410
                                                      =======

At December 31, 2007, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $500,000 through May 31, 2008. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 7.5% at December 31, 2007.

3.   INCOME TAXES

   Income tax provision (benefit) consists of the following:

                                            Year Ended December 31,
                                      -----------------------------------
                                       2007           2006          2005
                                      -------        -------       ------
   Federal income taxes:
     Current                         $308,715      $  76,908     $ 310,093
     Utilization of NOL's                  --       ( 16,908)     (310,093)
     Deferred                              --             --            --
                                      -------        -------       -------
                                      308,715         60,000            --
                                      -------        -------       -------
   State income taxes:
     Current                           66,435         15,825        67,975
     Utilization of NOL's                  --             --       (12,800)
     Deferred                              --             --            --
                                      -------        -------       -------
                                       66,435         15,825        55,175
                                      -------        -------       -------
   Income tax provision              $375,150       $ 75,825      $ 55,175
                                      =======        =======       =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2007

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                                 Year Ended December 31,
                                          -----------------------------------
                                            2007         2006          2005
                                          --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate         $ 635,872    $ 313,448     $ 388,882
   Net operating loss carryover                 --     ( 16,908)     (310,093)
   Statutory depletion                    (156,526)    (143,401)     (171,622)
   Termination pay                        ( 44,333)    ( 44,438)       96,107
   Intangible Drilling Costs              (161,737)    ( 73,161)     ( 27,697)
   State income taxes                       66,435       15,825        55,175
   Other                                    35,439       24,460        24,423
                                          --------     --------      --------
   Income tax provision                  $ 375,150    $  75,825     $  55,175
                                          ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2007          2006          2005
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $     69,842   $   104,173   $    60,954
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                    69,842       104,173        60,954
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   2,287,049     2,118,208     1,720,272
  Gross liabilities             (  599,537)   (  193,269)   (  159,351)
  Valuation allowance           (1,757,354)   (2,029,112)   (1,621,875)
                                ----------     ---------     ---------
                                (   69,842)   (  104,173)   (   60,954)
                                ----------     ---------     ---------
                               $        --   $        --   $        --
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2007

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                                  December 31,
                                    ---------------------------------------
                                        2007          2006          2005
                                    -----------   -----------   -----------
    Accounts receivable             $     1,712    $    1,712   $     1,712
    Net operating loss
      carry forwards                         --            --        20,808
    Asset retirement obligations        432,666       420,462            --
    Statutory depletion
      carryover                       1,825,707     1,697,746     1,699,464
    Accrued liabilities                  96,806       102,461        59,242
                                     ----------     ---------     ---------
    Total deferred tax assets         2,356,891     2,222,381     1,781,226
    Property and equipment           (  599,537)   (  193,269)   (  159,351)
    Valuation allowance              (1,757,354)   (2,029,112)   (1,621,875)
                                     ----------     ---------     ---------
                                    $        --   $        --   $        --
                                     ==========     =========     =========

At December 31, 2007, a valuation allowance has been provided against a significant portion of the deferred tax assets generated and the statutory depletion carryover due to the uncertainty of its future utilization.

The Company believes that its estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations.

At December 31, 2007, the Company has no federal income tax or California franchise tax net operating loss carryforwards. At December 31, 2007, the Company has, for federal income tax purposes, a statutory depletion carryover of approximately $5,370,000, which currently has no expiration date.

At December 31, 2006, the Company had income taxes receivable of approximately $193,000 for overpayment of estimated taxes during 2006. Approximately $137,000 of the overpayment of estimated taxes is related to the Company's decision to write-off the costs, capitalized earlier in the year, for the drilling of an exploratory well. The decision to write-off the costs for drilling the well was made in the fourth quarter of 2006.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2007

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

The Company files income tax returns in the U.S. federal jurisdiction, California and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2004. State jurisdictions that remain subject to examination range from 2003 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2007.


4. RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $324,700, $307,600 and $221,400 in 2007, 2006 and 2005, respectively.

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

In December of 2007, Mr. Alexander purchased a used pickup truck from the Company for $20,150. The sale of the vehicle resulted in a gain to the Company of approximately $1,500.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2007

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

There were no significant adjustments made during the fourth quarter of 2007.


6. COMMITMENTS AND CONTINGENCIES

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include down-hole plugging and abandonment of wells, future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have been accrued and recorded in the financial statements. See
Note 9, Assets Retirement Obligations.

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2007

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

7.  GAIN ON SALE OF FIXED ASSETS

During 2007, the Company sold real property (160 acres of grazing land) for a gain of approximately $441,000. During 2005, The Company sold a well
servicing hoist for a gain of approximately $292,000.   All of the assets sold
in 2007 and 2005 had little or no net book values.


8.  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employees contributions up to 3% of their salaries. Contributions of $13,119, $11,748 and $9,775 were made during the years ended December 31, 2007, 2006 and 2005, respectively.


9.  ASSETS RETIREMENT OBLIGATIONS

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2007

There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of December 31, 2007, 2006 and 2005, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization. A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                               December 31,
                                    ---------------------------------
                                      2007         2006        2005
                                    ---------   ---------   ---------
Beginning balance                 $  982,389     $955,169   $946,566
  Incurred during the period              --     (  2,722)  ( 10,635)
  Additions for new wells              6,379        9,926         --
  Accretion expense                   22,135       20,016     19,238
                                   ---------      -------    -------
Ending Balance                    $1,010,903     $982,389   $955,169
                                   =========      =======    =======

10.  TERMINATION OF EMPLOYMENT AGREEMENT

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

11.  STOCK SPLIT

On March 28, 2006, the Company's Board of Directors approved a 3 for 2 stock split payable on May 1, 2006, to shareholders of record as of April 17, 2006.

                                                         Common Stock
                                                           ---------
     Shares outstanding at December 31, 2005               2,494,430
     Shares issued 3 for 2 stock split May 1, 2006         1,247,291
                                                           ---------
     Shares outstanding at December 31, 2007               3,741,721
                                                           =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2007

12.  CHANGE IN AUTHORIZED SHARES

At the Annual Meeting of Shareholders held on June 1, 2006, the Shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 50,000,000 and to authorize the issuance of up to 10,000,000 shares of a newly created class of Preferred Stock.


13.  2006 EQUITY INCENTIVE PLAN

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2007


14.  SEVERANCE AWARD AGREEMENT

On January 9, 2007, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company. Mr. Alexander serves as the Company's Chief Executive Officer. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 20,000 shares of the Company's common stock or the then-fair market value of the shares. The closing price of a share of the Company's common stock at December 31, 2007 was $3.35 for a total liability for share based compensation of $67,000.


15.  INCENTIVE AND RETENTION PLAN

On January 9, 2007, the Company's Board of Directors adopted an Incentive and Retention Plan pursuant to which the Company's officers and other employees selected by the Company's Compensation Committee are entitled to receive payments if they are employed by the Company as of the date of a 'Corporate Transaction,' as defined in the Incentive and Retention Plan. A 'Corporate Transaction' includes certain mergers involving the Company, sales of Company assets, and other changes in the control of the Company, as specified in the Incentive and Retention Plan. In general, the amount that is payable to each plan participant will equal the number of plan units that have been granted to him or her, multiplied by the increase in the value of the Company between January 9, 2007 and the date of a Corporate Transaction. There has been no Corporate Transaction since the adoption of the Incentive and Retention Plan.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 2007


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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2007, 2006 and 2005 were as follows:

                                         2007         2006         2005
                                      ----------   ----------   ----------
Proved properties                    $14,556,300  $12,534,500  $11,326,800
Unproved properties
  being amortized                        178,600      178,600      178,600
Unproved properties
  not being amortized                         --           --           --
Capitalized asset retirement costs       310,600      304,200      294,600
Accumulated depletion,
  depreciation, amortization
  and valuation allowances           (11,228,400) (10,879,500) (10,659,000)
                                      ----------   ----------   ----------
                                     $ 3,817,100  $ 2,137,800  $ 1,141,000
                                      ==========   ==========   ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2007


The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  2007            2006           2005
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved developed and
 undeveloped reserves:
  Beginning of year            741      65     715      94     522     83
  Revisions of previous
    estimates                  132       4      82     (22)    113     18
  Extensions, discoveries
    and other additions         --     267      10      --     151     --
  Production                   (67)    ( 5)    (66)    ( 7)    (71)   ( 7)
                              ----    ----    ----    ----    ----   ----
  End of year                  806     331     741      65     715     94
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            556      65     539      94     475     83
                              ====    ====    ====    ====    ====   ====
  End of year                  660      64     556      65     539     94
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2007


The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  2007          2006          2005
                               ----------    ----------    ----------
Proved developed and
 undeveloped reserves
  (Present value before
   income taxes)              $27,414,000   $12,358,000   $12,694,000
                               ==========    ==========    ==========


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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2007, 2006 and 2005 were as follows:

                                       2007         2006           2005
                                     --------      -------        -------
Property acquisition costs         $       --    $    2,000      $ 47,500
Exploration costs - expensed            7,000       339,500            --
Development costs                   1,173,000     1,386,000       249,000
Asset retirement costs                  6,400         9,600            --


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2007


The results of operations for oil and gas producing activities for the years ended December 31, 2007, 2006 and 2005 were as follows:

                                     2007          2006         2005
                                  ----------    ----------    ----------
Sales                            $ 4,503,000   $ 3,958,000   $ 3,478,000
Production costs                   1,716,000     1,613,000     1,454,000
Exploration costs                      7,000       348,000            --
Accretion expense                     22,000        20,000        19,000
Depletion, depreciation,
  amortization and
  valuation allowance                349,000       220,000       148,000
                                   ---------     ---------     ---------
                                   2,409,000     1,757,000     1,857,000
Income tax provision                 375,000        76,000        55,000
                                   ---------     ---------     ---------
Results of operations from
  production activities          $ 2,034,000   $ 1,681,000   $ 1,802,000
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2007, 2006 and 2005 were as follows:

                                     2007          2006          2005
                                  ----------    ----------    ----------
Future cash inflows              $75,649,000   $42,353,000   $40,734,000
Future development and
  production costs                29,961,000    20,630,000    17,915,000
Future abandonment costs           1,011,000       982,000       755,000
Future income tax expense         12,856,000     4,994,000     6,016,000
                                  ----------    ----------    ----------
Future net cash flow              31,821,000    15,747,000    16,048,000
10% annual discount               12,283,000     6,325,000     6,888,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $19,538,000   $ 9,422,000   $ 9,160,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2007


The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2007, 2006 and 2005 were as follows:

                                         2007          2006          2005
                                      ----------    ----------    ----------
Extensions                           $ 3,741,000   $   223,000   $ 3,094,000
Revisions of previous estimates
 Price changes                        11,969,000    (1,161,000)    4,715,000
 Quantity estimate                     2,581,000     1,226,000     2,175,000
Change in production rates,
  timing and Other                    (3,138,000)      160,000       247,000
Development costs incurred             1,853,000     1,386,000       249,000
Changes in estimated future
  development costs                     (455,000)     (286,000)     (179,000)
Estimated future
  abandonment costs                     ( 14,000)     ( 37,000)     (755,000)
Sales of oil and gas, net of
  production costs                    (2,780,000)   (1,996,000)   (2,024,000)
Accretion of discount                  1,298,000     1,344,000       537,000
                                      ----------    ----------    ----------
                                      15,055,000       859,000     8,059,000
Net change in income taxes             4,939,000       597,000     3,535,000
                                      ----------    ----------    ----------
Net increase                         $10,116,000   $   262,000   $ 4,524,000
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2007

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

The standardized measure of discounted future cash flows before income taxes increased by $15,055,000 at December 31, 2007. The change in income taxes decreased discounted future cash flows by $4,939,000 for a net increase in future cash flows of $10,116,000 after income taxes as of December 31, 2007. Average crude oil prices at December 31, 2007, increased by approximately $34.60 per barrel when compared with prices at December 31, 2006. This price increase generated an increase in discounted cash flows due to price changes of $11,969,000. The Company acquired an interest in a joint venture gas prospect in Texas that caused an increase in discounted future cash flows of $3,741,000.

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

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS

                                       2007          2006
                                    ----------    ----------
    REVENUES:

      Quarter Ended:
          March 31                  $   826,180   $   912,211
          June 30                     1,110,413     1,096,664
          September 30                1,608,913     1,080,199
          December 31                 1,399,276       868,514
                                     ----------    ----------
                                    $ 4,944,782   $ 3,957,588
                                     ==========    ==========
    NET INCOME (LOSS):

      Quarter Ended:
          March 31                  $    57,929   $   278,603
          June 30                       357,349       371,229
          September 30                  652,412       332,353
          December 31                   427,371      ( 33,313) (a)
                                     ----------    ----------
                                    $ 1,495,061   $   948,872
                                     ==========    ==========
    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:
          March 31                  $       .01   $       .07
          June 30                           .10           .10
          September 30                      .17           .09
          December 31                       .12          (.01) (a)
                                     ----------    ----------
                                    $       .40   $       .25
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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None

ITEM 8A(T) - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the SEC) under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including it principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This report is provided by the Company's management pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder. Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting.

The Company's control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Untied States. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company's internal control over financial reporting, management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B - OTHER INFORMATION

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 but was not reported.


                                  PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that is applicable to all of its directors, officers and employees. A copy of the code is available at no charge to any person who sends a request for a copy to the Corporate Secretary, Pyramid Oil Company, P.O. Box 832, Bakersfield, California 93302.

ITEM 10 - EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $324,700 in 2007, $307,600 in 2006 and $221,400 in 2005.

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

In December of 2007, Mr. Alexander purchased a used pickup truck from the Company for $20,150. The sale of the vehicle resulted in a gain to the Company of approximately $1,500.

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

(1) Incorporated by reference from Exhibits 18-1 and 18-2, respectively, to the Registrant's 1971 Form 10.

(2) Incorporated by reference from the Registrant's August 25, 1986 Proxy Statement.

(3) Incorporated by reference from Exhibits 10.1 and 10.2 to the Registrants June 30, 2001 Form 10-QSB.

(4) Incorporated by reference from Exhibits 10.3 and 10.4 to the Registrants December 31, 2001 Form 10-KSB.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company hereby incorporates by reference the information contained under the section entitled ''Principal Accounting Fees and Services'' or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 27, 2008                         By:   JOHN H. ALEXANDER
                                           ----------------------
                                             John H. Alexander
                                             Director/President
                                          Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     JOHN H. ALEXANDER        Director/President            March 27, 2008
---------------------------     Chief Executive Officer
     John H. Alexander


     MICHAEL D. HERMAN        Director                      March 27, 2008
---------------------------     Chairman of the Board
     Michael D. Herman


      THOMAS W. LADD          Director                      March 27, 2008
---------------------------
      Thomas W. Ladd


      GARY L. RONNING         Director                      March 27, 2008
---------------------------
      Gary L. Ronning


       JOHN E.  TURCO         Director                      March 27, 2008
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/           March 27, 2008
---------------------------    Principal Accounting and
   Lee G. Christianson         Financial Officer