Form 10-Q
period 2008-03-31
PYRAMID OIL CO
filed 2008-05-15
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2008

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

        Large accelerated filer [ ]          Accelerated filer [ ]
        Non-accelerated filer [ ]            Smaller reporting company [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             (Class)                      (Outstanding at March 31,2008)
    COMMON STOCK WITHOUT PAR VALUE                  3,741,721

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                              March 31,     December 31,
                                                 2008           2007
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                  $   836,845    $   618,448
  Short-term investments                       1,492,268      1,478,979
  Trade accounts receivable                      882,867        643,340
  Interest receivable                              4,579          2,251
  Employee loan receivable                         1,200             --
  Crude oil inventory                             80,785         71,298
  Deferred taxes                                  56,000             --
  Prepaid expenses                               139,724        170,913
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  3,494,268      2,985,229
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               15,422,676     14,734,929
  Capitalized asset retirement costs             310,579        310,579
  Drilling and operating equipment             2,073,137      2,050,556
  Land, buildings and improvements             1,043,744      1,010,847
  Automotive, office and other
    property and equipment                     1,148,025      1,141,451
                                             ------------   ------------
                                              19,998,161     19,248,362
  Less: accumulated depletion,
    depreciation, amortization
    and valuation allowance                  (14,203,430)   (14,040,610)
                                             ------------   ------------
                                               5,794,731      5,207,752
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Deferred taxes                                  99,100             --
  Other assets                                     7,380          7,380
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                              $9,655,112     $8,459,994
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 2008           2007
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                           $   513,836    $   108,500
  Accrued professional fees                       43,500         54,165
  Accrued taxes, other than income taxes          61,954         61,684
  Accrued payroll and related costs               55,975         57,647
  Accrued royalties payable                      252,539        212,916
  Accrued insurance                               49,763         65,999
  Accrued income taxes                            92,753        145,815
  Current maturities of long-term debt            25,800         26,868
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES             1,096,120        733,594
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         38,653         44,542
                                             ------------   ------------
LIABILITY FOR SHARE BASED COMPENSATION            65,400         67,000
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION      1,016,713      1,010,903
                                             ------------   ------------
COMMITMENTS (note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    3,741,721 shares issued and
    outstanding                                1,071,610      1,071,610
  Retained earnings                            6,366,616      5,532,345
                                             ------------   ------------
                                               7,438,226      6,603,955
                                             ------------   ------------
                                              $9,655,112     $8,459,994
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.




       4                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2008           2007
                                                 ------------   ------------
  REVENUES                                        $1,589,896       $826,180
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               422,806        362,663
    Exploration costs                               ( 28,812)         4,835
    General and administrative                       232,512        275,154
    Taxes, other than income
      and payroll taxes                               35,510         27,156
    Provision for depletion,
      depreciation and amortization                  162,820         97,670
    Accretion expense                                  5,810          5,631
    Other costs and expenses                          19,552          8,692
                                                 ------------   ------------
                                                     850,198        781,801
                                                 ------------   ------------
  OPERATING INCOME                                   739,698         44,379
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   22,077         23,789
    Other income                                       9,662          3,600
    Interest expense                                    (641)          ( 14)
                                                 ------------   ------------
                                                      31,098         27,375
                                                 ------------   ------------

INCOME BEFORE INCOME TAX PROVISION                   770,796         71,754
    Income taxes
      Current                                         91,625         13,825
      Deferred                                      (155,100)            --
                                                 -----------    ------------
                                                    ( 63,475)        13,825
                                                 ------------   ------------
 NET INCOME                                         $834,271       $ 57,929
                                                 ============   ============
 EARNINGS PER COMMON SHARE
   Basic Income Per Common Share                      $ 0.22         $ 0.02
                                                 ============   ============
   Diluted Income Per Common Share                    $ 0.22         $ 0.02
                                                 ============   ============
Weighted average number of
    common shares outstanding                      3,741,721      3,741,721
                                                 ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Three months ended March 31,
                                                      2008           2007
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $ 834,271      $  57,929

  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                 162,820         97,670
      Accretion expense                                 5,810          5,631
      Exploration costs                               (28,812)         4,835
      Severance award agreement                       ( 1,600)        79,200
      Deferred taxes                                 (155,100)            --

  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                        (241,855)      (105,337)
    Increase in crude oil inventories                 ( 9,487)       (16,359)
    Decrease in prepaid expenses                       31,189         31,809
    Increase (Decrease) in accounts payable
      and accrued liabilities                         363,594        (21,071)
                                                     ---------      ---------
    Net cash provided by operating activities         960,830        134,307
                                                     ---------      ---------

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Three months ended March 31,
                                                      2008           2007
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                              $(720,987)    $ (579,260)
  Redemption of certificate of deposit                     --        200,000
  Increase in short-term investments                  (13,289)       (13,143)
                                                    ----------     ----------
  Net cash used in investing activities              (734,276)      (392,403)
                                                    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt               ( 6,957)       (10,903)
   Proceeds from line of credit                            --         50,000
   Loans to employees                                 ( 1,500)            --
   Principal payments from loans to employees             300             --
                                                    ----------      ---------
Net cash  (used in) provided by
     financing activities                              (8,157)        39,097
                                                    ----------      ---------
Net increase (decrease) in cash                       218,397       (218,999)

Cash at beginning of period                           618,448        619,001
                                                    ----------     ----------
Cash at end of period                               $ 836,845     $  400,002
                                                    ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the three months for interest        $ 641         $   14
                                                     =========      =========

  Cash paid during the three months
    for income taxes                                 $144,687         $  325
                                                     =========      =========

The Accompanying Notes are an Integral Part of These Financial Statements.






       7                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2008
                                  (UNAUDITED)

1.  Summary of Significant Accounting Policies

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

A summary of the Company's significant accounting policies is contained in its December 31, 2007 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2006 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2008 and the results of its operations and its cash flows for the three month periods ended March 31, 2008 and 2007. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

2.  Impact of Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No 161 "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS 161). Under this standard, companies with derivative instruments are required to disclose information that enables financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The new standard must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. The adoption of this standard will have no impact to the Company's financial position, result of operations, or cash flows.


3.  Dividends

No cash dividends were paid during the three months ended March 31, 2008 and 2007.


4.  Income Taxes

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

The Company files income tax returns in the U.S. federal jurisdiction, California and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2004. State jurisdictions that remain subject to examination range from 2003 to 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

5.  Commitments

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

6.  Income Tax Provision

The Company recognized a net income tax benefit of $63,475 for the first quarter of 2008 compared to income tax expense of $13,825 for the same period in 2007. Income tax benefits were realized by the Company due to the utilization of statutory depletion allowance carryovers that became available to the Company as a result of significant market increases in the price of oil. Income tax benefits were realized as a result of adjustments to the Company's deferred tax asset valuation allowance account.

Net income tax benefit for the first quarter was calculated as follows:

                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax provision     $  72,150    $  19,475  $  91,625
         Deferred tax benefit       (120,977)     (34,123)  (155,100)
                                     -------      -------    -------
                                   $( 48,827)    $(14,648) $( 63,475)
                                     =======       ======    =======

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,516,900 as of March 31, 2008. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

7.  Severance Award Agreement

On January 9, 2007, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company. Mr. Alexander serves as the Company's Chief Executive Officer. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 20,000 shares of the Company's common stock or the then-fair market value of the shares. The closing price of a share of the Company's common stock on March 31, 2008 was $3.27 for a total of $65,400.


8.  Incentive and Retention Plan

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


9.  Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $96,400 during the first quarter of 2008.


10.  Investor Relations Consultants

On March 12, 2008, the Company entered into an agreement with Pfeiffer High Investor Relations, Inc. (PHIR) pursuant to which PHIR will serve as an investor relations consultant to the Company. PHIR will receive a monthly fee of $5,000 and will be reimbursed for approved out-of-pocket expenses. The agreement also provides for the payment of a 1.5% finder's fee to PHIR upon the closing of a specified transaction, such as a merger, a sale of assets or a sale of equity securities, if PHIR is responsible for initiating the transaction.

If Company and PHIR mutually decide to extend the agreement after its initial six-month term, the Company will grant to PHIR's two principals, for a total purchase price of $20.00, fully vested warrants to purchase a total of 20,000 shares of the Company's common stock at an exercise price of $4.00 per share. The warrants will have a two-year term, will be assignable and will have piggyback registration rights and cashless exercise provisions.


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first quarter of 2008 increased by approximately $38.50 per equivalent barrel when compared with the same period for 2007. During the first quarter of 2008 the Company experienced separate price changes compared with 59 price changes during the same period for 2007. The Company cannot predict the future course of crude oil prices.


                    LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $218,397 for the three months ended March 31, 2008. During the first quarter of 2008, operating activities provided cash of $960,830. Capital spending of $720,987 reduced cash for the first quarter of 2008.
See the Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term investments of $1,492,268 that could have provided additional liquidity during the first quarter of 2008.


                        FORWARD LOOKING INFORMATION

Crude oil prices have increased by $29.75 per barrel as of May 13, 2008, compared to prices at December 31, 2007. There have been 91 separate price changes since December 31, 2007.

In early May the Company was informed that its Texas joint venture operator had executed a gas contract and operations on the gas sales pipeline right-of-way and construction would begin shortly. The joint venture anticipates that gas sales from this project will begin sometime this summer. In January the Company's joint venture operations in Texas hydraulically fractured its gas well with the injection of 9,700 barrels of gelled fluid carrying 500,000 pounds of proppant. Post-frac testing indicated natural gas rates of over 4,000,000 cubic feet a day and approximately 40 barrels a day of condensate. The gas tested at over 1,200 Btu per cubic foot and the bottom hole pressures observed were in excess of 8,000 psi during testing. Currently the well is shut-in waiting for the installation of a 3.8 mile gas sales pipeline. Participants in the joint venture expect gas sales to begin sometime in mid-2008. The joint venture group currently holds oil and gas leases on approximately 5,700 contiguous acres surrounding this well. The Company expects additional joint venture drilling operations on this acreage to begin shortly after completion of the gas sales pipeline. Pyramid Oil Company owns a gross 12.5% working interest (before payout) in this joint venture prospect.

In March the Company drilled a new well on its Santa Fe property in its Carneros Creek field. This well was drilled and completed to the intended depth and currently the well is in the process of completion and testing operations. Production results will be released after testing operations have been completed.

The Company's growth in 2008 will be highly dependant on the amount of success that the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to explorations and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

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

PAGE <13>

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


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2008
  COMPARED TO THE QUARTER ENDED MARCH 31, 2007


REVENUES

Oil and gas revenue increased by 92.4% for the three months ended March 31, 2008 when compared with the same period for 2007. Oil and gas revenue increased by 80.9% due to substantially higher average crude oil prices for the first quarter of 2008. The average price of the Company's oil and gas for the first quarter of 2008 increased by approximately $38.50 per equivalent barrel when compared to the same period of 2007. Revenues also increased by approximately 11.5% due to higher crude oil production/sales. The Company's net revenue share of crude oil production increased by approximately 1,800 barrels for the first three months of 2008. The increase in crude oil production is primarily the result of production from a new well that was drilled in the fourth quarter of 2007.


OPERATING EXPENSES

Operating expenses increased by 16.6% for the first quarter of 2008. The cost to produce an equivalent barrel of crude oil during the first quarter of 2008 was $24.36 per barrel, an increase of approximately $1.05 per barrel when compared with production costs for the first quarter of 2007. The increase in lease operating expenses is caused by many factors. These include higher costs for labor, parts and supplies, equipment fuel, pump repairs and production equipment repair and maintenance.

Labor costs increased by 3.5% due to increased overtime hours worked in 2008 and an increase in the hourly wage rates as compared with the rates for 2007. Parts and supplies increased by 3.4% due primarily to increased maintenance activity on the Company's Anderson oil gas property. Equipment fuel costs increased by 3% due primarily to the higher cost of gasoline and diesel fuel. Down-hole pump repairs increased by 3.6% due primarily to increased maintenance activity on the Company's Anderson oil gas property. Production equipment repair and maintenance costs increased by 2.9% due to a higher level of activity for the first quarter of 2008.

PAGE <14>

EXPLORATION COSTS

In the first quarter of 2008, the Company received a payment, from it's joint venture partner, in the amount of $28,812 for its share of certain tangible completion equipment on an exploratory well that had been abandoned in 2006.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 15.5% for the first three months of 2008 when compared with the same period for 2007. Compensation costs decreased by 27% due to the approval of the Severance Award Agreement by the Board of Directors on January 9, 2007. In the first quarter of 2007, the Company recognized the impact of the Severance award agreement in the amount of $79,200. During the first quarter of 2008, the Company reduced compensation costs by $1,600 to adjust the share based compensation to the share price at March 31, 2008 from the value shown as of December 31, 2007. Professional fees increased by 9.4% for the three months ended March 31, 2008, due primarily to an increase in fees for the annual engineering oil and gas reserve report and the compliance costs associated with Sarbanes-Oxley Section 404, management's report on internal controls over financial reporting.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 66.7% for the first quarter of 2008, when compared with the same period for 2007. The increase is due primarily to a 62.3% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties due to the drilling of two new wells in 2007 and three new wells in 2006.


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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 1A. -  Risk Factors

     See the risk factors that are included in the Company's Annual Report on Form 10KSB for the fiscal year ended December 31, 2007.

Item 2.  - Unregistered Sales of Equity Securities and Use of Proceeds

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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 14, 2008                         JOHN H. ALEXANDER
                                           ---------------------
                                             John H. Alexander
                                                 President


Dated:  May 14, 2008                        LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer

PAGE <17>

           Certification By Principal Executive Officer Pursuant to 15 U.S.C. - 7241 - as Adopted Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002


I, John H. Alexander, the President of Pyramid Oil Company (the registrant), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pyramid Oil Company;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

PAGE <18>

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



   Dated: May 14, 2008



                                      By:    JOHN H. ALEXANDER
                                          -----------------------
                                             John H. Alexander
                                          Chief Executive Officer

PAGE <19>

           Certification By Principal Financial Officer Pursuant to 15 U.S.C. - 7241 - as Adopted Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

I, Lee G. Christianson, the Chief Financial Officer of Pyramid Oil Company (the registrant), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pyramid Oil Company;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


PAGE <20>

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


  Dated: May 14, 2008



                                      By:   LEE G. CHRISTIANSON
                                          ------------------------
                                            Lee G. Christianson
                                          Chief Financial Officer