Form 10-Q
period 2008-06-30
PYRAMID OIL CO
filed 2008-08-13
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2008

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               (Class)                      (Outstanding at June 30,2008)
    COMMON STOCK WITHOUT PAR VALUE                    4,677,728

                      PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                               June 30,     December 31,
                                                 2008           2007
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $1,381,425     $  618,448
  Short-term investments                       1,505,325      1,478,979
  Trade accounts receivable                    1,059,244        643,340
  Interest receivable                              2,225          2,251
  Employee loan receivable                           600             --
  Crude oil inventory                             74,857         71,298
  Prepaid expenses                                84,393        170,913
  Deferred taxes                                  64,000             --
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  4,172,069      2,985,229
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               15,593,748     14,734,929
  Capitalized asset retirement costs             310,579        310,579
  Drilling and operating equipment             2,073,137      2,050,556
  Land, buildings and improvements             1,045,649      1,010,847
  Automotive, office and other
    property and equipment                     1,162,324      1,141,451
                                             ------------   ------------
                                              20,185,437     19,248,362
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (14,394,669)   (14,040,610)
                                             ------------   ------------
                                               5,790,768      5,207,752
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Other assets                                     7,380          7,380
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                             $10,229,850     $8,459,994
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,     December 31,
                                                 2008          2007
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $   98,350     $  108,500
  Accrued professional fees                       53,223         54,165
  Accrued taxes, other than income taxes              --         61,684
  Accrued payroll and related costs               64,444         57,647
  Accrued royalties payable                      280,643        212,916
  Accrued insurance                               26,399         65,999
  Accrued income taxes                           190,206        145,815
  Current maturities of long-term debt            24,734         26,868
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               737,999        733,594
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         32,707         44,542
                                             ------------   ------------
DEFERRED TAXES                                    25,000             --
                                             ------------   ------------
LIABILITY FOR SHARE BASED COMPENSATION                --         67,000
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION      1,022,524      1,010,903
                                             ------------   ------------

COMMITMENTS (Note 3)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    4,677,728 shares issued and
    outstanding                                1,137,010      1,071,610
  Retained earnings                            7,274,610      5,532,345
                                             ------------   ------------
                                               8,411,620      6,603,955
                                             ------------   ------------
                                             $10,229,850     $8,459,994
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.


       4                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended June 30,
                                                 ---------------------------
                                                     2008           2007
                                                 ------------   ------------
  REVENUES                                        $2,123,186     $1,110,413
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               461,477        408,650
    Exploration costs                                     --            816
    General and administrative                       209,088        175,775
    Taxes, other than income
      and payroll taxes                               21,100         21,455
    Provision for depletion,
      depreciation and amortization                  191,239        120,907
    Accretion expense                                  5,811          5,490
    Other costs and expenses                          56,020         15,360
                                                 ------------   ------------
                                                     944,735        748,453
                                                 ------------   ------------
  OPERATING INCOME                                 1,178,451        361,960
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   19,934         18,391
    Other income                                       9,152          8,381
    Interest expense                                    (593)        (1,783)
                                                 ------------   ------------
                                                      28,493         24,989
                                                 ------------   ------------

INCOME BEFORE INCOME TAX PROVISION                 1,206,944        386,949
    Income taxes
      Current                                        182,850         29,600
      Deferred                                       116,100             --
                                                 -----------    ------------
                                                     298,950         29,600
                                                 ------------   ------------
 NET INCOME                                         $907,994       $357,349
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.







       5                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended June 30,
                                                 ---------------------------
                                                     2008           2007
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE - Post Split
   Basic and Diluted Income
     Per Common Share                                $ 0.19         $ 0.08
                                                 ============   ============

 Basic and diluted weighted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============


 EARNINGS PER COMMON SHARE - Pre-Split
   Basic and Diluted Income
     Per Common Share                                 $ 0.24         $ 0.10
                                                 ============   ============

 Basic and diluted weighted average number
   of common shares outstanding                    3,741,721      3,741,721
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.






















       6                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                  Six months ended June 30,
                                                 ---------------------------
                                                     2008           2007
                                                 ------------   ------------
  REVENUES                                        $3,713,082     $1,936,593
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               884,283        771,313
    Exploration costs                               ( 28,812)         5,651
    General and administrative                       441,600        450,929
    Taxes, other than income
      and payroll taxes                               56,610         48,611
    Provision for depletion,
      depreciation and amortization                  354,059        218,577
    Accretion expense                                 11,621         11,121
    Other costs and expenses                          75,572         24,052
                                                 ------------   ------------
                                                   1,794,933      1,530,254
                                                 ------------   ------------
  OPERATING INCOME                                 1,918,149        406,339
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   42,011         42,180
    Other income                                      18,814         11,981
    Interest expense                                  (1,234)        (1,797)
                                                 ------------   ------------
                                                      59,591         52,364
                                                 ------------   ------------

INCOME BEFORE INCOME TAX PROVISION                 1,977,740        458,703
    Income taxes
      Current                                        274,475         43,425
      Deferred                                      ( 39,000)            --
                                                 -----------    ------------
                                                     235,475         43,425
                                                 ------------   ------------
 NET INCOME                                       $1,742,265       $415,278
                                                 ============   ============



The Accompanying Notes are an Integral Part of These Financial Statements.






       7                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                  Six months ended June 30,
                                                 ---------------------------
                                                     2008           2007
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE - Post Split
   Basic and Diluted Income
     Per Common Share                                $ 0.37         $ 0.09
                                                 ============   ============

 Basic and diluted weighted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============


 EARNINGS PER COMMON SHARE - Pre-Split
   Basic and Diluted Income
     Per Common Share                                $ 0.47         $ 0.11
                                                 ============   ============

 Basic and diluted weighted average number
   of common shares outstanding                    3,741,721      3,741,721
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.






















       8                   PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2008           2007
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $1,742,265      $ 415,278
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  354,059        218,577
      Accretion expense                                 11,621         11,121
      Exploration costs                                (28,812)         5,651
      Severance award agreement                        ( 1,600)        67,400
      Deferred taxes                                  ( 39,000)            --

  Changes in assets and liabilities:
    Increase in trade accounts
      and interest receivable                         (415,879)      ( 94,165)
    Increase in crude oil inventories                   (3,559)        (3,567)
    Decrease in prepaid expenses                        86,521         76,026
    Increase (decrease) in accounts
      Payable and accrued liabilities                    6,539        (90,250)
                                                     ---------       --------
Net cash provided by operating activities            1,712,155        606,071
                                                     ---------       --------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                       2008           2007
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               $(908,263)     $(613,527)
  Redemption of certificate of deposit                      --        200,000
  Increase in short-term investments                  ( 26,346)      ( 23,316)
                                                      --------      ---------
Net cash used in investing activities                 (934,609)      (436,843)
                                                      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit                             --        150,000
   Principal payments on line of credit                     --       (150,000)
   Loans to employees                                   (2,100)        (2,000)
   Principal payments on loans to employees              1,500            500
   Principal payments on long-term debt               ( 13,969)      ( 19,587)
                                                      --------       --------
Net cash used in financing activities                  (14,569)       (21,087)
                                                      --------       --------

Net increase in cash                                   762,977        148,141

Cash at beginning of period                            618,448        619,001
                                                     ---------      ---------
Cash at end of period                               $1,381,425     $  767,142
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the six months for interest        $  1,234       $  1,797
                                                      ========       ========
  Cash paid during the six months for income taxes    $230,085       $  1,125
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.








       10                     PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2008
                                  (UNAUDITED)


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

A summary of the Company's significant accounting policies is contained in its December 31, 2007 Form 10-KSB which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2007 financial statements and notes thereto, contained in the Company's Form 10-KSB.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2008 and December 31, 2007 and the results of its operations and its cash flows for the six month periods ended June 30, 2008 and 2007. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

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

2.  Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 focuses on creating consistency and comparability in fair value measurements. With the exception of certain nonfinancial assets and liabilities, SFAS No. 157 is effective for financial assets and liabilities that are measured at fair value within the financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP)
No. FAS 157-2 to defer SFAS No. 157's effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We currently are evaluating the impact that the provisions of SFAS No. 157 for nonfinancial assets and liabilities may have on our financial statements.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to reduce volatility in reported earnings, caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting rules. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and elected not to apply the fair value option.

In April 2008, the FASB issued Financial Statement Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP No. EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in basic and diluted earnings per share calculations. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We currently are evaluating the impact of adoption that FSP No. EITF 03-6-1 may have on our financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under

SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect the adoption of FSP No. FAS 142-3 to have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 will be effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board (PCAOB's) amendments to AU Section 411. We do not expect the adoption of SFAS No. 162 to have an impact on our financial statements.

3.  Dividends

No cash dividends were paid during the six months ended June 30, 2008 and 2007.

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


6.  Income Tax Provision

The Company recognized a net income tax expense of $235,475 for the first six months of 2008, compared to income tax expense of $43,425 for the same period in 2007. The current tax provision has increased due primarily to higher income as a result of significant market increases in the price of oil for the six months ended June 30, 2008. Income tax benefits were realized by the Company due to the utilization of statutory depletion allowance carryovers that became available to the Company as a result of the significant market increases in the price of oil. Income tax benefits were realized as a result of adjustments to the Company's deferred tax asset valuation allowance account.

Net income tax benefit for the first six months was calculated as follows:

                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax provision     $ 216,900    $ 57,575  $ 274,475
         Deferred tax benefit       ( 30,000)    ( 9,000)  ( 39,000)
                                     -------     -------    -------
                                   $ 186,900    $ 48,575  $ 235,475
                                     =======      ======    =======

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,333,000 as of June 30, 2008. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

7.  Stock Split

On June 5, 2008, the Company's Board of Directors approved a 5 for 4 stock split payable on July 3, 2008, to shareholders of record as of June 24, 2008. The effective date of the split is July 7, 2008.

                                                         Common Stock
                                                           ---------
     Shares outstanding at June 30, 2008                   3,741,721
     Shares issued 5 for 4 stock split July 3, 2008          936,007
                                                           ---------
     Shares outstanding at July 7, 2008                    4,677,728
                                                           =========

All share and per share data for the periods presented have been retroactively restated to reflect this stock split.


9.  Severance Award Agreement

On January 9, 2007, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company. Mr. Alexander serves as the Company's Chief Executive Officer. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of June 30, 2008, the Company intended to deliver the Company's common shares for the Severance Award.


10.  Incentive and Retention Plan

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

11.  Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $201,000 during the first six months of 2008.


12.  Investor Relations Consultants

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


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

Crude oil prices have decreased by approximately $24.25 per barrel as of August 8, 2008, when compared to prices at June 30, 2008.

The Company's Board of Directors recently approved a five-for-four (5 for 4) stock split, which was paid to shareholders on July 3, 2008. Management believes the 25% increase in the number of outstanding shares and the larger public float will help attract additional shareholders.

The Company is currently waiting on the arrival of a drilling rig at its Anderson property in California. The rig will be utilized to drill a new developmental well in the Carneros Creek field, and drilling is expected to begin late in the third quarter of 2008. The well has been designed to penetrate the point-of-rocks formation at a depth of approximately 3,100 feet.

During the week of August 4, 2008, the Company was notified by the Operator of its Texas joint venture that the pipeline and hook-up to the gas sales line has been completed, and the well was scheduled to be cleaned out and put on production during the week of August 11, 2008. The Company intends to issue a news release after gas sales have commenced.

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


ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2008
  COMPARED TO THE QUARTER ENDED JUNE 30, 2007

REVENUES

Oil and gas revenues increased by 91% for the three months ended June 30, 2008 when compared with the same period for 2007. Oil and gas revenues increased by 93% due to higher average crude oil prices for the second quarter of 2008. The average price of the Company's oil and gas for the second quarter of 2008 increased by approximately $57.19 per equivalent barrel when compared to the same period of 2007. Revenues decreased by 2% due to lower crude oil production/shipments. The Company's net revenue share of crude oil production/sales decreased by approximately 326 barrels for the second quarter of 2008.


OPERATING EXPENSES

Operating expenses increased by approximately 13% for the second quarter of 2008. The cost to produce an equivalent barrel of crude oil increased by approximately $3.33 (total cost of approximately $25.56 per equivalent barrel) for the second quarter of 2008 when compared with the second quarter of 2007. The increase in operating expenses of approximately $53,000 was caused by many factors. These include higher costs for down-hole pump repairs, equipment fuel and equipment rental.

Down-hole pump repairs increased by 4.9% due to increased maintenance activity on several of the Company's oil and gas properties. Equipment fuel costs increased by 3.7% due primarily to the higher cost of gasoline and diesel fuel. Equipment rental increased by 3.5% due primarily to the rental of crude oil storage tanks for the Anderson and Santa Fe leases. These tanks were used during and after the fracing of three wells on these leases.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 19% for the second quarter of 2008 when compared with the same period for 2007. Professional fees increased by 8.3% for the three months ended June 30, 2008, due to an increase in consulting services of 4.2%. This was the result of the Company retaining a website design firm to redesign its website. In addition, accounting/audit fees and legal fees each increased by 2%.

Salaries increased by 4.7% due primarily to an increase in salaries and the hiring of a part-time employee that was effective July 1, 2007.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 58% for the second quarter of 2008, when compared with the same period for 2007. The increase is due primarily to a 53.5% increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties which is due to the drilling of three new wells in 2006 and one new well in 2007 and 2008.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007


REVENUES

Oil and gas revenues increased by 91.7% for the six months ended June 30, 2008 when compared with the same period for 2007. Oil and gas revenues increased due to higher average crude oil prices for the first half of 2008. The average price of the Company's oil and gas for the first six months of 2008 increased by approximately $47.81 per equivalent barrel when compared with the same period for 2007. The Company's net revenue share of crude oil production/sales increased by approximately 1,465 barrels for the six months ended June 30, 2008. The increase in production is due primarily to the new wells that had been drilled in prior years on the Company's Anderson lease.


OPERATING EXPENSES

Operating expenses increased by approximately 14.6% for the six months ended June 30, 2008, when compared with the same period for 2007. The cost to produce an equivalent barrel of crude oil increased by approximately $2.25 per barrel (total cost of approximately $24.97 per equivalent barrel) for the six months ended June 30, 2008. The increase in operating expenses of approximately $113,000 was caused by many factors. These include higher costs for down-hole pump repairs, labor, equipment fuel, parts and supplies, equipment rental and insurance. This was offset by lower costs for contract operations, gas engine repairs and outside services.

Down-hole pump repairs increased by 4.3% due to increased maintenance activity on several of the Company's oil and gas properties. Labor costs increased by approximately 4% due primarily to higher overtime hours worked and the addition of two new field employees during the second quarter. Equipment fuel costs increased by 3.3% due primarily to the higher cost of gasoline and diesel fuel. Parts and supplies increased by 2.1% due primarily to increased maintenance activity on the Company's Anderson oil gas property. Equipment rental increased by 2.1% due primarily to the rental of crude oil storage tanks for the Anderson and Santa Fe leases. These tanks were used during and after the fracing of three wells on these leases. Insurance costs increased by 2% due to higher premiums for workers' compensation and employee medical insurance.

Contract operations decreased by 2.2% due to lower costs for the New York gas properties that were shut-in during the first six months of 2008. Gas engine repairs decreased by 1.2% and outside services decreased by 1.1%.


EXPLORATION COSTS

In the first quarter of 2008, the Company received a payment, from its joint venture partner, in the amount of $28,812 for its share of certain tangible completion equipment on an exploratory well that had been abandoned in 2006


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 2% for the six months ended June 30, 2008, when compared with the same period for 2007. Professional fees increased by 8.8% due primarily to an increase in accounting fees. Accounting services increased by 6.6% for the six months ended June 30, 2008, due primarily to an increase in fees for the annual engineering oil and gas reserve report and the compliance costs associated with Sarbanes-Oxley
Section 404, management's report on internal controls over financial reporting. In addition, the Company has also retained a third-party firm to prepare its Federal and state tax returns and to review the Company's preparation of its income tax provision. The remaining increase in professional fees is primarily the result of the Company retaining a website design firm to redesign its website.

Compensation costs decreased by 12% due primarily to the severance award agreement (see footnote 9). The severance award agreement was effective January 9, 2007 and was recorded in the first quarter of 2007.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 62% for the six months ended June 30, 2008, when compared with the same period for 2007. The increase is due primarily to a 57.5% increase in depletion of the Company's oil and gas properties. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties due to the drilling of three new wells in 2006 and one new well in 2007 and 2008 and higher crude oil production sales during the first six months of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $762,977 for the six months ended June 30, 2007. During the first half of 2008, operating activities provided cash of $1,712,155. This was offset by capital expenditures of $908,263 and principal payments on long-term debt totaling $13,969 during the first six months of 2008. See the Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term investments of $1,505,325 that could have provided additional liquidity during the first six months of 2008.

IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the second quarter of 2008 increased by approximately $57.19 when compared with the same period for 2007. Average crude oil prices for the first six months of 2008 increased by approximately $47.81 per equivalent barrel when compared with the same period for 2007. At the end of the second quarter of 2008, crude oil prices had increased by approximately $42.45 per barrel when compared with crude oil prices at December 31, 2007.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable


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

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On June 5, 2008, the Company held its Annual Meeting of Shareholders at the Corporate Offices in Bakersfield, California. At the meeting the holders of our outstanding common stock acted on the following matters:

     (1) The shareholders voted for 5 directors, each to serve for a term of one year. Each nominee received the following votes:

           Name of Nominee             Votes For      Withheld
           ----------------            ---------      --------
           Michael D. Herman           3,499,822        27,072
           John H. Alexander           3,499,822        27,072
           Thomas W. Ladd              3,480,823        46,071
           John E. Turco               3,480,823        46,071
           Gary L. Ronning             3,500,823        26,071

     (2) The shareholders voted for the ratification of the appointment of SingerLewak, LLP as our independent auditors for our fiscal year ending December 31, 2008. Votes cast were as follows:

           Votes For             3,524,272
           Votes Against               279
           Abstain                   2,343


Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits

     a.  Exhibits

         3.1  Registrant's Amended Articles of Incorporation

        31.1 Certification of the Registrant's Principal Executive Officer under Exchange Act Rules 13a-14(a) and 15-d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of the Registrant's Principal Financial Officer under Exchange Act Rules 13a-14(a) and 15-d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of the Registrant's Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of the Registrant's Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 12, 2008
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: August 12, 2008
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer