Form 10-Q
period 2008-09-30
PYRAMID OIL CO
filed 2008-11-14
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2008

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               (Class)                   (Outstanding at September 30,2008)
    COMMON STOCK WITHOUT PAR VALUE                    4,677,728

                      PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                             September 30,  December 31,
                                                 2008           2007
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $1,956,085     $  618,448
  Short-term investments                       2,271,080      1,478,979
  Trade accounts receivable, net                 653,024        643,340
  Interest receivable                              4,579          2,251
  Crude oil inventory                             83,184         71,298
  Prepaid expenses                                54,175        170,913
  Deferred income taxes                           72,000             --
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  5,094,127      2,985,229
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               15,715,290     14,734,929
  Capitalized asset retirement costs             378,065        310,579
  Drilling and operating equipment             2,080,127      2,050,556
  Land, buildings and improvements             1,063,140      1,010,847
  Automotive, office and other
    property and equipment                     1,162,324      1,141,451
                                             ------------   ------------
                                              20,398,946     19,248,362
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (14,563,854)   (14,040,610)
                                             ------------   ------------
                                               5,835,092      5,207,752
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Other assets                                     7,380          7,380
  Assets held for resale                           9,633          9,633
                                             ------------   ------------
                                             $11,196,232     $8,459,994
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,  December 31,
                                                 2008           2007
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $   88,385     $  108,500
  Accrued professional fees                       71,790         54,165
  Accrued taxes, other than income taxes          38,122         61,684
  Accrued payroll and related costs               53,713         57,647
  Accrued royalties payable                      209,130        212,916
  Accrued insurance                                6,600         65,999
  Accrued income taxes                           166,357        145,815
  Current maturities of long-term debt            23,670         26,868
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               657,767        733,594
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         26,703         44,542
                                             ------------   ------------
DEFERRED TAXES                                   251,000             --
                                             ------------   ------------
LIABILITY FOR SHARE BASED COMPENSATION                --         67,000
                                             ------------   ------------
LIABILITY FOR ASSET RETIREMENT OBLIGATION      1,144,857      1,010,903
                                             ------------   ------------

COMMITMENTS (Note 3)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    4,677,728 shares issued and
    outstanding                                1,137,010      1,071,610
  Retained earnings                            7,978,895      5,532,345
                                             ------------   ------------
                                               9,115,905      6,603,955
                                             ------------   ------------
                                             $11,196,232     $8,459,994
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.


                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended       Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                 2008        2007         2008        2007
                               ---------   ---------    ---------   ---------
REVENUES
 Oil and gas sales            $1,999,119  $1,168,440   $5,712,201  $3,105,033
 Gain on sale of
   fixed assets                      500     440,473          500     440,473
                               ---------   ---------    ---------   ---------
                               1,999,619   1,608,913    5,712,701   3,545,506
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Operating expenses             548,991     417,901    1,433,274   1,189,214
  Exploration costs                   --       1,036      (28,812)      6,687
  General and administrative     298,759     265,685      740,359     716,614
  Taxes, other than income
    and payroll taxes             42,481      30,301       99,091      78,912
  Provision for depletion,
    depreciation and
    amortization                 169,185     113,976      523,244     332,553
  Accretion expense               54,847       5,466       66,468      16,587
  Other costs and expenses        25,643       7,589      101,215      31,641
                               ---------   ---------    ---------   ---------
                               1,139,906     841,954    2,934,839   2,372,208
                               ---------   ---------    ---------   ---------
OPERATING INCOME                 859,713     766,959    2,777,862   1,173,298
                               ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                 22,661      20,873       64,672      63,053
  Other income                     5,217       4,305       24,031      16,286
  Interest expense                 ( 529)     (   75)      (1,763)     (1,872)
                               ---------   ---------    ---------   ---------
                                  27,349      25,103       86,940      77,467
                               ---------   ---------    ---------   ---------
INCOME BEFORE INCOME
 TAX PROVISION                   887,062     792,062    2,864,802   1,250,765
  Income tax provision (benefit)
     Current                     (35,223)    139,650      239,252     183,075
     Deferred                    218,000          --      179,000          --
                               ---------   ---------    ---------   ---------
                                 182,777     139,650      418,252     183,075
                               ---------   ---------    ---------   ---------
NET INCOME                    $  704,285   $ 652,412   $2,446,550  $1,067,690
                               =========   =========    =========   =========

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three months ended       Nine months ended
                                   September 30,            September 30,
                               ---------------------    ---------------------
                                 2008        2007         2008        2007
                               ---------   ---------    ---------   ---------

EARNINGS PER COMMON SHARE

  Basic and diluted income
    Per common share              $0.15       $0.14        $0.52       $0.23
                               =========   =========    =========   =========

Basic and diluted weighted
  average number of common
  shares outstanding            4,677,728   4,677,728    4,677,728   4,677,728
                                =========   =========    =========   =========


  The Accompanying Notes Are an Integral Part of These Financial Statements.




























       6                   PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                       Nine months ended
                                                         September 30,
                                                  ---------------------------
                                                      2008           2007
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $2,446,550     $1,067,690

  Adjustments to reconcile net income
    to cash provided by
    operating activities:
      Provision for depletion,
        depreciation and amortization                  523,244        332,553
      Gain on sale of real property                       (500)      (440,473)
      Accretion expense                                 66,468         16,587
      Severance award agreement                         (1,600)        66,200
      Exploration costs                                (28,812)         6,687
      Deferred income taxes                            179,000             --

  Changes in assets and liabilities:
    (Increase) decrease in trade accounts
      and interest receivable                          (12,012)        27,413
    Increase in crude oil inventories                  (11,886)       (18,412)
    Decrease in prepaid expenses                       116,738        104,086
    Decrease in accounts payable
      and accrued liabilities                          (72,629)        (5,483)
                                                     ---------      ---------
Net cash provided by operating activities            3,204,561      1,156,848
                                                     ---------      ---------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                      Nine months ended
                                                        September 30,
                                                  ---------------------------
                                                       2008           2007
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from redemption of
    certificate of deposit                          $       --    $   200,000
  Purchase of short-term investments                  (750,000)      (180,000)
  Increase in short-term investments                   (42,101)       (34,892)
  Proceeds from sale of fixed assets                       500        448,471
  Capital expenditures                              (1,054,286)      (743,402)
                                                     ---------      ---------
Net cash used in investing activities               (1,845,887)      (309,823)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit                             --        150,000
   Principal payments on line of credit                     --       (150,000)
   Loans to employees                                   (2,100)        (2,000)
   Principal payments on loans to employees              2,100          1,600
   Principal payments on long-term debt               ( 21,037)      ( 28,351)
                                                     ---------       --------
Net cash used in financing activities                 ( 21,037)      ( 28,751)
                                                     ---------       --------

Net increase in cash                                 1,337,637        818,274

Cash at beginning of period                            618,448        619,001
                                                     ---------      ---------
Cash at end of period                               $1,956,085     $1,437,275
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the nine months for interest       $  1,763       $  1,872
                                                      ========       ========
  Cash paid during the nine months for income taxes   $232,585       $ 26,125
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.



       8                      PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2008 and December 31, 2007 and the results of its operations and its cash flows for the nine month periods ended September 30, 2008 and 2007. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

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

2.  Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 focuses on creating consistency and comparability in fair value measurements. With the exception of certain nonfinancial assets and liabilities, SFAS No. 157 is effective for financial assets and liabilities that are measured at fair value within the financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2 to defer SFAS No. 157's effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted SFAS No. 157 on January 1, 2008 and elected not to apply the fair value option.

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

In March 2008 the FASB issued SFAS 151 "Disclosures about Derivative instruments and Hedging Activities - an amendment of FASB Statement No. 133". This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15,2008; earlier adoption is encouraged. We do not expect the adoption of SFAS No. 151 to have an impact on our financial statements.

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

In March 2008 the FASB issued SFAS 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; earlier adoption is encouraged. We do not expect the adoption of SFAS 161 to have an impact on our financial statements.

In December 2007 the FASB issued SFAS 160 Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This Statement establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parents owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. We do not expect the adoption of SFAS 160 to have an impact on our financial statements.

In December 2007, the FASB issued No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141 to have an impact on our financial statements.

3.  Dividends

No cash dividends were paid during the nine months ended September 30, 2008 and 2007.

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

The Company files income tax returns in the U.S. federal jurisdiction, California and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2005. State jurisdictions that remain subject to examination range from 2004 to 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

6.  Income Tax Provision

The Company recognized a net income tax expense of $418,252 for the first nine months of 2008, compared to income tax expense of $183,075 for the same period in 2007. Income tax expense has increased due primarily to the recognition of deferred income tax provision of $179,000.

Net income tax expense for the first nine months was calculated as follows:

                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax provision     $ 189,739    $ 49,513  $ 239,252
         Deferred tax provision      139,000      40,000    179,000
                                     -------     -------    -------
                                   $ 328,739    $ 89,513  $ 418,252
                                     =======      ======    =======

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Net deferred income tax assets have been offset by a valuation allowance of $1,742,000 as of September 30, 2008. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.


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

8.  Severance Award Agreement

On January 9, 2007, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded a liability for share-based compensation of $67,000. Mr. Alexander serves as the Company's Chief Executive Officer. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of September 30, 2008, the Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with SFAS 123(R), management has reclassified the liability for share-based compensation to stockholders' equity.


9.  Incentive and Retention Plan

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

10.  Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $364,000 during the first nine months of 2008.


11.  Investor Relations Consultants

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


Item 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

Crude oil prices have decreased by approximately $45.20 per barrel as of November 12, 2008, when compared with prices at September 30, 2008.

Management has implemented operational and developmental changes to react to the decline in crude oil prices and the expected decline in earnings. In late October, management postponed the drilling of a planned developmental oil well on one of the Company's existing oil and gas properties until sometime in 2009. This was done in anticipation of additional declines in crude oil values.

Although management expects significant reductions in revenues and earnings in the near future, the Company is financially and operationally positioned to withstand these conditions. The Company has in excess of $4,000,000 in cash and short-term investments (CD's), less than $30,000 in long-term debt and no obligatory capital projects scheduled. Operationally, management has used cash generated by prior months of high oil prices to complete its programs of up-grading Company wells, facilities and equipment.

The Company's Texas joint venture is currently producing natural gas at much smaller rates than previously expected. The consensus opinion of participants on the project is that the well has a skin damage condition (a condition that prevents the entry of gas into the well bore). A small workover and an acid job are being proposed to remedy the problem. Additionally, the participants in the joint venture are currently considering a change in operator on the project.

Management believes there may be new opportunities in this period of declining crude oil values to seek out existing oil and gas production that could be available for acquisition.

The Company's growth during the balance of 2008 will be highly dependant on the success of its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's future capital investment program may be modified due to exploration and development successes or failures, market conditions and other variables.

The production and sales of oil and gas involve many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself over the past several years to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited workovers of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2008 by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2008 and 2007. The Company retains outside consultants to assist it in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2008
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2007

REVENUES

Oil and gas revenues increased by 71% for the three months ended September 30, 2008 when compared with the same period for 2007. Oil and gas revenues increased by 63% due to higher average crude oil prices for the third quarter of 2008. The average price of the Company's oil and gas for the third quarter of 2008 increased by approximately $40.41 per equivalent barrel when compared to the same period of 2007. Revenues increased by 8% due to higher crude oil production/shipments. The Company's net revenue share of crude oil production/sales increased by approximately 1,400 barrels for the third quarter of 2008. The increase in production/sales volume is due primarily to the drilling of new wells on the Anderson lease and fracturing procedures that were done in the first quarter of 2008.

Gain on Sale of Fixed Assets - The amounts for the three months ended September 30, 2007 reflects a gain on the sale of real property (160 acres of grazing land). The Proceeds from the sale were $448,471 for a gain on the sale of real property before taxes of $440,473.


OPERATING EXPENSES

Operating expenses increased by approximately 31% for the third quarter of 2008. The cost to produce an equivalent barrel of crude oil increased by approximately $5.31 per barrel (total cost of approximately $30.24 per equivalent barrel) for the third quarter of 2008 when compared with the third quarter of 2007. The increase in operating expenses of approximately $131,000 was due to many factors. These include higher costs for down-hole pump repairs, labor, equipment fuel, parts and supplies, equipment rental and insurance.

Down-hole pump repairs increased by approximately 6% due to the replacement of down-hole pumps with more expensive pumps that are more efficient and have better longevity. Labor costs increased by approximately 6% due primarily to an increase in overtime wages and the addition of one full-time and one part-time employee in 2008. Equipment fuel increased by approximately 4% due primarily to the increased per unit costs of gasoline and diesel fuel during the first nine months of 2008. Repair and maintenance parts and supplies increased by approximately 3.5% due to increased levels of repair and maintenance activities. Equipment rental increased by approximately 3% due primarily to the rental of crude oil storage tanks for the new wells that have been drilled in 2007 and 2008 on the Anderson and Santa Fe leases. The Company also rented crude oil storage tanks for the three wells that were fraced in the first quarter of 2008.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately 12% for the quarter ended September 30, 2008, when compared with the same period for 2007. Legal fees increased by approximately 14% due to services that were rendered for the stock split that was declared on June 5, 2008 (see footnote 7), increased costs for compliance with SEC filings and general corporate matters. Accounting services decreased by 17% for the quarter ended September 30, 2008, due primarily to a decrease in fees for compliance costs associated with Sarbanes-Oxley Section 404, management's report on internal controls over financial reporting. Compensation costs increased by 8% due primarily to an increase in annual salaries that was effective June 1, 2008.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 48% for the quarter ended September 30, 2008, when compared with the same period for 2007. The increase is due primarily to a 43% increase in depletion of the Company's oil and gas properties. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties due to the drilling of three new wells in 2006 and one new well in 2007 and 2008 and higher crude oil production sales during the third quarter of 2008.


ACCRETION EXPENSE

The increase in accretion expense of $49,381 for the quarter ended September 30, 2008, is due primarily to an increase in the Company's liability for asset retirement obligations (ARO). The adjustment to the ARO is due to an increase in the estimated costs associated with the retirement of its oil and gas properties.


OTHER COSTS AND EXPENSES

Other costs and expenses increased by approximately $18,000 for the third quarter of 2008, when compared with the same period for 2007. The increase is due to the retention of an investor relations consultant at a monthly fee of $5,000 that was effective March 12, 2008 (see footnote 12). The remaining increase in costs is due to an increase in the annual listing fees for the American Stock Exchange.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Oil and gas revenues increased by approximately 84% for the nine months ended September 30, 2008 when compared with the same period for 2007. Oil and gas revenues increased by 78% due to higher average crude oil prices for the nine months ended September 30, 2008. The average price of the Company's oil and gas for the first nine months of 2008 increased by approximately $45.40 per equivalent barrel when compared with the same period for 2007. Revenues increased by 6% due to higher crude oil production/shipments. The Company's net revenue share of crude oil production/sales increased by approximately 2,900 barrels for the nine months ended September 30, 2008. The increase in production/sales volume is due primarily to the drilling of new wells on the Anderson lease and fracturing procedures that were done in the first quarter of 2008.


OPERATING EXPENSES

Operating expenses increased by approximately 21% for the nine months ended September 30, 2008, when compared with the same period for 2007. The cost to produce an equivalent barrel of crude oil increased by approximately $3.30 per barrel (total cost of approximately $26.76 per equivalent barrel) for the nine months ended September 30, 2008. The increase in operating expenses of approximately $244,000 was due to many factors. These include higher costs for down-hole pump repairs, labor, equipment fuel, parts and supplies, equipment rental and insurance. This was offset by lower costs for contract operations and outside services.

Down-hole pump repairs increased by approximately 5% due to the replacement of down-hole pumps with more expensive pumps that are more efficient and have better longevity. Labor costs increased by approximately 5% due primarily to an increase in overtime wages and the addition of one full-time and one part-time employee in 2008. Equipment fuel increased by approximately 3.4% due primarily to the increased per unit costs of gasoline and diesel fuel during the first nine months of 2008. Repair and maintenance parts and supplies increased by approximately 2.6% due to increased levels of repair and maintenance activities. Equipment rental increased by approximately 2.3% due primarily to the rental of crude oil storage tanks for the new wells that have been drilled in 2007 and 2008 on the Anderson and Santa Fe leases. The Company also rented crude oil storage tanks for the three wells that were fraced in the first quarter of 2008. Insurance costs increased by approximately 2% due to higher premiums for workers' compensation and employee medical insurance. Contract operations decreased by approximately 2% due to lower costs for the New York gas properties that were shut-in during the first nine months of 2008. Waste water disposal decreased by approximately 1%.





<PAGE 19>

EXPLORATION COSTS

In the first quarter of 2008, the Company received a payment, from its joint venture partner, in the amount of $28,812 for its share of certain tangible completion equipment on an exploratory well that had been abandoned in 2006.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 3% for the nine months ended September 30, 2008, when compared with the same period for 2007. Legal fees increased by approximately 6% due to services that were rendered for the stock split that was declared on June 5, 2008 (see footnote
7), increased costs for compliance with SEC filings and general corporate matters. Accounting services decreased by 2% for the nine months ended September 30, 2008, due primarily to a decrease in fees for compliance costs associated with Sarbanes-Oxley Section 404, management's report on internal controls over financial reporting. Compensation costs decreased by 4% due primarily to the severance award agreement (see footnote 8). The severance award agreement was effective January 9, 2007 and was recorded in the first quarter of 2007.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by 57% for the nine months ended September 30, 2008, when compared with the same period for 2007. The increase is due primarily to a 52% increase in depletion of the Company's oil and gas properties. The increase in depletion is due primarily to an increase in the depletable base of oil and gas properties due to the drilling of three new wells in 2006 and one new well in 2007 and 2008 and higher crude oil production sales during the first nine months of 2008.

ACCRETION EXPENSE

The increase in accretion expense of $49,881 for the nine months ended September 30, 2008, is due primarily to an increase in the Company's liability for asset retirement obligations (ARO). The adjustment to the ARO is due to an increase in the estimated costs associated with the retirement of its oil and gas properties.


OTHER COSTS AND EXPENSES

Other costs and expenses increased by approximately $70,000 for the nine months ended September 30, 2008, when compared with the same period for 2007. The increase is due to the retention of an investor relations consultant at a monthly fee of $5,000 that was effective March 12, 2008 (see footnote 12). The remaining increase in costs is due to an increase in the annual listing fees for the American Stock Exchange (AMEX) and the payment of a one-time fee to the AMEX for the stock split that was declared on June 5, 2008 (see footnote 7).

IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the third quarter of 2008 increased by approximately $40.41 when compared with the same period for 2007. Average crude oil prices for the first nine months of 2008 increased by approximately $45.40 per equivalent barrel when compared with the same period for 2007. At the end of the third quarter of 2008, crude oil prices had increased by approximately $4.35 per barrel when compared with crude oil prices at December 31, 2007.


LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $1,337,637 for the nine months ended September 30, 2008. During the first nine months of 2008, operating activities provided cash of $3,204,561. This was offset by capital expenditures of $1,054,286, purchases of short-term investments of $750,000 and principal payments on long-term debt totaling $21,037 during the first nine months of 2008. See the Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term investments of $2,271,080 that could have provided additional liquidity during the first nine months of 2008.


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

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 14, 2008
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: November 14, 2008
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer