Form 10-K
period 2008-12-31
PYRAMID OIL CO
filed 2009-03-31
CIK 81318

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2008

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to


                        Commission File Number 0-5525


                             PYRAMID OIL COMPANY
           (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     94-0787340
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        2008 - 21st. Street, P. O. Box 832                 93302
              Bakersfield, California
      (Address of principal executive offices)           (Zip Code)

   Registrant's telephone number:  (661) 325-1000

Securities registered pursuant to Section 12 (b) of the Exchange Act:

     Title of each class         Name of each exchange on which registered

        Common Stock                            NYSE AMEX


Securities registered pursuant to Section 12 (g) of the Exchange Act: NONE


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

        Large accelerated filer [ ]         Accelerated filer [ ]
        Non-accelerated filer [ ]           Smaller reporting company [x]

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

  The aggregate market value on December 31, 2008, of the voting shares held by non-affiliates was approximately $11,268,000 based on the closing sales price of the registrant's Common Stock on such date.

  At March 30, 2009, there were 4,677,728 shares of Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

                          PYRAMID OIL COMPANY
                     2008 FORM 10-K ANNUAL REPORT

                          Table of Contents

                                                                Page
                               PART I

Item  1.    Business   . .  . .  . .  . .  . .  . .  . .          5

Item 1A.    Risk Factors    . .  . .  . .  . .  . .  . .          9

Item 1B.    Unresolved Staff Comments   .  . .  . .  . .         14

Item  2.    Properties . .  . .  . . .  .  . .  . .  . .         14

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         18

Item  4.    Submission of Matters to a Vote of
              Security Holders.  . .  . .  . .  . .  . .         18

                               PART II

Item  5.    Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer
              Purchases of Equity Securities .  . .  . .         18

Item  6.    Selected Financial Data   . .  . .  . .  . .         19

Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                20

Item 7A.    Quantitative and Qualitative Disclosures
              About Market Risk   .  . .  . .  . .  . .          28

Item  8.    Financial Statements and Supplementary Data          31

Item  9.    Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure             65

Item  9A(T).  Controls and Procedures  . .  .   . .  . .         65

Item  9B.   Other Information . . . . . .  . .  . .  . .         66

                               PART III

Item 10.    Directors, Executive Officers, and
              Corporate Governance    . .  . .  . .  . .         66

Item 11.    Executive Compensation .  . .  . .  . .  . .         67

Item 12.    Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters  .  . .  . .  . .  . .         67

Item 13.    Certain Relationships and Related Transactions,
              and Director Independence                          67

Item 14.    Principal Accountant Fees and Services   . .         68


                               PART IV

Item 13.    Exhibits, Financial Statement Schedules  . .         68




CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS

Pyramid Oil Company is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect the Company and to take advantage of the "safe harbor" protection for forward-looking statements afforded under the federal securities laws. Statements made in this Annual Report on Form 10-K may be forward-looking statements. In addition, from time to time, the Company may otherwise make forward-looking statements to inform existing and potential security holders about the Company. These statements may include projections and estimates concerning the timing and success of specific projects and the Company's future (1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

                                   PART I
                                   ------

ITEM 1 -  BUSINESS

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

OIL AND GAS PRODUCTION OPERATIONS

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. Nine of these properties were shut-in during or as of December 31, 2008. All of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions.

During 2008, the Company operated 19 leases within California, 15 of these leases had total annual gross oil production exceeding 1,000 barrels per lease. Production activities primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 121 wells, and of these, approximately 61 were in operation during 2008. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming, Texas and New York.

MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 65.3% and 32.3%, respectively, of Pyramid's crude oil and gas sales in 2008. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. ConocoPhillips, and its predecessors, and Kern Oil have been customers of the Company for over twenty years. Natural gas is sold to companies in the area of operations.
The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year.


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


COMMITMENTS AND CONTINGENCIES

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include down-hole plugging and abandonment of wells, future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have been accrued and recorded in the financial statements. See
Note 9 of Notes to Financial Statements included in Item 8 of this Form
10-K.


OTHER

The Company employed thirteen full-time and two part-time people as of December 31, 2008. Three full-time and two part-time people were office or administrative personnel, and the rest of whom were field personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union or labor contracts.

The Company had no material research and development costs for the three years ended December 31, 2008.

All of the Company's revenues during 2008 were derived from domestic sources.

The Company does not have any patents or trademarks, and it does not believe that its business or operations are dependent upon owning any patents or trademarks.

ITEM 1A - RISK FACTORS

In addition to other information in this annual report, the following risk factors should be carefully considered in evaluating the Company's business because such factors may have a significant impact on the Company's business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact the Company's business, operating results, liquidity and financial condition. If any such risks occur, the Company's business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of the Company's securities could decline, and you may lose all or part of YOUR INVESTMENT in the Company.

   RISKS RELATING TO THE COMPANY'S BUSINESS AND THE OIL AND GAS INDUSTRY

THE COMPANY'S FUTURE PERFORMANCE IS DEPENDENT UPON THE COMPANY'S ABILITY TO CONTINUE TO IDENTIFY, ACQUIRE AND DEVELOP ADDITIONAL OIL AND GAS PROPERTIES, THE FAILURE OF WHICH COULD RESULT IN UNDER USE OF CAPITAL AND LOSSES.

The Company's future performance depends upon the Company's ability to continue to identify, acquire and develop additional oil and gas reserves that are economically recoverable. The Company's success will depend upon the Company's ability to continue to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the Company's ability to develop additional prospects that contain proven oil and gas reserves to the point of production. The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that the Company's future exploitation and development activities will result in the discovery of additional reserves.

THE COMPANY HAS A VERY SMALL MANAGEMENT TEAM AND THE LOSS OF ANY MEMBER OF THE COMPANY'S TEAM MAY PREVENT US FROM IMPLEMENTING THE COMPANY'S BUSINESS PLAN IN A TIMELY MANNER.

The Company currently has two executive officers and a small number of full time employees and consultants upon whom the Company's success largely depends. We do not maintain key person life insurance policies on the Company's executive officers or consultants, the loss of which could seriously harm the Company's business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace the Company's executive officers or consultants in a timely manner, or at all, on acceptable terms.

THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE, AND THE COMPANY MAY NOT HAVE SUFFICIENT RESOURCES TO COMPETE EFFECTIVELY.

The oil and gas industry is highly competitive. The Company competes with oil and natural gas companies and other individual producers and operators, many of which have substantially greater financial and other resources than the Company. The Company's larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than the Company can and may enjoy a competitive advantage in the recruitment of qualified personnel. Competitors may be able to absorb the burden of any changes in laws and regulations in the jurisdictions in which the Company does business and handle longer periods of reduced prices for oil and gas more easily than we can. The Company's competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than the Company can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than the Company can. The Company's ability to acquire additional properties in the future will depend upon the Company's ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

THE COMPANY'S EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS WHICH MAY AFFECT THE COMPANY'S COSTS OF OPERATIONS.

In general, the Company's exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, the Company is subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations are frequently changed and any such changes may have material adverse effects on the Company's activities. The Company is unable to predict the ultimate cost of compliance with such laws and regulations. Generally, environmental requirements do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry. To date the Company has not been required to spend any material amounts on compliance with environmental regulations. However, the Company may be required to do so in future and this may affect the Company's ability to expand or maintain the Company's operations.

ANY CHANGE TO GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON THE COMPANY'S ABILITY TO OPERATE AND THE COMPANY'S PROFITABILITY.

The business of oil and gas exploration and development is subject to substantial regulation under federal, state, local and foreign laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and development operations could have a material adverse impact on the Company's business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the Company's oil and gas properties and the oil and gas industry generally, will not be changed in a manner which may adversely affect the Company's progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of the Company's activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect the Company's exploration and development activities.

THE COMPANY IS REQUIRED TO REPLACE, MAINTAIN OR EXPAND THE COMPANY'S OIL AND GAS RESERVES IN ORDER TO PREVENT THE COMPANY'S FUTURE RESERVES AND PRODUCTION FROM DECLINING, WHICH WOULD ADVERSELY AFFECT FUTURE CASH FLOWS AND INCOME.

In general, production from oil and gas properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. The Company's future oil and gas production is highly dependent upon the Company's ability to economically find, develop, acquire and maintain reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for oil and gas or an increase in finding and development costs, and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand the Company's asset base of oil and gas reserves would be impaired. Even with sufficient available capital, the Company's future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

THE OIL AND GAS EXPLORATION AND PRODUCTION INDUSTRY IS HISTORICALLY A CYCLICAL INDUSTRY AND MARKET FLUCTUATIONS IN THE PRICES OF OIL AND GAS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond the Company's control. These factors include:

     - weather conditions in the United States and where the Company's property interests are located;

     - economic conditions, including demand for petroleum-based products, in the United States and the rest of the world;

     - actions by OPEC, the Organization of Petroleum Exporting Countries; political instability in the Middle East and other major oil and gas producing regions;

     -  governmental regulations;

     -  domestic tax policy;

     -  the price of foreign imports of oil and gas;

     -  the cost of exploring for, producing and delivering oil and gas;

     -  the discovery rate of new oil and gas reserves;

     -  the rate of decline of existing and new oil and gas reserves;

     -  available pipeline and other oil and gas transportation capacity;

     -  the ability of oil and gas companies to raise capital;

     -  the overall supply and demand for oil and gas; and

     -  the availability of alternate fuel sources.

Changes in commodity prices may significantly affect the Company's capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Changes in commodity prices may also significantly affect the Company's ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

EXPLORATORY AND DEVELOPMENTAL DRILLING AND PRODUCTION OPERATIONS INVOLVES MANY RISKS THAT ARE OUTSIDE THE COMPANY'S CONTROL AND WHICH MAY RESULT IN A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

The business of exploring for, developing and producing oil and gas involves a substantial risk of investment loss. Drilling and operating oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, power outages, gas leakage, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be economically produced from all properties in which the Company has interests.

AT TIMES THE COMPANY PARTICIPATES IN JOINT VENTURES WHEREIN THE COMPANY IS DEPENDANT UPON THE EFFORTS OF VARIOUS THIRD PARTIES THAT THE COMPANY DOES NOT CONTROL AND, AS A RESULT, THE COMPANY MAY NOT BE ABLE TO CONTROL THE TIMING OF DEVELOPMENT EFFORTS, ASSOCIATED COSTS, OR THE RATE OF PRODUCTION OF RESERVES (IF ANY).

The success of the Company's business interests in certain joint ventures, where the Company owns less than a majority interest depends upon the efforts of various third parties that the Company does not control. As a result, the Company may have limited ability to exercise influence over certain joint venture decisions, operations or costs in certain joint venture activities. The Company's dependence on the operator and, where applicable, other working interest owners for these projects and the Company's limited ability to influence operations and associated costs could prevent the Company from realizing targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on joint venture properties operated by others depend upon a number of factors that will be largely outside of the Company's control, including:

     -  the timing and amount of capital expenditures;

     -  the operator's expertise and financial resources;

     -  approval of other participants in drilling wells;

     -  selection of technology;

     -  the rate of production of the reserves; and

     - the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

The Company relies upon various consultants and service companies to provide us with technical assistance and services. The Company relies upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although the Company's management has relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such consultants or services in the future.

                    RISKS RELATED TO THE COMPANY

THE COMPANY' BY-LAWS CONTAIN PROVISIONS INDEMNIFYING THE COMPANY'S OFFICERS AND DIRECTORS.

The Company's by-laws provide the indemnification of the Company's directors and officers to the fullest extent legally permissible under the California corporate law against all expenses, liability and loss reasonably incurred or suffered by him in connection with any action, suit or proceeding. Furthermore, the Company's by-laws provide that the Company's board of directors may cause the Company to purchase and maintain insurance for the Company's directors and officers.

THE COMPANY'S BY-LAWS DO NOT CONTAIN ANTI-TAKEOVER PROVISIONS AND THUS THE COMPANY'S MANAGEMENT AND DIRECTORS MAY CHANGE IF THERE IS A TAKE-OVER OF THE COMPANY.

We do not currently have a shareholder rights plan or any anti-takeover provisions in the Company's by-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of the Company. If there is a take-over of the Company, the Company's management and directors may change.


ITEM 1B - UNRESOLVED STAFF COMMENTS

        None


ITEM 2 - PROPERTIES

(a)  DESCRIPTION OF PROPERTIES

The principal assets of the Company consist of proven and unproven oil and gas properties, oil and gas production related equipment and developed and undeveloped real estate holdings. The Company's oil and gas properties are located exclusively in the continental United States, in California, Wyoming, Texas and New York.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had proved undeveloped reserves of 9,500 and 79,600 at January 1, 2008 and 2007, respectively. The
Company had no significant proved undeveloped properties at January 1, 2006, 2005 and 2004.

(b)  OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by SI International, Inc., independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
     January 1, 2009               471,000             155,000
                2008               806,000             331,000
                2007               741,000              65,000
                2006               715,000              94,000
                2005               522,000              83,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2008.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues before income taxes to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $4,106,000 at December 31, 2008, $27,414,000 at December 31, 2007, $12,358,000 at December
31, 2006, $12,694,000 at December 31, 2005, and $4,643,000 at December 31,
2004.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2008      2007      2006       2005       2004
                       ----      ----      ----       ----       ----
Crude oil (Bbls)      65,000    67,000    66,000     71,000     72,000

Natural gas (MCF)      5,000     5,000     7,000      7,000      8,300


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2008       2007      2006      2005       2004
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $93.47     $67.83    $58.88    $47.96     $36.24
                       =====      =====     =====     =====      =====
  Natural gas         $ 7.94     $ 7.16    $ 7.28    $ 6.77     $ 5.89
                       =====      =====     =====     =====      =====

Production costs      $27.20     $24.00    $22.80    $19.30     $18.20
                       =====      =====     =====     =====      =====

The average selling price of the Company's crude oil at December 31, 2008, was approximately $34.11 per barrel and the average selling price of the Company's natural gas at December 31, 2008, was approximately $7.20 per MCF.

As of December 31, 2008, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
                     148       132              21,387     5,844
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

The Company drilled one well in 2008 on the Santa Fe lease. The Company also participated as a non-operator, along with a group of partners, in the drilling of a natural gas well in Texas, that was completed in 2008. The Company drilled two wells in 2007 on the Anderson lease. The Company drilled four new wells in 2006, two on the Santa Fe lease, one on the Anderson lease and one joint-venture well. The Company participated with one other oil company as non-operator in the drilling of the joint venture well in 2006. The Company drilled two new wells in 2004, one on the Santa Fe lease and one joint-venture well. The Company participated with two other oil companies as operator in the drilling of the joint venture well in 2004. The Company also drilled a well in 2003 on the Anderson lease in the Carneros Creek Field.
No wells were drilled in 2005.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 2008, Pyramid held positions in unproven acreage in the following locations:

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


(c)  REAL PROPERTY OWNED

Pyramid owned the following real property as of December 31, 2008, all located in California.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
           AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the NYSE AMEX under the symbol "PDO". The following are high and low sales prices for each quarter of 2008 and 2007, and reflect inter-dealer prices without retail markup, markdown or commission.

                                        High         Low
                                        ----        -----
    Fiscal Quarter Ending 2008
         March 31,                   $ 3.9500      $3.1000
         June 30,                     46.0000       3.2000
         September 30,                38.2000       5.7000
         December 31,                  6.5000       2.7100
    Fiscal Quarter Ending 2007
         March 31,                     4.4000       3.5000
         June 30,                      3.9900       3.1100
         September 30,                 3.7500       3.1000
         December 31,                  4.0000       2.9100

At December 31, 2008, the Company had 254 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company did not repurchase any securities during 2008, or issue any securities during 2008 that were not registered under the Securities Act of 1933.

On June 5, 2008, the Company's Board of Directors approved a 5 for 4 stock split payable on July 3, 2008, to shareholders of record as of June 24, 2008. The effective date of the split is July 7, 2008.

On March 28, 2006, the Company's Board of Directors approved a 3 for 2 stock split payable on May 1, 2006, to shareholders of record as of April 17, 2006.


ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data is not necessarily indicative of our future financial position or results of future operations, and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

                                            Years Ended December 31,
                                      (In thousands except per share data)
                                    2008     2007     2006     2005     2004
                                    ----     ----     ----     ----     ----
STATEMENT OF OPERATIONS DATA
  Total Revenue                    $6,611   $4,945   $3,958   $3,761   $2,927
  Income from Operations            1,094    1,767      923    1,087      530
  Net Income                        1,514    1,495      949    1,089      612
  Net Income per Share
    Basic and Diluted               $0.32    $0.32     $0.20   $0.23    $0.13
  Weighted Average Number of
    Shares Outstanding
    Basic and Diluted               4,678    4,678     4,678   4,678    4,678

BALANCE SHEET DATA
  Cash and Cash Equivalents        $1,794   $  618    $  619   $1,333  $  816
  Short-term Investments            2,789    1,479     1,451    1,409     850
  Total Assets                     10,177    8,460     6,696    5,907   4,624
  Notes Payable                        45       71        37       64     115
  Stockholders' Equity              8,352    6,604     5,109    4,160   3,071
  Total Liabilities and
    Stockholders' Equity           10,177    8,460     6,696    5,907   4,624

PER SHARE DATA
  Net Book Value per
    Common Share                    $1.79    $1.41     $1.09    $0.89   $0.66
  Common Shares Outstanding         4,678    4,678     4,678    4,678   4,678

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


IMPACT OF CHANGING PRICES

Average prices increased by approximately $26.20 per equivalent crude oil and gas barrel sold during 2008 as compared with average prices for 2007. In 2008 there were 250 separate crude oil price changes, as compared with 246 price changes in 2007. The difference between the highest ($137.25) and lowest ($25.80) posted prices in 2008 was $111.45 per barrel. By comparison, this same differential in 2007 was $47.30 per barrel.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investments of $4,583,000 at December 31, 2008, for a net increase of $2,485,000, when compared to December 31, 2007. Short-term investments consist of certificates of deposit having original maturities of three months or more. Operating activities generated cash of $3,638,000 during 2008. During 2008, cash was consumed by purchase of short-term investments of $1,250,000, capital spending of $1,127,000 and principal payments on the Company's long-term debt totaling $27,000. The components of the changes in cash for 2008 are described in the Statements of Cash Flows included in Item 7 of this Form 10-K. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. A $500,000 line of credit, unused at December 31, 2008, also provided additional liquidity during 2008.

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

     As of December 31, 2008, the amount of cash, cash equivalents, and short term investments was equal to $4,583,000 in the aggregate.

     As of December 31, 2008, the Company had approximately $5,173,000 in current assets, and only $653,000 of current liabilities.

     As of December 31, 2008, the Company had only $21,000 of long-term indebtedness (net of current maturities).

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

The Company drilled two wells in the years ended December 31, 2008 and 2007. The Company drilled four wells in the year ended December 31, 2006. The Company drilled two wells in the year ended December 31, 2004. No wells were drilled in 2005. Two of the wells drilled, one each in 2006 and 2004 were exploratory wells. The exploratory wells drilled in 2004 and 2006 were abandoned due to non-economic production of crude oil.

The Company's crude oil reserves for the year ended December 31, 2008 decreased due primarily to a decrease in crude oil sales prices. Proved developed producing crude oil reserves decreased by 213,000 barrels at December 31, 2008. The crude oil prices at the end of a given year are one of the most significant factors used to determine the value of crude oil reserves. The average prices at December 31, 2008 declined by approximately $53.00 per barrel compared with the average prices at December 31, 2007.
Based on these prices, many of the Company's leases were uneconomic and no reserves were attributed to these leases.

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

The Company's crude oil reserves for the year ended December 31, 2006 increased due primarily to the drilling of four wells in 2006. The Company's crude oil reserves for the year ended December 31, 2005 increased due primarily to the recognition of proved developed non-producing and proved undeveloped reserves as a result of the review of the Company's geological data by independent petroleum engineers. The Company's crude oil reserves for the year ended December 31, 2004 was stable. The Company was able to replace current production for 2004 and 2005, by drilling the wells in 2004 and 2003.

Certain properties that the Company owns have become uneconomic and have been shut-in. When these properties are not operated, any reserves that could be assigned to these properties are not included in the year-end engineering report of total Company reserves. Another major factor that directly affects the Company's future reserve base is the price of crude oil at December 31, of any given year. The year-end price of oil and gas has a significant impact on the estimated future net recoverable oil and gas reserves from proved developed properties. At certain depressed price levels, some of the Company's oil and gas properties are not economical to operate and thus its year-end engineering reserve reports do not assign any oil and gas reserves to these properties. Conversely, if year-end prices should increase to a certain level, the reserves on these leases would be economic to produce and would increase the Company's reserves.


FORWARD-LOOKING INFORMATION

Looking forward into 2009, crude oil prices have increased by approximately $17.95 per barrel as of March 26, 2009, compared to prices at December 31, 2008. There have been 57 separate price changes since December 31, 2008.

Pyramid is well prepared to weather a protracted economic downturn, as management has positioned the Company with no debt and $4.6 million in cash reserves. During the next 12 months, management expects that there will be an increasing number of opportunities to acquire oil and gas assets at more attractive valuations than have been available during the past several years.

In March 2009, the Company participated with its Texas joint venture partners in re-entry operations on a previously abandoned well in McMullen County, Texas. The well being re-entered was originally drilled in the mid 1960's and was tested in several intervals. Although the tests were favorable, the well was abandoned because of low gas prices and the lack of a nearby gas sales pipeline. The current objective is to clean out the cement plugs and then run and then cement a new string of casing for adequate control purposes. The targeted gas zone will then be perforated, tested and put-on production. The Company expects that these operations should be completed by mid-April of 2009.

In mid October 2008 the Company postponed a developmental well in the Company's Carneros Creek field, located in Kern County California. Management intends to re-evaluate the possibility of drilling this well sometime in the second half of 2009.

The Company continues to seek and evaluate opportunities within the energy sector, to enhance the value of the Company. The Company's growth in 2009 will be highly dependant on the amount of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to exploration and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2009, by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2008. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
  COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2007


REVENUES

OIL AND GAS SALES

Oil and gas sales increased by 47% for the year ended December 31, 2008, when compared with the same period for 2007. The increase in revenues of $2,107,773 is due primarily to higher average prices for 2008. The average price of the Company's oil and gas increased by approximately $26.16 per equivalent barrel for 2008 when compared to 2007. Crude oil production/sales increased by approximately 3,800 barrels due primarily to the fracturing of three wells in the first quarter of 2008 and increased production on wells that were drilled in 2007.


OPERATING EXPENSES

Operating expenses increased by 20% for the year ended December 31, 2008, when compared with the same period of 2007. The cost to produce an equivalent barrel of crude oil increased by approximately $3.25 per barrel for 2008 when compared to 2007, for a total cost of approximately $27.24 per equivalent barrel. The increase in operating expenses of approximately $321,000 was due to many factors. These include higher costs for labor, down-hole pump repairs, equipment fuel, parts and supplies, equipment rental and insurance.

The increase in operating expenses is due primarily to the following (each as a component of total operating costs):

     Labor costs increased by 6% due primarily to an increase in the number of field employees.

     Down-hole pump repairs increased by approximately 4% due to the replacement of down-hole pumps with more expensive pumps that are more efficient and have better longevity.

     Equipment fuel increased by approximately 2% due primarily to the increased per unit costs of gasoline and diesel fuel during 2008.

     Repair and maintenance parts and supplies increased by approximately 2% due to increased levels of repair and maintenance activities.

     Equipment rental increased by approximately 2% due primarily to the rental of crude oil storage tanks for the new wells that were drilled in 2007 and 2008 on the Anderson and Santa Fe leases. The Company also rented crude oil storage tanks for the three wells that were fraced in the first quarter of 2008.

     Insurance costs increased by approximately 1.5% due primarily to higher premiums for health insurance and workers' compensation insurance.


EXPLORATION COSTS

In the first quarter of 2008, the Company received a payment, from its joint venture partner, in the amount of $28,812 for its share of certain tangible completion equipment on an exploratory well that had been abandoned in 2006.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 26% for the year ended December 31, 2008, when compared with the same period for 2007. The increase in General and administrative expenses of $244,444 is due primarily to the following factors:

     Legal fees increased by approximately 5%, as a component of total administrative expense, due to services that were rendered for the stock split that was declared on June 5, 2008 (see footnote 11), increased costs for compliance with SEC filings and general corporate matters.

     Compensation costs, as a component of total administrative expenses,
increased by 16% due to a number of factors.   The increase is due primarily
to an increase of 11% in stock-based compensation which is due primarily to warrant that were approved in November of 2008 (see footnote 12).
Compensation costs also increased due to the following: an increase in annual salaries that was effective June 1, 2008; an increase in bonuses for 2008 when compared with 2007, a new severance award agreement (see footnote 14); and the hiring of a part-time employee that was effective July 1, 2007.

     Accounting services increased by 2.5%, as a component of total administrative expenses, due primarily to continuing compliance costs associated with Sarbanes-Oxley.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by $1,642,000 for the year ended December 31, 2008, when compared with the same period for 2007. The increase is due primarily to an increase of $1,159,000 in the valuation allowance for the Company's oil and gas properties and an increase of approximately $202,000 in the amortization of the leaseholds on the Company's Texas gas prospect. Depletion of the Company's other oil and gas properties increased by approximately $274,000.

ACCRETION EXPENSE

The increase in accretion expense of $46,697 for the year ended December 31, 2008, is due primarily to an increase in the Company's liability for asset retirement obligations (ARO). The adjustment to the ARO is due to an increase in the estimated costs associated with the retirement of its oil and gas properties.


OTHER COSTS AND EXPENSES

Other costs and expenses increased by approximately $91,000 for the year ended December 31, 2008, when compared with the same period for 2007. The increase is due to the retention of an investor relations consultant at a monthly fee of $5,000 that was effective March 12, 2008 (see footnote 16). The remaining increase in costs is due to an increase in the annual listing fees for the NYSE AMEX and the payment of a one-time fee to the NYSE AMEX for the stock split that was declared on June 5, 2008 (see footnote 11).


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

Compensation costs increased by 10.5% due to a severance award agreement for the Company's President, that was approved by the Board of Directors in January of 2007 (see Note 14 of Notes to Financial Statements). Salaries increased by 5% due to the hiring of a part-time employee effective July 1, 2007 and salary increases that were effective July 1, 2006.


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


OTHER COSTS AND EXPENSES

Other costs and expenses decreased by approximately $50,000. The decrease is due primarily to the one-time costs of approximately $40,000 associated with the listing of the Company's common stock on the NYSE AMEX that was effective August 21, 2006.


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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.


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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $1,162,379 and $3,324 at December 31, 2008 and 2007, respectively. The accumulated impairment reserve was $2,410,673 and $1,248,294 at December 31, 2008 and 2007, respectively.

DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2008, 2007 and 2006 were $27.86, $5.03 and $3.22, respectively.

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


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management anticipates that the adoption of this standard will have no impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS
160). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier adoption is prohibited. Management anticipates that the adoption of this standard will have no impact on the Company's financial position, results of operations or cash flows.

In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS
161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 by providing additional disclosure on the use of derivative instruments including qualitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for periods beginning on or after November 15, 2008. Management anticipates that the adoption of this standard will have no impact on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management anticipates that the adoption of this standard will have no impact on the Company's financial position, results of operations or cash flows.

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2008

                                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM . . . . . .   32


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2008 and 2007 . . . . . . . . . .   33-34
    Statements of operations - years ended
      December 31, 2008, 2007 and 2006  . . . . . . . . . . . . . .   35-36
    Statements of shareholders' equity - years ended
      December 31, 2008, 2007 and 2006  . . . . . . . . . . . . . .   37
    Statements of cash flows - years
      ended December 31, 2008, 2007 and 2006  . . . . . . . . . . .   38-39
    Notes to financial statements . . . . . . . . . . . . . . . . .   40

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Shareholders of
Pyramid Oil Company
Bakersfield, California


We have audited the balance sheets of Pyramid Oil Company (the Company) as of December 31, 2008 and 2007, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We are not engaged to examine management's assertion about the effectiveness of Pyramid Oil Company's internal control over financial reporting as of December 31, 2008 included in the accompanying report of management in Disclosure Controls and Procedures in Item 9A(T) of Form 10K, and accordingly, we do not express an opinion theron.


SINGERLEWAK LLP

Los Angeles, California
March 30, 2009

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                                         December 31,
                                                  --------------------------
                                                     2008            2007
                                                  ----------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $ 1,793,563       $   618,448
   Short-term investments                         2,789,099         1,478,979
   Trade accounts receivable
     (net of reserve for doubtful accounts
      of $4,000 in 2008 and 2007)                   213,588           643,340
   Crude oil inventory                               82,025            71,298
   Prepaid expenses and other assets                186,353           173,164
   Deferred income taxes                            108,000                --
                                                  ---------        ----------
         Total current assets                     5,172,628         2,985,229
                                                  ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and equipment
     (successful efforts method)                 15,755,472        14,734,929
   Capitalized asset retirement costs               382,550           310,579
   Drilling and operating equipment               2,109,993         2,050,556
   Land, buildings and improvements               1,065,371         1,010,847
   Automotive, office and
     other property and equipment                 1,162,324         1,141,451
                                                 ----------        ----------
                                                 20,475,710        19,248,362
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances                   (16,147,157)      (14,040,610)
                                                 ----------        ----------
                                                  4,328,553         5,207,752
                                                 ----------        ----------
OTHER ASSETS
   Deferred taxes                                   509,245                --
   Deposits                                         250,000           250,000
   Other assets                                      17,013            17,013
                                                 ----------        ----------
                                                $10,277,439       $ 8,459,994
                                                 ==========        ==========

The accompanying notes are an integral part of these balance sheets.

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,
                                              ----------------------------
                                                  2008              2007
                                              ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                         $    40,820        $   108,500
   Accrued professional fees                    130,261             54,165
   Accrued taxes, other than
     income taxes                                76,222             61,684
   Accrued payroll and related costs             50,451             57,647
   Accrued royalties payable                    132,472            212,916
   Accrued insurance                             59,096             65,999
   Accrued income taxes                         239,815            145,815
   Current maturities of long-term debt          23,901             26,868
                                              ---------         ----------
      Total current liabilities                 753,038            733,594
                                              ---------         ----------
LONG-TERM DEBT, net of current
 maturities                                      20,640             44,542
                                              ---------         ----------
LIABILITY FOR SHARE BASED COMPENSATION               --             67,000
                                              ---------         ----------

DEFERRED INCOME TAXES                                --                 --
                                              ---------         ----------

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS    1,151,706          1,010,903
                                              ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value (Note 12)
     Authorized - 10,000,000 shares
     Issued and outstanding - none                   --                 --
   Common stock, no par value (Note 11 & 12)
     Authorized - 50,000,000 shares
     Issued and outstanding -
       4,677,728 shares                       1,306,010          1,071,610
   Retained earnings                          7,046,045          5,532,345
                                             ----------         ----------
                                              8,352,055          6,603,955
                                             ----------         ----------
                                            $10,277,439        $ 8,459,994
                                             ==========         ==========
The accompanying notes are an integral part of these balance sheets.

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                       --------------------------------------
                                          2008          2007          2006
                                       ----------    ----------    ----------
REVENUES:
  Oil and gas sales                   $ 6,610,628   $ 4,502,855   $ 3,957,588
  Gain on sales of fixed assets               500       441,927            --
                                       ----------    ----------    ----------
                                        6,611,128     4,944,782     3,957,588
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,941,888     1,611,269     1,538,227
  Exploration costs                       (28,812)        6,687       348,132
  General and administrative            1,169,191       924,746       637,120
  Taxes, other than income and
    payroll taxes                         131,215       111,909        81,712
  Provision for depletion,
    depreciation and amortization         944,168       460,804       322,909
  Valuation allowances                  1,162,379         3,324            --
  Accretion expense                        68,832        22,135        20,343
  Other costs and expenses                128,090        36,818        86,450
                                        ---------     ---------    ----------
                                        5,516,951     3,177,692     3,034,893
                                        ---------     ---------    ----------
OPERATING INCOME                        1,094,177     1,767,090       922,695
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          88,792        85,003        67,988
  Other income                             28,431        19,886        41,219
  Interest expense                     (    2,235)   (    1,768)   (    7,205)
                                       ----------     ---------     ---------
                                          114,988       103,121       102,002
                                       ----------     ---------     ---------
INCOME BEFORE INCOME
 TAX PROVISION                          1,209,165     1,870,211     1,024,697
   Income tax provision (benefit)
     Current                              312,710       375,150        75,825
     Deferred                           ( 617,245)           --            --
                                       ----------     ---------    ----------
                                        ( 304,535)      375,150        75,825
                                       ----------     ---------     ---------
NET INCOME                            $ 1,513,700   $ 1,495,061   $   948,872
                                       ==========     =========     =========

The accompanying notes are an integral part of these statements.

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                       --------------------------------------
                                          2008          2007          2006
                                       ----------    ----------    ----------

BASIC INCOME PER COMMON SHARE         $      0.32   $      0.32   $      0.20
                                       ==========     =========     =========
DILUTED INCOME PER COMMON SHARE       $      0.32   $      0.32   $      0.20
                                       ==========     =========     =========
Weighted average number of
 common shares outstanding              4,677,728     4,677,728     4,677,728
                                       ==========     =========     =========
Diluted average number of
 common shares outstanding              4,713,055     4,677,728     4,677,728
                                       ==========     =========     =========


The accompanying notes are an integral part of these statements.

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY





                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 2005      2,494,430       $1,071,610     $3,088,412

  3 for 2 stock split            1,247,291

  Net income                            --               --        948,872
                                 ---------        ---------      ---------
Balances, December 31, 2006      3,741,721        1,071,610      4,037,284

  Net income                            --               --      1,495,061
                                 ---------        ---------      ---------
Balances, December 31, 2007      3,741,721        1,071,610      5,532,345

  5 for 4 stock split              936,007

  Severance award agreements            --          165,400             --

  Stock based compensation              --           69,000             --

  Net income                            --               --      1,513,700
                                 ---------        ---------      ---------
Balances, December 31, 2008      4,677,728       $1,306,010     $7,046,045
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.

                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                          --------------------------------
                                             2008       2007        2006
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                             $1,513,700  $1,495,061  $   948,872

   Adjustments to reconcile net income
     to net cash provided
     by operating activities:
      Provision for depletion,
        depreciation, amortization
        and valuation allowances          2,106,547     464,128      322,909
      Accretion expense                      68,832      22,135       20,343
      Costs incurred for asset
        retirement obligations                   --          --      ( 2,722)
      Exploration costs                     (28,812)      6,687      339,459
      Severance award agreement              98,400      67,000           --
      Stock based compensation               69,000          --           --
      Gain on sale of
        property and equipment                 (500)   (441,927)          --
      Loss on disposal of fixed assets           --      18,000           --
      Accrued termination costs                  --    (142,157)    (141,333)
      Deferred taxes                       (617,245)         --           --

   Changes in operating assets
    and liabilities:
      Decrease (increase) in trade
        accounts receivable and
        interest receivable                 429,752    (147,967)    (190,452)
      Decrease (increase) in crude
        oil inventories                     (10,727)    (14,759)       2,423
      (Increase) in prepaid expenses        (12,988)    (18,015)     (32,532)
       Increase (decrease) in accounts
        payable and accrued liabilities      22,410     281,925      (19,407)
                                          ---------   ---------    ---------
  Net cash provided by
    operating activities                  3,638,369   1,590,111    1,247,560
                                          ---------   ---------    ---------

      The accompanying notes are an integral part of these statements.

                                PYRAMID OIL COMPANY
                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                Year ended December 31,
                                            ------------------------------
                                             2008        2007         2006
                                           -------     -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                  $(1,126,565) $(2,085,327) $(1,907,023)
  Purchase of short-term investments     (1,250,000)    (180,000)    (100,000)
  Increase in short-term investments        (60,120)     (28,069)     (41,552)
  Redemption of certificate of deposit           --      200,000      100,000
  Other cash deposits                            --           --     ( 1,380)
  Proceeds from sale of fixed assets            500      468,621           --
                                          ---------    ---------    ---------
  Net cash used in investing activities  (2,436,185)  (1,624,775)  (1,949,955)
                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from line of credit                   --      150,000      452,000
  Payments on line of credit                     --     (150,000)    (452,000)
  Principal payments on long-term debt     ( 26,869)    ( 37,054)    ( 59,025)
  Proceeds from issuance
    of long-term debt                            --       71,165       32,393
  Principal payments from
    loans to employees                        2,500        2,000       18,494
  Loans to employees                        ( 2,700)     ( 2,000)     ( 3,300)
                                            -------     --------      -------
Net cash provided by
  (used) in financing activities            (27,069)      34,111     ( 11,438)
                                            -------     --------      -------
Net increase (decrease) in cash
  and cash equivalents                    1,175,115         (553)    (713,833)

Cash and cash equivalents
  at beginning of year                      618,448      619,001    1,332,834
                                          ---------   ----------    ---------
Cash and cash equivalents at end of year $1,793,563  $   618,448   $  619,001
                                          =========   ==========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year
  for interest                           $    2,235    $   1,768    $   7,205
                                            =======      =======      =======
Cash paid during the year
  for income taxes                       $  232,946    $  36,125    $ 268,955
                                            =======      =======      =======
The accompanying notes are an integral part of these statements.

                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2008

1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Pyramid Oil Company (the Company), a California Corporation, has been in the oil and gas business continuously for 99 years since it was incorporated on October 9, 1909. The Company is in the business of exploration, development and production of crude oil and natural gas. The Company operated and has interests in 27 oil and gas leases in Kern and Santa Barbara Counties in the State of California. The Company also owns oil and gas interests in Wyoming and New York that it does not operate. The Company grants short-term credit to its customers and historically receives payment within 30 days.

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents principally consist of demand deposits and certificates of deposits having original maturities of three months or less. At December 31, 2008, the Company had approximately $1,200,000 of cash and cash equivalents that were not fully insured by the FDIC.

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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $1,162,379 and $3,324 at December 31, 2008 and 2007, respectively. The accumulated impairment reserve was $2,410,673 and $1,248,294 at December 31, 2008 and 2007, respectively.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2008


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2008, 2007 and 2006 were $27.86, $5.03 and $3.22, respectively.

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

                               PYRAMID OIL COMPANY
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2008

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

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2008.


CONCENTRATION OF CREDIT RISK

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 65.3%, and 32.3%, respectively, of Pyramid's crude oil and gas sales in 2008. Crude oil sales were approximately 62.7% and 34.9% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2007. While revenue from these customers is significant, and the loss of any one could have a short-term adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 60% and 37.6% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2008. Trade receivables were approximately 68.3% and 30.4% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2007.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2008

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management anticipates that the adoption of this standard will have no impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS
160). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier adoption is prohibited. Management anticipates that the adoption of this standard will have no impact on the Company's financial position, results of operations or cash flows.

In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS
161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 by providing additional disclosure on the use of derivative instruments including qualitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for periods beginning on or after November 15, 2008. Management anticipates that the adoption of this standard will have no impact on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management anticipates that the adoption of this standard will have no impact on the Company's financial position, results of operations or cash flows.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2008


RECLASSIFICATIONS

Certain reclassifications have been made to the prior financial statements to conform to the 2008 presentation.


REVENUE RECOGNITION

The Company recognizes sales when: (1) persuasive evidence of an arrangement exists; (2) product delivery has occurred; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. To satisfy these criteria, the Company: (1) has crude oil sales contracts with its crude oil purchasers; (2) records revenue based upon receipt of evidence of shipment of crude oil and when risk of loss and title transfer has occurred; (3) the Company's crude oil contracts specify the pricing terms which are fixed and determinable; (4) validates creditworthiness through past payment history and other financial date. Sales rebates, discounts and customer returns are not applicable to the oil and gas industry.


TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Our accounts receivable are unsecured and are at risk to the extent such amounts become uncollectible. The Company has had the same two major customers for approximately 20 years with no history of non-payment or default. Pursuant to the terms of the crude oil sales contracts, the Company receives payment around the 20th of the month following crude oil shipments. The Company has established a nominal allowance for doubtful accounts due to the Company's evaluation of its customers past payment history, creditworthiness and other financial data.


PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 19 years. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Upon retirement or disposition of property, the asset and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is charged to operations. The carrying value of property and equipment is assessed periodically and/or when factors indicating impairment are present. We recognize impairment losses when the expected cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated fair value.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

2.  LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt at December 31, 2008 and 2007, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       2008         2007
                                                    ---------    ---------
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,193
    principal and interest, interest at 3.9%
    final payment in 2010.                           $ 25,279    $  38,326

 Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $909
    principal and interest, interest at 3.9%
    final payment in 2010.                             19,262       29,204

  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $431
    principal only, zero interest charges,
    final payment in 2008.                                 --        3,880
                                                      -------      -------
                                                       44,541       71,410
  Less - current maturities                          ( 23,901)    ( 26,868)
                                                      -------      -------
                                                     $ 20,640     $ 44,542
                                                      =======      =======

At December 31, 2008 approximately $101,000 of gross property and equipment was pledged as collateral to secure $44,541 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 2009            $ 23,901
                                     2010              20,640
                                                      -------
                                                     $ 44,541
                                                      =======

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

At December 31, 2008, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $500,000 through May 31, 2009. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 4.25% at December 31, 2008.


3.   INCOME TAXES

   Income tax provision (benefit) consists of the following:

                                            Year Ended December 31,
                                      -----------------------------------
                                       2008           2007          2006
                                      -------        -------       ------
   Federal income taxes:
     Current                        $ 276,170       $308,715     $  76,908
     Utilization of NOL's                  --             --      ( 16,908)
     Deferred                        (527,245)            --            --
                                      -------        -------       -------
                                     (251,075)        308,715        60,000
                                      -------        -------       -------
   State income taxes:
     Current                           36,540         66,435        15,825
     Deferred                        ( 90,000)            --            --
                                      -------        -------       -------
                                     ( 53,460)        66,435        15,825
                                      -------        -------       -------
   Income tax provision             $(304,535)      $375,150      $ 75,825
                                      =======        =======       =======

















       48                        PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                                 Year Ended December 31,
                                          -----------------------------------
                                            2008         2007          2006
                                          --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate         $ 408,745    $ 635,872     $ 313,448
   Net operating loss carryover                 --           --      ( 16,908)
   Statutory depletion                    (551,762)    (156,526)     (143,401)
   Termination pay                              --     ( 44,333)     ( 44,438)
   Intangible Drilling Costs                    --     (161,737)     ( 73,161)
   Prior period tax changes               (136,960)          --            --
   State income taxes                        5,439       66,435        15,825
   Other                                  ( 29,997)      35,439        24,460
                                          --------     --------      --------
   Income tax provision                  $(304,535)   $ 375,150     $  75,825
                                          ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2008          2007          2006
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $    107,000   $    69,842   $   104,173
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                   107,000        69,842       104,173
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   2,272,245     2,287,049     2,118,208
  Gross liabilities                     --    (  599,537)   (  193,269)
  Valuation allowance           (1,762,000)   (1,757,354)   (2,029,112)
                                ----------     ---------     ---------
                                   510,245    (   69,842)   (  104,173)
                                ----------     ---------     ---------
                               $   617,245   $        --   $        --
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                                  December 31,
                                    ---------------------------------------
                                        2008          2007          2006
                                    -----------   -----------   -----------
    Accounts receivable             $     1,600    $    1,712   $     1,712
    Asset retirement obligations        449,000       432,666       420,462
    Statutory depletion
      carryover                       1,762,000     1,825,707     1,697,746
    Accrued liabilities                 107,000        96,806       102,461
                                     ----------     ---------     ---------
    Total deferred tax assets         2,319,600     2,356,891     2,222,381
    Property and equipment               59,645    (  599,537)   (  193,269)
    Valuation allowance              (1,762,000)   (1,757,354)   (2,029,112)
                                     ----------     ---------     ---------
                                    $   617,245   $        --   $        --
                                     ==========     =========     =========

At December 31, 2008, a valuation allowance has been provided against the statutory depletion carryover due to the uncertainty of its future utilization.

The Company believes that its estimate of deferred tax assets and determination to record a valuation allowance against the statutory depletion carryover are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations.

At December 31, 2008, the Company has no Federal income tax or California franchise tax net operating loss carryforwards. At December 31, 2008, the Company has, for Federal income tax purposes, a statutory depletion carryover of approximately $4,533,000, which currently has no expiration date.

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

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

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2008.


4. RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $462,800, $324,700 and $307,600 in 2008, 2007 and 2006, respectively.

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

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease. See Note 14 for discussion of severance awards entered into with Mr. Alexander.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

5. FOURTH QUARTER RESULTS (UNAUDITED)

During the fourth quarter of 2008, the Company made adjustments to the carrying value of one of its oil and gas properties. The Company recorded a valuation allowance in the amount of $1,162,379 to reflect the change in the projected future undiscounted net cash flows for this property, as the result of the analysis of the Company's oil and gas reserves by independent consultants.

During the fourth quarter of 2008, the Company recorded additional depletion of approximately $60,000 on its oil and gas properties as a result of the analysis of the Company's oil and gas reserves by independent consultants.

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

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


7.  GAIN ON SALE OF FIXED ASSETS

During 2007, the Company sold real property (160 acres of grazing land) for a gain of approximately $441,000. All of the assets sold inn 2007 had insignificant net book values.


8.  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employees contributions up to 3% of their salaries. Contributions of $12,834, $13,119 and $11,748 were made during the years ended December 31, 2008, 2007 and 2006, respectively.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

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

There are no legally restricted assets for the settlement of asset retirement obligations. The Company has recognized deferred tax benefits of approximately $449,000 for the asset retirement obligations as of December 31, 2008. A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                               December 31,
                                    ---------------------------------
                                      2008         2007        2006
                                    ---------   ---------   ---------
Beginning balance                 $1,010,903   $  982,389   $955,169
  Incurred during the period              --           --   (  2,722)
  Additions for new wells              9,394        6,379      9,926
  Accretion expense                  131,409       22,135     20,016
                                   ---------    ---------    -------
Ending Balance                    $1,151,706   $1,010,903   $982,389
                                   =========    =========    =======



10.  TERMINATION OF EMPLOYMENT AGREEMENT

The Company entered into a Termination of Employment Agreement (the Agreement) with Benny Hathaway, Jr., Vice President of the Company. The Agreement was effective September 30, 2005, and replaced the Employment Agreement that had been in effect since February 21, 2002. Mr. Benny Hathaway submitted his voluntary resignation which was effective November 11, 2005. The Agreement provides for a termination payment of $400,000, which may be paid in three

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

equal annual installments of $133,334, beginning in December 2005. Under the terms of the Agreement, the Company will continue to provide health insurance until the agreed upon termination payments have been paid, approximately two years. The Company recorded a one-time charge of $424,000 for the estimated costs for termination pay and insurance benefits. The Company made a final payment on this agreement in December of 2007.


11.  STOCK SPLITS

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


12.  WARRANTS ISSUED

Effective, November 13, 2008, the Company's Board of Directors approved the issuance of warrants to Pfeiffer High Investor Relations, Inc. (PHIR), see footnote 17. The Company approved the issuance of 25,000 shares of common stock at an exercise price of $3.20 per share. The warrants will have a two-year term, will be assignable and will have piggyback registration rights and cashless exercise provisions. The Company valued the warrants using the Black-Scholes model using inputs of a 2 year expected life, 135% volatility and a 1.19% risk free interest rate. The Company recorded stock based compensation of $69,000 for the period ended December 31, 2008.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

The Company has adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of the award that is ultimately expected to vest to be recognized as expense. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

The Company's determination of fair value of share-based payment awards on the date of grant uses the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected option exercise behaviors. The Company estimated expected volatility using historical data. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

               Risk-free interest rate                1.19%
               Expected term (years)                   2.0
               Volatility                              135%
               Expected annual dividends                -
               Stock price at November 13, 2008      $3.96


13.  CHANGE IN AUTHORIZED SHARES

At the Annual Meeting of Shareholders held on June 1, 2006, the Shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 50,000,000 and to authorize the issuance of up to 10,000,000 shares of a newly created class of Preferred Stock.


14.  2006 EQUITY INCENTIVE PLAN

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

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


15.  SEVERANCE AWARD AGREEMENTS

On January 9, 2007, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded a liability for share-based compensation of $65,400. Mr. Alexander serves as the Company's Chief Executive Officer. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of December 30, 2008, the Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with SFAS 123(R), management has reclassified the liability for share-based compensation to stockholders' equity.

On December 30, 2008, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $100,000. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of December 31, 2008, the Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with SFAS 123(R), management has classified the share-based compensation as stockholders' equity.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2008

16.  INCENTIVE AND RETENTION PLAN

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


17.  INVESTOR RELATIONS CONSULTANTS

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

The Company and PHIR mutually decided to extend the agreement after its initial six-month term, the Company granted to PHIR's two principals, fully vested warrants to purchase a total of 25,000 shares of the Company's common stock at an exercise price of $3.20 per share. The warrants will have a two-year term, will be assignable and will have piggyback registration rights and cashless exercise provisions. See Note 12.

The Company and PHIR verbally agreed to extend the arrangement on a month-to-month basis. Effective April 1, 2009, the Company and PHIR verbally agreed to reduce the monthly fee from $5,000 to $2,500.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 2008


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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2008, 2007 and 2006 were as follows:

                                         2008         2007         2006
                                      ----------   ----------   ----------
Proved properties                    $15,576,800  $14,556,300  $12,534,500
Unproved properties
  being amortized                        178,600      178,600      178,600
Unproved properties
  not being amortized                         --           --           --
Capitalized asset retirement costs       382,600      310,600      304,200
Accumulated depletion,
  depreciation, amortization
  and valuation allowances           (13,209,000) (11,228,400) (10,879,500)
                                      ----------   ----------   ----------
                                     $ 2,929,000  $ 3,817,100  $ 2,137,800
                                      ==========   ==========   ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2008


The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  2008            2007           2006
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved developed and
 undeveloped reserves:
  Beginning of year            806     331     741      65     715     94
  Revisions of previous
    estimates                 (270)   (228)    132       4      82    (22)
  Extensions, discoveries
    and other additions         --      57      --     267      10     --
  Production                   (65)    ( 5)    (67)    ( 5)    (66)   ( 7)
                              ----    ----    ----    ----    ----   ----
  End of year                  471     155     806     331     741     65
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            660      64     556      65     539     94
                              ====    ====    ====    ====    ====   ====
  End of year                  447      59     660      64     556     65
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2008


The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  2008          2007          2006
                               ----------    ----------    ----------
Proved developed and
 undeveloped reserves
  (Present value before
   income taxes)              $ 4,106,000   $27,414,000   $12,358,000
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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2008, 2007 and 2006 were as follows:

                                       2008         2007           2006
                                     --------      -------        -------
Property acquisition costs         $  393,200    $       --      $  2,000
Exploration costs - expensed          (28,800)        7,000       339,500
Development costs                   1,030,500     1,173,000     1,386,000
Asset retirement costs                 72,000         6,400         9,600


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2008


The results of operations for oil and gas producing activities for the years ended December 31, 2008, 2007 and 2006 were as follows:

                                     2008          2007         2006
                                  ----------    ----------    ----------
Sales                            $ 6,611,000   $ 4,503,000   $ 3,958,000
Production costs                   2,066,000     1,716,000     1,613,000
Exploration costs                    (29,000)        7,000       348,000
Accretion expense                     69,000        22,000        20,000
Depletion, depreciation,
  amortization and
  valuation allowance              1,981,000       349,000       220,000
                                   ---------     ---------     ---------
                                   2,524,000     2,409,000     1,757,000
Income tax (benefit)provision       (305,000)      375,000        76,000
                                   ---------     ---------     ---------
Results of operations from
  production activities          $ 2,829,000   $ 2,034,000   $ 1,681,000
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2008, 2007 and 2006 were as follows:

                                     2008          2007          2006
                                  ----------    ----------    ----------
Future cash inflows              $18,529,000   $75,649,000   $42,353,000
Future development and
  production costs                11,501,000    29,961,000    20,630,000
Future abandonment costs           1,152,000     1,011,000       982,000
Future income tax expense            473,000    12,856,000     4,994,000
                                  ----------    ----------    ----------
Future net cash flow               5,403,000    31,821,000    15,747,000
10% annual discount                1,612,000    12,283,000     6,325,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 3,791,000   $19,538,000   $ 9,422,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2008


The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2008, 2007 and 2006 were as follows:

                                         2008          2007          2006
                                      ----------    ----------    ----------
Extensions                           $        --   $ 3,741,000   $   233,000
Revisions of previous estimates
 Price changes                       (19,066,000)   11,969,000    (1,161,000)
 Quantity estimate                    (4,023,000)    2,581,000     1,226,000
Change in production rates,
  timing and Other                      (594,000)   (3,138,000)      160,000
Development costs incurred             1,236,000     1,853,000     1,386,000
Changes in estimated future
  development costs                      919,000      (455,000)     (286,000)
Estimated future
  abandonment costs                     ( 27,000)     ( 14,000)     ( 37,000)
Sales of oil and gas, net of
  production costs                    (4,574,000)   (2,780,000)   (1,996,000)
Accretion of discount                  2,821,000     1,298,000     1,344,000
                                      ----------    ----------    ----------
                                     (23,308,000)   15,055,000       859,000
Net change in income taxes            (7,561,000)    4,939,000       597,000
                                      ----------    ----------    ----------
Net (decrease) increase             $(15,747,000)  $10,116,000   $   262,000
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2008

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

The standardized measure of discounted future cash flows before income taxes decreased by $23,308,000 at December 31, 2008. The decrease in income taxes offset discounted future cash flows by $7,561,000 for a net decrease in future cash flows of $15,747,000 after income taxes as of December 31, 2008. The major factor contributing to the decrease in cash flows is lower crude oil prices. Average crude oil prices at December 31, 2008, decreased by approximately $53.00 per barrel. This price decrease contributed to a decrease in discounted cash flows due to price changes of $19,066,000 and a decrease in quantity estimated revisions of $4,023,000. The decrease in estimated discounted future income taxes is due to the decrease in the value of the Company's oil and gas reserves due to the lower crude oil prices.

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

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS

                                       2008          2007
                                    ----------    ----------
    REVENUES:

      Quarter Ended:
          March 31                  $ 1,589,896   $   826,180
          June 30                     2,123,186     1,110,413
          September 30                1,999,619     1,608,913
          December 31 (a)               898,427     1,399,276
                                     ----------    ----------
                                    $ 6,611,128   $ 4,944,782
                                     ==========    ==========
    NET INCOME (LOSS):

      Quarter Ended:
          March 31                  $   834,271   $    57,929
          June 30                       907,994       357,349
          September 30                  704,285       652,412
          December 31 (b)              (932,850)      427,371
                                     ----------    ----------
                                    $ 1,513,700   $ 1,495,061
                                     ==========    ==========
    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:
          March 31                  $       .18   $       .01
          June 30                           .19           .08
          September 30                      .15           .14
          December 31 (b)                  (.20)          .09
                                     ----------    ----------
                                    $       .32   $       .32
                                     ==========    ==========

(a) Decrease in revenues is due to decline in crude oil prices during the fourth quarter of 2008.

(b) Reflects a valuation allowance of $1,162,000 due to write-down of oil and gas properties (see Note 5 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None

ITEM 9A(T) - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the SEC) under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including it principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC's rules and forms.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company's internal control over financial reporting, management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B - OTHER INFORMATION

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 but was not reported.


                                  PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that is applicable to all of its directors, officers and employees. A copy of the code is available at no charge to any person who sends a request for a copy to the Corporate Secretary, Pyramid Oil Company, P.O. Box 832, Bakersfield, California 93302.

ITEM 11 - EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company hereby incorporates by reference the information contained under the section entitled ''Principal Accounting Fees and Services'' or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders.


ITEM 15 - EXHIBITS AND FINANCIAL SCHEDULES

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

                                            PYRAMID OIL COMPANY


March 30, 2009                         By:   JOHN H. ALEXANDER
                                           ----------------------
                                             John H. Alexander
                                             Director/President
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     JOHN H. ALEXANDER        Director/President            March 30, 2009
---------------------------     Chief Executive Officer
     John H. Alexander


     MICHAEL D. HERMAN        Director                      March 30, 2009
---------------------------     Chairman of the Board
     Michael D. Herman


      THOMAS W. LADD          Director                      March 30, 2009
---------------------------
      Thomas W. Ladd


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