Form 10-Q
period 2009-03-31
PYRAMID OIL CO
filed 2009-05-14
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2009

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             (Class)                      (Outstanding at March 31,2009)
    COMMON STOCK WITHOUT PAR VALUE                  4,677,728

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                              March 31,     December 31,
                                                2009            2008
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                  $   959,369    $ 1,793,563
  Short-term investments                       3,309,269      2,789,099
  Trade accounts receivable                      299,417        213,588
  Income taxes receivable                         25,555             --
  Crude oil inventory                             69,831         82,025
  Deferred income taxes                          112,000        108,000
  Prepaid expenses and other assets              158,164        186,353
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  4,933,605      5,172,628
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               15,845,056     15,755,472
  Capitalized asset retirement costs             382,550        382,550
  Drilling and operating equipment             2,109,993      2,109,993
  Land, buildings and improvements             1,065,371      1,065,371
  Automotive, office and other
    property and equipment                     1,162,324      1,162,324
                                             ------------   ------------
                                              20,565,294     20,475,710
  Less: accumulated depletion,
    depreciation, amortization
    and valuation allowance                  (16,305,471)   (16,147,157)
                                             ------------   ------------
                                               4,259,823      4,328,553
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Deferred income taxes                          402,245        509,245
  Other assets                                    17,013         17,013
                                             ------------   ------------
                                              $9,862,686    $10,277,439
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 2009           2008
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                           $    67,282    $    40,820
  Accrued professional fees                      101,519        130,261
  Accrued taxes, other than income taxes          81,067         76,222
  Accrued payroll and related costs               69,185         50,451
  Accrued royalties payable                      144,088        132,472
  Accrued insurance                               40,480         59,096
  Accrued income taxes                                --        239,815
  Current maturities of long-term debt            24,135         23,901
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               527,756        753,038
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities         14,518         20,640
                                             ------------   ------------

LIABILITY FOR ASSET RETIREMENT OBLIGATION      1,157,572      1,151,706
                                             ------------   ------------
COMMITMENTS (note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    4,677,728 shares issued and
    outstanding                                1,306,010      1,306,010
  Retained earnings                            6,856,830      7,046,045
                                             ------------   ------------
                                               8,162,840      8,352,055
                                             ------------   ------------
                                              $9,862,686    $10,277,439
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------
  REVENUES                                          $594,045     $1,589,896
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               351,350        422,806
    Exploration costs                                     --        (28,812)
    General and administrative                       225,304        232,512
    Taxes, other than income
      and payroll taxes                               48,298         35,510
    Provision for depletion,
      depreciation and amortization                  158,314        162,820
    Accretion expense                                  5,866          5,810
    Other costs and expenses                          24,171         19,552
                                                 ------------   ------------
                                                     813,303        850,198
                                                 ------------   ------------
  OPERATING INCOME (LOSS)                           (219,258)       739,698
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   26,475         22,077
    Other income                                       3,600          9,662
    Interest expense                                    (415)          (641)
                                                 ------------   ------------
                                                      29,660         31,098
                                                 ------------   ------------

INCOME BEFORE INCOME TAX PROVISION (BENEFIT)        (189,598)       770,796
    Income taxes
      Current                                       (103,383)        91,625
      Deferred                                       103,000       (155,100)
                                                 -----------    ------------
                                                    (    383)      ( 63,475)
                                                 ------------   ------------
 NET INCOME (LOSS)                                 $(189,215)      $834,271
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE
   Basic Income (Loss) Per Common Share               $(0.04)        $ 0.18
                                                 ============   ============
   Diluted Income (Loss) Per Common Share             $(0.04)        $ 0.18
                                                 ============   ============
Weighted average number of
    common shares outstanding                      4,677,728      4,677,728
                                                 ============   ============
Diluted average number of
    common shares outstanding                      4,677,728      4,677,728
                                                 ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Three months ended March 31,
                                                      2009           2008
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $(189,215)     $ 834,271

  Adjustments to reconcile net income (loss)
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                 158,314        162,820
      Accretion expense                                 5,866          5,810
      Exploration costs                                    --        (28,812)
      Severance award agreement                            --         (1,600)
      Deferred taxes                                  103,000       (155,100)

  Changes in assets and liabilities:
    Increase in trade accounts, interest
      and income taxes receivable                    (111,384)      (241,855)
    Decrease (increase) in
      crude oil inventories                            12,194        ( 9,487)
    Decrease in prepaid expenses                       28,489         31,189
    (Decrease) increase in accounts payable
      and accrued liabilities                        (225,516)       363,594
                                                     ---------      ---------
    Net cash (used in) provided by
      operating activities                           (218,252)       960,830
                                                     ---------      ---------

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Three months ended March 31,
                                                      2009           2008
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                              $( 89,584)    $ (720,987)
  Purchase of short-term investments                 (500,000)            --
  Increase in short-term investments                  (20,170)       (13,289)
                                                    ----------     ----------
  Net cash used in investing activities              (609,754)      (734,276)
                                                    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt               ( 5,888)       ( 6,957)
   Loans to employees                                 (   500)       ( 1,500)
   Principal payments from loans to employees             200            300
                                                    ----------      ---------
  Net cash used in financing activities                (6,188)       ( 8,157)
                                                    ----------      ---------
Net (decrease) increase in cash                      (834,194)       218,397

Cash at beginning of period                         1,793,563        618,448
                                                    ----------     ----------
Cash at end of period                               $ 959,369      $ 836,845
                                                    ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the three months for interest    $     415     $      641
                                                     =========     ==========

  Cash paid during the three months
    for income taxes                                $ 161,987      $ 144,687
                                                     =========     ==========

The Accompanying Notes are an Integral Part of These Financial Statements.








       8                       PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2009
                                  (UNAUDITED)

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

A summary of the Company's significant accounting policies is contained in its December 31, 2008 Form 10-K which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2008 financial statements and notes thereto, contained in the Company's Form 10-K.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2009 and the results of its operations and its cash flows for the three month periods ended March 31, 2009 and 2008. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

2.  Impact of Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162, and does not expect its adoption will have a material impact on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), Business Combinations. The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous Emerging Issues Task Force (EITF) issues and other interpretative guidance, thereby reducing the complexity of existing United States GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company has adopted SFAS no. 141(R) but the impact will not be known until there is a business acquisition.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company has adopted SFAS No. 160 and does not expect its adoption will have a material impact on its results of operations and financial condition.


3.  Dividends

No cash dividends were paid during the three months ended March 31, 2009 and 2008.

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

The Company files income tax returns in the U.S. federal jurisdiction, California and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2005. State jurisdictions that remain subject to examination range from 2004 to 2008. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

6.  Income Tax Provision

The Company recognized a net income tax benefit of $383 for the first quarter of 2009 compared to income tax benefit of $63,475 for the same period in 2008. Income tax benefits were realized by the Company in the first quarter of 2009, due primarily to net operating loss carrybacks. Income tax benefits were realized by the Company in the first quarter of 2008, due to the utilization of statutory depletion allowance carryovers that became available to the Company as a result of significant market increases in the price of oil. Income tax benefits were realized as a result of adjustments to the Company's deferred tax asset valuation allowance account.

Net income tax benefit for the first quarter of 2009 was calculated as follows:

                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax benefit       $( 89,000)   $ (14,383) $(103,383)
         Deferred tax provision       88,000       15,000    103,000
                                     -------      -------    -------
                                   $(  1,000)    $    617  $(    383)
                                     =======       ======    =======

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,762,000 as of March 31, 2009. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.


7.  Severance Award Agreements

On January 9, 2007, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded a liability for share-based compensation of $65,400. Mr. Alexander serves as the Company's Chief Executive Officer. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. The Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with SFAS 123(R), management has classified the liability for share-based compensation to stockholders' equity during the year ended December 31, 2008.

On December 30, 2008, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $100,000.

Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of December 31, 2008, the Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with SFAS 123(R), management has classified the share-based compensation as stockholders' equity at December 31, 2008.


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


9.  Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $36,000 during the first quarter of 2009.


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

The Company and PHIR mutually decided to extend the agreement after its initial six-month term, the Company granted to PHIR's two principals, fully vested warrants to purchase a total of 25,000 shares of the Company's common stock at an exercise price of $3.20 per share. The warrants will have a two-year term, will be assignable and will have piggyback registration rights and cashless exercise provisions. See Note 11.

The Company and PHIR verbally agreed to extend the arrangement on a month-to-month basis. Effective April 1, 2009, the Company and PHIR verbally agreed to reduce the monthly fee from $5,000 to $2,500.


11.  Warrants Issued

Effective, November 13, 2008, the Company's Board of Directors approved the issuance of warrants to Pfeiffer High Investor Relations, Inc. (PHIR). The Company approved the issuance of 25,000 shares of common stock at an exercise price of $3.20 per share. The warrants will have a two-year term, will be assignable and will have piggyback registration rights and cashless exercise provisions. The Company valued the warrants using the Black-Scholes model using inputs of a 2 year expected life, 135% volatility and a 1.19% risk free interest rate. The Company recorded stock based compensation of $69,000 for the period ended December 31, 2008.

The Company has adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of the award that is ultimately expected to vest to be recognized as expense. SFAS 123(R) require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

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

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

                         IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first quarter of 2009 decreased by approximately 51% ($52.76 per equivalent barrel) when compared with the same period for 2008. During the first quarter of 2009, the Company experienced 60 separate price changes compared with 59 price changes during the same period for 2008. The Company cannot predict the future course of crude oil prices.


                    LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $834,194 for the three months ended March 31, 2009. During the first quarter of 2009, operating activities used cash of $218,252. Additional cash was used for the purchase of short-term investments of $500,000, capital spending of $89,584 and payments on long-term debt of $20,170. See the Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term investments of $3,309,269 that provided additional liquidity during the first quarter of 2009.


                        FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2009, crude oil prices have increased by $21.30 per barrel.

Pyramid remains well positioned to endure the price volatility in the energy markets, as well as uncertainty in the broader economy. At March 31, 2009, the Company had $4.3 million in cash reserves and a negligible level of long-term debt.

In light of the declines in oil and gas prices as compared with recent all-time highs, management is continuing to evaluate opportunities to acquire oil and gas assets at more attractive valuations than have been available in recent years.

In the Company's Texas natural gas joint venture, the re-entry depth objectives on a previously abandoned well have been reached. The original re-entry program was modified in April 2009 due to well conditions, and a drilling rig was brought in to sidetrack the last 800 feet. The depth objective was reached on May 8, 2009, and casing was subsequently run and cemented. Management believes that within two to three weeks, the well will be perforated, tested and put on production. The Company will issue a news release once this well is on production.




PAGE <15>

The Company remains focused on operations at its core Carneros Creek field in Kern County, California, and will continue to evaluate the possibility of drilling a previously postponed development well there sometime during the second half of 2009.

Management continues to seek and evaluate opportunities within the energy sector to enhance the value of the Company. Pyramid's growth during the balance of 2009 will be highly dependant on the level of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to exploration and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2009 by drilling new wells and routine maintenance of its existing wells.

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

Portions of the Quarterly Report, including Management's Discussion and Analysis, contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this release. Such forward-looking statements speak only as of the date of this

PAGE <16>

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


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2009
  COMPARED TO THE QUARTER ENDED MARCH 31, 2008


REVENUES

The decrease in revenues of $995,851 is due primarily to lower average prices for the first quarter of 2009. Oil and gas revenues decreased by 63% for the three months ended March 31, 2009 when compared with the same period for 2008. Oil and gas revenues decreased by 51% due to substantially lower average crude oil prices for the first quarter of 2009. The average price of the Company's oil and gas for the first quarter of 2009 decreased by approximately $52.76 per equivalent barrel when compared to the same period of 2008. Revenues also decreased by approximately 12% due to lower crude oil production/sales. The Company's net revenue share of crude oil production decreased by approximately 2,000 barrels for the first three months of 2009. The decrease in crude oil production is primarily the result of the decline in production on the Company's Anderson lease.


OPERATING EXPENSES

Operating expenses decreased by $71,456 for the first quarter of 2009. Operating expenses decreased by 17% for the first quarter of 2009. The cost to produce an equivalent barrel of crude oil during the first quarter of 2009 was approximately $23.00 per barrel, a decrease of approximately $1.40 per barrel when compared with production costs for the first quarter of 2008. The decrease in lease operating expenses is caused by many factors. These include lower costs for parts and supplies, equipment fuel, pump repairs and production equipment repair and maintenance.

Parts and supplies as a component of total operating expenses decreased by approximately 7% due to a reduction in maintenance activities. The Company reduced its maintenance activities as a result of the lower crude oil sales prices. Equipment fuel as a component of total operating expenses was lower by approximately 4% due to lower overall maintenance activities and lower prices for gasoline and diesel during the first quarter of 2009. Pump repairs as a component of total operating expenses were lower by approximately 4% due to the decline in maintenance work in the first quarter of 2009 and the replacement of down-hole pumps in prior years with more expensive pumps that are more efficient and have better longevity. Production equipment repair and maintenance as a component of total operating expenses decreased by approximately 4% due to a reduction in maintenance activities.


EXPLORATION COSTS

In the first quarter of 2008, the Company received a payment, from it's joint venture partner, in the amount of $28,812 for its share of certain tangible completion equipment on an exploratory well that had been abandoned in 2006.


GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $7,208. General and administrative expenses decreased by approximately 3% for the first three months of 2008 when compared with the same period for 2007. Professional fees as a component of total general and administrative expenses decreased by approximately 5% for the three months ended March 31, 2009, due primarily to a decrease in fees billed.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $4,506. The provision for depletion, depreciation and amortization decreased by approximately 3% for the first quarter of 2009, when compared with the same period for 2008. The decrease is due primarily to a decrease in depletion of the Companies oil and gas properties. The decrease in depletion is due primarily to a decrease in crude oil production for the first quarter of 2009.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 1A. -  Risk Factors

     See the risk factors that are included in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2008.

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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 14, 2009                         JOHN H. ALEXANDER
                                           ---------------------
                                             John H. Alexander
                                                 President


Dated:  May 14, 2009                        LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer