Form 10-Q
period 2009-06-30
PYRAMID OIL CO
filed 2009-08-14
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2009

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

        Large accelerated filer [ ]          Accelerated filer [ ]
        Non-accelerated filer [ ]            Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               (Class)                      (Outstanding at June 30,2009)
    COMMON STOCK WITHOUT PAR VALUE                    4,677,728

                          PYRAMID OIL COMPANY

                               FORM 10-Q
                             JUNE 30, 2009
                           Table of Contents

                                                                  Page
                                                                  ----
                                 PART I

Item 1.  Financial Statements

     Balance Sheets - June 30, 2009 and December 31, 2008           4

     Condensed Statements of Operations -
       Three months ended June 30, 2009 and 2008                    6
       Six months ended June 30, 2009 and 2008                      8

     Condensed - Statements of Cash Flows -
       Six months ended June 30, 2009 and 2008                     10

     Notes to Financial Statements                                 12


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           19

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                       24

Item 4.  Controls and Procedures                                   24


                                 PART II

Item 1.  Legal Proceedings                                         25

Item 1A. Risk Factors                                              25

Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds                                     25

Item 3.  Defaults Upon Senior Securities                           25

Item 4.  Submission of Matters to a Vote of Security Holders       25

Item 5.  Other Information                                         25

Item 6.  Exhibits                                                  26

                      PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                               June 30,
                                                 2009       December 31,
                                             (Unaudited)        2008
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $1,009,273     $1,793,563
  Short-term investments                       3,325,389      2,789,099
  Trade accounts receivable                      286,581        213,588
  Income taxes receivable                         60,555             --
  Crude oil inventory                             80,832         82,025
  Prepaid expenses and other assets               87,787        186,353
  Deferred income taxes                          195,800        108,000
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  5,046,217      5,172,628
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               15,922,218     15,755,472
  Capitalized asset retirement costs             382,550        382,550
  Drilling and operating equipment             2,109,993      2,109,993
  Land, buildings and improvements             1,065,371      1,065,371
  Automotive, office and other
    property and equipment                     1,163,076      1,162,324
                                             ------------   ------------
                                              20,643,208     20,475,710
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (16,465,613)   (16,147,157)
                                             ------------   ------------
                                               4,177,595      4,328,553
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Deferred income taxes                          428,245        509,245
  Other assets                                    17,013         17,013
                                             ------------   ------------
                                             $ 9,919,070    $10,277,439
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,
                                                 2009       December 31,
                                             (Unaudited)       2008
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $   54,429     $   40,820
  Accrued professional fees                       76,871        130,261
  Accrued taxes, other than income taxes              --         76,222
  Accrued payroll and related costs               89,276         50,451
  Accrued royalties payable                      146,561        132,472
  Accrued insurance                               21,865         59,096
  Accrued income taxes                                --        239,815
  Current maturities of long-term debt            24,371         23,901
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               413,373        753,038
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities          8,336         20,640
                                             ------------   ------------

LIABILITY FOR ASSET RETIREMENT OBLIGATION      1,163,504      1,151,706
                                             ------------   ------------

COMMITMENTS (Note 3)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    4,677,728 shares issued and
    outstanding                                1,515,945      1,306,010
  Retained earnings                            6,817,912      7,046,045
                                             ------------   ------------
                                               8,333,857      8,352,055
                                             ------------   ------------
                                             $ 9,919,070    $10,277,439
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.





       6                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended June 30,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------
  REVENUES                                        $  801,901     $2,123,186
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               325,189        461,477
    General and administrative                       229,797        209,088
    Severance award agreement                        209,935             --
    Taxes, other than income
      and payroll taxes                               32,486         21,100
    Provision for depletion,
      depreciation and amortization                  160,142        191,239
    Accretion expense                                  5,932          5,811
    Other costs and expenses                          45,975         56,020
                                                 ------------   ------------
                                                   1,009,456        944,735
                                                 ------------   ------------
  OPERATING INCOME (LOSS)                           (207,555)     1,178,451
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   21,395         19,934
    Other income                                       3,600          9,152
    Interest expense                                    (358)          (593)
                                                 ------------   ------------
                                                      24,637         28,493
                                                 ------------   ------------

INCOME (LOSS) BEFORE INCOME
  TAX PROVISION (BENEFIT)                           (182,918)     1,206,944
    Income tax provision (benefit)
      Current                                       ( 34,200)       182,850
      Deferred                                      (109,800)       116,100
                                                 -----------    ------------
                                                    (144,000)       298,950
                                                 ------------   ------------
 NET INCOME (LOSS)                                 $( 38,918)      $907,994
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.






       7                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended June 30,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE
   Basic Income (Loss)
     Per Common Share                                $(0.01)        $ 0.19
                                                 ============   ============

   Diluted Income (Loss)
     Per Common Share                                $(0.01)        $ 0.19
                                                 ============   ============

 Weighted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============

 Diluted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.
























       8                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                  Six months ended June 30,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------
  REVENUES                                        $1,395,946     $3,713,082
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               676,539        884,283
    Exploration costs                                     --       ( 28,812)
    General and administrative                       455,102        441,600
    Severance award agreement                        209,935             --
    Taxes, other than income
      and payroll taxes                               80,784         56,610
    Provision for depletion,
      depreciation and amortization                  318,456        354,059
    Accretion expense                                 11,798         11,621
    Other costs and expenses                          70,145         75,572
                                                 ------------   ------------
                                                   1,822,759      1,794,933
                                                 ------------   ------------
  OPERATING INCOME (LOSS)                           (426,813)     1,918,149
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   47,870         42,011
    Other income                                       7,200         18,814
    Interest expense                                    (773)        (1,234)
                                                 ------------   ------------
                                                      54,297         59,591
                                                 ------------   ------------

INCOME (LOSS) BEFORE INCOME
  TAX PROVISION (BENEFIT)                           (372,516)     1,977,740
    Income tax provision (benefit)
      Current                                       (137,583)       274,475
      Deferred                                      (  6,800)      ( 39,000)
                                                 -----------    ------------
                                                    (144,383)       235,475
                                                 ------------   ------------
 NET INCOME (LOSS)                                $ (228,133)    $1,742,265
                                                 ============   ============



The Accompanying Notes are an Integral Part of These Financial Statements.




       9                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                  Six months ended June 30,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE
   Basic Income (Loss)
     Per Common Share                                $(0.05)        $ 0.37
                                                 ============   ============
   Diluted Income (Loss)
     Per Common Share                                $(0.05)        $ 0.37
                                                 ============   ============

 Weighted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============

 Diluted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.

























       10                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2009           2008
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $ (228,133)    $1,742,265
  Adjustments to reconcile net income (loss)
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  318,456        354,059
      Accretion expense                                 11,798         11,621
      Exploration costs                                     --       ( 28,812)
      Severance award agreement                        209,935       (  1,600)
      Deferred taxes                                  (  6,800)      ( 39,000)

  Changes in assets and liabilities:
    Increase in trade accounts, interest
      and income taxes receivable                     (133,548)      (415,879)
    Decrease (increase) in crude oil inventories         1,193         (3,559)
    Decrease in prepaid expenses                        98,466         86,521
    (Decrease) increase in accounts
      Payable and accrued liabilities                 (340,135)         6,539
                                                     ---------      ---------
    Net cash (used in) provided by
      operating activities                            ( 68,768)     1,712,155
                                                     ---------      ---------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                       2009           2008
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               $(167,498)     $(908,263)
  Purchases of short-term investments                 (500,000)            --
  Increase in short-term investments                  ( 36,290)      ( 26,346)
                                                      --------      ---------
Net cash (used in) investing activities               (703,788)      (934,609)
                                                      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Loans to employees                                   (1,100)        (2,100)
   Principal payments from loans to employees            1,200          1,500
   Principal payments on long-term debt               ( 11,834)      ( 13,969)
                                                      --------       --------
Net cash (used in) financing activities                (11,734)       (14,569)
                                                      --------       --------

Net (decrease) increase in cash                       (784,290)       762,977

Cash at beginning of period                          1,793,563        618,448
                                                     ---------      ---------
Cash at end of period                               $1,009,273     $1,381,425
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the six months for interest        $    773       $  1,234
                                                      ========       ========
  Cash paid during the six months for income taxes    $162,787       $230,085
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.










       12                     PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2009
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2009 and December 31, 2008 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2009 and 2008. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

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

2.  Impact of Recent Accounting Pronouncements

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2); (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (APB) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), and;
(iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate in accordance with SFAS No. 157. These pronouncements are not expected to have a material impact on our operations and financial condition.

In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141R-1 amends the guidance in SFAS 141R relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141R is effective for fiscal years beginning after December 15, 2008. We adopted FSP SFAS 141R as of the beginning of fiscal 2009. We will apply the requirements of FSP FAS 141R-1 prospectively to any future acquisitions.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on our financial statements. The subsequent events have been evaluated through August 14, 2009, which was the date the Financial Statements were issued.

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification), which launched on July 1, 2009, and will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Codification is not expected to change GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. We are currently evaluating the potential effect on the financial statements.


3.  Dividends

No cash dividends were paid during the six months ended June 30, 2009 and 2008.


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


6.  Income Tax Provision

Income tax benefits of $144,383 were realized by the Company for the first six months of 2009, due primarily to a net loss before income tax benefit of $372,516 for the six months ended June 30, 2009. The income tax provision of $235,475 for the six months ended June 30, 2008 is due primarily to a net income of $1,977,740 before income tax provision for the six months ended June 30, 2008.

Net income tax benefit for the first six months ended June 30, 2009 was calculated as follows:

                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax provision     $(115,000)   $(22,583) $(137,583)
         Deferred tax benefit       (  5,800)    ( 1,000)  (  6,800)
                                     -------     -------    -------
                                   $(120,800)   $(23,583) $(144,383)
                                     =======      ======    =======

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,762,000 as of June 30, 2009. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

The first quarter tax provision was based on one quarter of the full year estimate due to the inability to accurately calculate certain tax temporary differences at that time. As of the second quarter such calculations have been made.

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


8.  Severance Award Agreements

On June 4, 2009, the Company and John Alexander entered into a Severance
Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $209,935. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of June 30, 2009, the Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with SFAS 123(R), management has classified the share-based compensation as stockholders' equity at June 30, 2009.


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

10.  Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $79,000 during the first six months of 2009.


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

12.  Warrants Issued

The Company issued warrants to purchase common shares of the Company as compensation for consulting services. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.

The following table summarizes the warrant activity for the six months ended June 30, 2009:

                                           Number         Weighted-Average
(Unaudited)                              of Warrants        Exercise Price
                                         -----------       ----------------

Outstanding, December 31, 2008               25,000               $3.20

  Granted                                        --                 --
  Exercised                                      --                 --
  Cancelled                                      --                 --
                                             ------                ----
Outstanding, June 30, 2009                   25,000               $3.20
                                             ======                ====

The following summarizes the warrants issued, outstanding and exercisable as of June 30, 2009:

                      Grant Date                November, 2008
                      Strike Price                   $3.20
                      Expiration Date           November, 2010
                      Warrants Remaining            25,000
                      Proceeds if Exercised        $80,000
                      Call Feature                   None


13.  Fair Value

Effective January 1, 2009, we adopted SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted the provisions of SFAS No. 157 for measuring the fair value of our financial assets and liabilities during 2008. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. SFAS No. 157 establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

     Level 1 - Observable inputs such as quoted prices in active markets;

     Level 2 - Inputs, other than quoted prices, that are observable for the

PAGE <19>

asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

     Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount of our cash and equivalents, short term investments, and accounts payable reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2009, crude oil prices have increased by fifty cents per barrel.

The Company announced in March 2009 that it had participated with its Texas joint venture partners in re-entry operations on a joint venture well and expected the operations to be finished by the end of March. Well bore conditions encountered in the bottom section of the re-entry required a change in the operations, which included the drilling of a side tack section in the bottom of the well. The new section encountered approximately twice the amount of gas zone than had been expected. The joint venture partners currently are awaiting recommendations from the operator as to completion stimulation procedures, which may involve a hydraulic frac of the well.

The Company is currently evaluating a potential investment in a 1,900-acre joint venture drilling prospect located in the state of Louisiana. The prospect involves drilling a 12,000-foot exploratory well for oil and gas. If the Company enters into this joint venture, its participation likely will be in the 10 to 12 percent range.

In mid October 2008 the Company postponed a developmental well in the Company's Carneros Creek field, located in Kern County California. Management intends to re-evaluate the possibility of drilling this well sometime in the second half of 2009.

The Company was well prepared for, and is effectively managing, the present economic downturn, as management positioned the Company with no debt and significant cash reserves. Management continues to believe that during the next 12 months there will be an expanding range of opportunities to invest in oil and gas assets at more attractive valuations than have been available during the past several years.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2008 and for the six months ended June 30, 2009. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2009
  COMPARED TO THE QUARTER ENDED JUNE 30, 2008

REVENUES

The decrease in revenues of $1,321,285 is due to lower average prices for the second quarter of 2009 and lower crude oil production. Oil and gas revenues decreased by 62% for the three months ended June 30, 2009 when compared with the same period for 2008. Oil and gas revenues decreased by 43% due to lower average crude oil prices for the second quarter of 2009. The average price of the Company's oil and gas for the second quarter of 2009 decreased by approximately $62.53 per equivalent barrel when compared to the same period of 2008. Revenues decreased by 19% due to lower crude oil production/shipments. The Company's net revenue share of crude oil production/sales decreased by approximately 3,500 barrels for the second quarter of 2009. The decrease in crude oil production is primarily the result of the decline in production on the Company's Anderson lease.


OPERATING EXPENSES

Operating expenses decreased by $136,288 for the second quarter of 2009. Operating expenses decreased by 30% for the second quarter of 2009. The cost to produce an equivalent barrel of crude oil during the second quarter of 2009 was approximately $22.34 per barrel, a decrease of approximately $3.22 per barrel when compared with production costs for the second quarter of 2008. The decrease in lease operating expenses is caused by many factors. These include lower costs for labor, equipment fuel, parts and supplies, equipment rental and pump repairs

Company labor as a component of total operating expenses decreased by approximately 7% due to a reduction in overtime hours worked, a reduction in hourly labor rates and a reduction in personnel. Equipment fuel as a component of total operating expenses was lower by approximately 6% due to lower overall maintenance activities and lower prices for gasoline and diesel during the second quarter of 2009. Parts and supplies as a component of total operating expenses decreased by approximately 5% due to a reduction in maintenance activities. The Company has reduced its maintenance activities as a result of the lower crude oil sales prices. Pump repairs as a component of total operating expenses were lower by approximately 4% due to the decline in maintenance work in the second quarter of 2009 and the replacement of down-hole pumps in prior years with more expensive pumps that are more efficient and have better longevity.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $20,709 for the second quarter of 2009 when compared with the same period for 2008. During the second quarter of 2009, the Board of Directors approved the payment of a bonus to Mr. Alexander of $25,000. No bonus was paid during the second quarter of 2008.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $31,097. The provision for depletion, depreciation and amortization decreased by approximately 16% for the second quarter of 2009, when compared with the same period for 2008. The decrease is due primarily to a decrease in depletion of the Company's oil and gas properties. The decrease in depletion is due primarily to a decrease in crude oil production for the second quarter of 2009.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008


REVENUES

The decrease in revenues of $2,317,136 is due to lower average prices for the first six months of 2009 and lower crude oil production. Oil and gas revenues decreased by 62% for the six months ended June 30, 2009 when compared with the same period for 2008. Oil and gas revenues decreased by 47% due to lower average crude oil prices for the first six months of 2009. The average price of the Company's oil and gas for the first six months of 2009 decreased by approximately $58.10 per equivalent barrel when compared to the same period of 2008. Revenues decreased by 15% due to lower crude oil production/shipments. The Company's net revenue share of crude oil production/sales decreased by approximately 5,500 barrels for the first six months of 2009. The decrease in crude oil production is primarily the result of the decline in production on the Company's Anderson lease.


OPERATING EXPENSES

Operating expenses decreased by $207,744 for the first six months of 2009. Operating expenses decreased by 24% for the first six months of 2009. The cost to produce an equivalent barrel of crude oil during the first half of 2009 was approximately $22.66 per barrel, a decrease of approximately $2.31 per barrel when compared with production costs for the same period of 2008. The decrease in lease operating expenses is caused by many factors. These include lower costs for parts and supplies, equipment fuel, labor, and pump repairs.

Parts and supplies as a component of total operating expenses decreased by approximately 6% due to a reduction in maintenance activities during the first half of 2009. The Company has reduced its maintenance activities as a result of the lower crude oil sales prices. Equipment fuel as a component of total operating expenses was lower by approximately 5% due to lower overall maintenance activities and lower prices for gasoline and diesel for the first six months of 2009. Company labor as a component of total operating expenses decreased by approximately 4% due to a reduction in overtime hours worked, a reduction in hourly labor rates and a reduction in personnel. Pump repairs as a component of total operating expenses were lower by approximately 4% due to the decline in maintenance work in the first half of 2009 and the replacement of down-hole pumps in prior years with more expensive pumps that are more efficient and have better longevity.


EXPLORATION COSTS

In the first quarter of 2008, the Company received a payment, from its joint venture partner, in the amount of $28,812 for its share of certain tangible completion equipment on an exploratory well that had been abandoned in 2006.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $13,502 for the first six months of 2009 when compared with the same period for 2008. During June of 2009, the Board of Directors approved the payment of a bonus to Mr. Alexander of $25,000. No bonus was paid during the first six months of 2008. Salaries increased by approximately $17,000 due to salary increases that were effective June 1, 2008. This was offset by lower costs for accounting services of approximately $29,000 due primarily to lower costs incurred for SOX-404 Internal Control Compliance and tax related matters.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $35,603. The provision for depletion, depreciation and amortization decreased by approximately 10% for the first six months of 2009, when compared with the same period for 2008. The decrease is due primarily to a decrease in depletion of the Company's oil and gas properties. The decrease in depletion is due primarily to a decrease in crude oil production for the six months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $784,290 for the six months ended June 30, 2009. During the first half of 2009, operating activities used cash of $68,768. Additional cash was used for the purchase of short-term investments of $500,000, capital spending of $167,498 and payments on long-term debt of $11,834. See the Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term investments of $3,325,389 that provided additional liquidity during the first six months of 2009.

IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first six of 2009 decreased by approximately 62% ($58.10 per equivalent barrel) when compared with the same period for 2008. The Company cannot predict the future course of crude oil prices.


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

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                       PYRAMID OIL COMPANY

                   PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 1A. -  Risk Factors

     See the risk factors that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  -  Unregistered Sales of Equity Securities and Use of Proceeds

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Submission of Matters to a Vote of Security Holders

     On June 4, 2009, the Company held its Annual Meeting of Shareholders at the Corporate Offices in Bakersfield, California. At the meeting the holders of our outstanding common stock acted on the following matters:

     (1) The shareholders voted for 5 directors, each to serve for a term of one year. Each nominee received the following votes:

           Name of Nominee             Votes For      Withheld
           ----------------            ---------      --------
           Michael D. Herman           3,962,345        83,373
           John H. Alexander           3,884,418       161,300
           Thomas W. Ladd              3,975,923        69,795
           John E. Turco               3,971,069        74,649
           Gary L. Ronning             3,971,100        74,618

     (2) The shareholders voted for the ratification of the appointment of SingerLewak LLP as our independent auditors for our fiscal year ending December 31, 2009. Votes cast were as follows:

           Votes For             3,854,201
           Votes Against           155,168
           Abstain                  36,349


Item 5.  -  Other Information -

               None

Item 6.  -  Exhibits

     a.  Exhibits

         3.1  Registrant's Amended By-Laws

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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 13, 2009
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: August 13, 2009
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer