Form 10-Q
period 2009-09-30
PYRAMID OIL CO
filed 2009-11-13
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2009

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               (Class)                   (Outstanding at September 30,2009)
    COMMON STOCK WITHOUT PAR VALUE                    4,677,728

                          PYRAMID OIL COMPANY

                               FORM 10-Q
                           SEPTEMBER 30, 2009

                           Table of Contents

                                                                  Page
                                                                  ----
                                 PART I

Item 1.  Financial Statements

     Balance Sheets - September 30, 2009
       and December 31, 2008                                        4

     Condensed Statements of Operations -
       Three months ended September 30, 2009 and 2008               6
       Nine months ended September 30, 2009 and 2008                8

     Condensed - Statements of Cash Flows -
       Nine months ended september30, 2009 and 2008                10

     Notes to Financial Statements                                 12


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           19

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                       25

Item 4.  Controls and Procedures                                   25


                                 PART II

Item 1.  Legal Proceedings                                         26

Item 1A. Risk Factors                                              26

Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds                                     26

Item 3.  Defaults Upon Senior Securities                           26

Item 4.  Submission of Matters to a Vote of Security Holders       26

Item 5.  Other Information                                         26

Item 6.  Exhibits                                                  26

                      PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                             September 30,
                                                 2009       December 31,
                                             (Unaudited)        2008
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $1,261,651     $1,793,563
  Short-term investments                       3,340,743      2,789,099
  Trade accounts receivable                      315,865        213,588
  Income taxes receivable                        132,655             --
  Crude oil inventory                             56,165         82,025
  Prepaid expenses and other assets               58,297        186,353
  Deferred income taxes                          195,800        108,000
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  5,361,176      5,172,628
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               15,999,336     15,755,472
  Capitalized asset retirement costs             382,550        382,550
  Drilling and operating equipment             2,109,993      2,109,993
  Land, buildings and improvements             1,065,371      1,065,371
  Automotive, office and other
    property and equipment                     1,160,617      1,162,324
                                             ------------   ------------
                                              20,717,867     20,475,710
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (16,596,004)   (16,147,157)
                                             ------------   ------------
                                               4,121,863      4,328,553
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Deferred income taxes                          390,945        509,245
  Other assets                                    17,013         17,013
                                             ------------   ------------
                                             $10,140,997    $10,277,439
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,
                                                 2009       December 31,
                                             (Unaudited)       2008
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $   28,997     $   40,820
  Accrued professional fees                      120,426        130,261
  Accrued taxes, other than income taxes          30,960         76,222
  Accrued payroll and related costs               55,335         50,451
  Accrued royalties payable                      150,692        132,472
  Accrued insurance                                3,250         59,096
  Accrued income taxes                                --        239,815
  Current maturities of long-term debt            24,610         23,901
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               414,270        753,038
                                             ------------   ------------

LONG-TERM DEBT, net of current maturities          2,094         20,640
                                             ------------   ------------

LIABILITY FOR ASSET RETIREMENT OBLIGATION      1,169,402      1,151,706
                                             ------------   ------------

COMMITMENTS (Note 3)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    4,677,728 shares issued and
    outstanding                                1,515,945      1,306,010
  Retained earnings                            7,039,286      7,046,045
                                             ------------   ------------
                                               8,555,231      8,352,055
                                             ------------   ------------
                                             $10,140,997    $10,277,439
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.





       6                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                     Three months ended
                                                        September 30,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------
  REVENUES
    Oil and gas sales                             $  945,413     $1,999,119
    Gain on sale of fixed assets                          --            500
                                                 ------------   ------------
                                                     945,413      1,999,619
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               346,800        548,991
    General and administrative                       198,703        298,759
    Taxes, other than income
      and payroll taxes                               33,809         42,481
    Provision for depletion,
      depreciation and amortization                  150,209        169,185
    Accretion expense                                  5,898         54,847
    Other costs and expenses                          18,628         25,643
                                                 ------------   ------------
                                                     754,047      1,139,906
                                                 ------------   ------------
  OPERATING INCOME                                   191,366        859,713
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   20,508         22,661
    Other income                                       3,600          5,217
    Interest expense                                    (299)          (529)
                                                 ------------   ------------
                                                      23,809         27,349
                                                 ------------   ------------

INCOME BEFORE INCOME
  TAX PROVISION (BENEFIT)                            215,175        887,062
    Income tax provision (benefit)
      Current                                       ( 43,499)      ( 35,223)
      Deferred                                        37,300        218,000
                                                 -----------    ------------
                                                    (  6,199)       182,777
                                                 ------------   ------------
 NET INCOME                                        $ 221,374     $  704,285
                                                 ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.






       7                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                     Three months ended
                                                        September 30,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE
   Basic Income
     Per Common Share                                $ 0.05         $ 0.15
                                                 ============   ============

   Diluted Income
     Per Common Share                                $ 0.05         $ 0.15
                                                 ============   ============

 Weighted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============

 Diluted average number
   of common shares outstanding                    4,719,004      4,677,728
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.





















       8                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                     Nine months ended
                                                       September 30,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------
  REVENUES
    Oil and gas sales                             $2,341,359     $5,712,201
    Gain on sale of fixed assets                          --            500
                                                 ------------   ------------
                                                   2,341,359      5,712,701
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                             1,023,339      1,433,274
    Exploration costs                                     --       ( 28,812)
    General and administrative                       653,805        740,359
    Severance award agreement                        209,935             --
    Taxes, other than income
      and payroll taxes                              114,593         99,091
    Provision for depletion,
      depreciation and amortization                  468,665        523,244
    Accretion expense                                 17,696         66,468
    Other costs and expenses                          88,773        101,215
                                                 ------------   ------------
                                                   2,576,806      2,934,839
                                                 ------------   ------------
  OPERATING INCOME (LOSS)                           (235,447)     2,777,862
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   68,378         64,672
    Other income                                      10,800         24,031
    Interest expense                                  (1,072)        (1,763)
                                                 ------------   ------------
                                                      78,106         86,940
                                                 ------------   ------------

INCOME (LOSS) BEFORE INCOME
  TAX PROVISION (BENEFIT)                           (157,341)     2,864,802
    Income tax provision (benefit)
      Current                                       (181,082)       239,252
      Deferred                                        30,500        179,000
                                                 -----------    ------------
                                                    (150,582)       418,252
                                                 ------------   ------------
 NET INCOME (LOSS)                                $ (  6,759)    $2,446,550
                                                 ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.


       9                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                      Nine months ended
                                                        September 30,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE
   Basic Income (Loss)
     Per Common Share                                $    --        $ 0.52
                                                 ============   ============
   Diluted Income (Loss)
     Per Common Share                                $    --        $ 0.52
                                                 ============   ============

 Weighted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============

 Diluted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.
























       10                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                      Nine months ended
                                                        September 30,
                                                  ---------------------------
                                                      2009           2008
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $  ( 6,759)    $2,446,550
  Adjustments to reconcile net income (loss)
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  468,665        523,244
      Gain on sale of fixed assets                          --           (500)
      Accretion expense                                 17,696         66,468
      Exploration costs                                     --       ( 28,812)
      Severance award agreement                        209,935       (  1,600)
      Deferred taxes                                    30,500        179,000

  Changes in assets and liabilities:
    Increase in trade accounts, interest
      and income taxes receivable                     (234,932)      ( 12,012)
    Decrease (increase) in crude oil inventories        25,860       ( 11,886)
    Decrease in prepaid expenses                       126,855        116,738
    (Decrease) in accounts payable
      and accrued liabilities                         (339,477)       (72,629)
                                                     ---------      ---------
    Net cash provided by
      operating activities                             298,343      3,204,561
                                                     ---------      ---------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                       Nine months ended
                                                          September 30,
                                                  ---------------------------
                                                       2009           2008
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               $(261,974)   $(1,054,286)
  Proceeds from sale of fixed assets                        --            500
  Purchases of short-term investments                 (500,000)      (750,000)
  Increase in short-term investments                  ( 51,644)      ( 42,101)
                                                      --------      ---------
Net cash (used in) investing activities               (813,618)    (1,845,887)
                                                      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Loans to employees                                   (1,200)        (2,100)
   Principal payments from loans to employees            2,400          2,100
   Principal payments on long-term debt                (17,837)       (21,037)
                                                      --------       --------
Net cash (used in) financing activities                (16,637)       (21,037)
                                                      --------       --------

Net (decrease) increase in cash                       (531,912)     1,337,637

Cash at beginning of period                          1,793,563        618,448
                                                     ---------      ---------
Cash at end of period                               $1,261,651     $1,956,085
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the six months for interest        $  1,072       $  1,763
                                                      ========       ========
  Cash paid during the six months for income taxes    $191,388       $232,585
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.








       12                     PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2009 and December 31, 2008 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2009 and 2008. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

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

2.  Impact of Recent Accounting Pronouncements

In April 2009, the FASB issued three related FASB Staff Positions: (i) FASB ASC 320-10-65-1 (formerly FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than- Temporary Impairments (FSP FAS 115-2 and FAS 124-2)); (ii) FASB ASC 825-10-65-1 (formerly FSP FAS No. 107-1 and Accounting Principles Board Opinion (APB) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1)), and; (iii) FASB
ASC 820-10-65-4 (formerly FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4)), which are effective for interim and annual reporting periods ending after June 15, 2009. FASB ASC 320-10-65-1 (formerly FSP FAS 115-2 and FAS 124-2) amend the other-than-temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other- than-temporary impairments, change the existing impairment model and modify the presentation and frequency of related disclosures. FASB ASC 825-10-65-1 (formerly FSP FAS 107-1 and APB 28-1) require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FASB ASC 820-10-65-4 (formerly FSP FAS 157-4) provides additional guidance for estimating fair value in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate in accordance with FASB ASC 820-10 (formerly SFAS No. 157). These pronouncements are not expected to have a material impact on our operations and financial condition.

In April 2009, the FASB issued FASB ASC 805-20 (formerly FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FASB ASC 805-20 amends the guidance in FASB ASC 805 (formerly SFAS 141R) relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. FASB ASC 805 (formerly FSP SFAS 141R) is effective for fiscal years beginning after December 15, 2008. We adopted FASB ASC 805 (formerly FSP SFAS 141R) as of the beginning of fiscal 2009. We will apply the requirements of FASB ASC 805-20 (formerly FSP FAS 141R-1) prospectively to any future acquisitions.

In May 2009, the FASB issued FASB ASC 855-10 (formerly SFAS No. 165, Subsequent Events (SFAS 165)), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of FASB ASC 855-10 (formerly SFAS 165) are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 855-10 (formerly SFAS 165) did not have any impact on our financial statements. The subsequent events have been evaluated through November 13, 2009, which was the date the Financial Statements were issued.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (SFAS 162). Effective for our financial statements issued for interim and annual periods commencing with the quarterly period ended September 30, 2009, the FASB Accounting Standards Codification (Codification or ASC) is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing, non-SEC accounting and reporting standards. In the FASB's view, the Codification does not change GAAP, and therefore the adoption of SFAS 168, now referred to as FASB ASC 105, Generally Accepted Accounting Principles, did not have an effect on our consolidated financial position, results of operations or cash flows. However, where we have referred to specific authoritative accounting literature, both the Codification and pre-Codification GAAP literature are disclosed.

FASB ASC 820, Fair Value Measurements and Disclosures (formerly SFAS 157, Fair Value Instruments and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157) (Topic 820) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement. Topic 820 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The adoption of Topic 820 for financial assets and liabilities, as of January 1, 2008, did not have a material impact on our financial position or operations. Topic 820 delayed the effective date of Topic 820's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Fair value measurements identified in Topic 820 is effective for our fiscal year beginning January 1, 2009 and did not have any impact on our consolidated financial position, results of operations or cash flows.


3.  Dividends

No cash dividends were paid during the nine months ended September 30, 2009 and 2008.


4.  Income Taxes

The Company adopted FASB ASC 740, Income Taxes (formerly FASB Interpretation 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109) (Topic 740) on January 1, 2007. As a result of the implementation of FASB ASC 740, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FASB ASC 740. As a result of the implementation of FASB ASC 740, the Company recognized no material adjustments to liabilities or stockholders equity.

The Company files income tax returns in the U.S. federal jurisdiction, California and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2006. State jurisdictions that remain subject to examination range from 2005 to 2008. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FASB ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.


5.  Commitments and Contingencies

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

The Company has been notified by the United States Environmental Protection Agency (EPA) of a final settlement offer to settle its potential liability as a generator of waste containing hazardous substances that was disposed of at a waste disposal site in Santa Barbara County. The Company has responded to the EPA by indicating that the waste contained petroleum products that fall within the exception to the definition of hazardous substances for petroleum-related substances of the pertinent EPA regulations. Management has concluded that under both Federal and State regulations no reasonable basis exists for any valid claim against the Company. As such, the likelihood of any settlement is deemed remote.

6.  Income Tax Provision

Income tax benefits of $150,582 were realized by the Company for the first nine months of 2009, due primarily to a net loss before income tax provision (benefit) for the nine months ended September 30, 2009 and certain adjustments related to a true-up of estimates made to the recently filed 2008 tax returns. The income tax provision of $418,252 for the nine months ended September 30, 2008 is due primarily to a net income of $2,864,802 before income tax provision for the nine months ended September 30, 2008.

Net income tax benefit for the first nine months ended September 30, 2009 was calculated as follows:

                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax provision     $( 76,000)   $(11,228) $( 87,228)
         Tax return true-up         (105,311)     11,457   ( 93,854)
         Deferred tax benefit         26,000       4,500     30,500
                                     -------     -------    -------
                                   $(155,311)   $  4,729  $(150,582)
                                     =======      ======    =======

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,766,000 as of September 30, 2009. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

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


10.  Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $142,000 during the first nine months of 2009.

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

The Company and PHIR mutually decided to extend the agreement after its initial six-month term, and the Company granted to PHIR's two principals fully vested warrants to purchase a total of 25,000 shares of the Company's common stock at an exercise price of $3.20 per share. The warrants will have a two-year term, will be assignable and will have piggyback registration rights and cashless exercise provisions. See Note 12.

The Company and PHIR verbally agreed to extend the arrangement on a month-to-month basis. Effective April 1, 2009, the Company and PHIR verbally agreed to reduce the monthly fee from $5,000 to $2,500.


12.  Warrants Issued

The Company issued warrants to purchase common shares of the Company as compensation for consulting services. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model. The warrants were not included in the computation of diluted net loss per share for the nine months ended September 30, 2009 because exercise or conversion would have an anti-dilutive effect on the net loss per share.

The following table summarizes the warrant activity for the nine months ended September 30, 2009:

                                           Number         Weighted-Average
(Unaudited)                              of Warrants        Exercise Price
                                         -----------       ----------------

Outstanding, December 31, 2008               25,000               $3.20

  Granted                                        --                 --
  Exercised                                      --                 --
  Cancelled                                      --                 --
                                             ------                ----
Outstanding, September 30, 2009              25,000               $3.20
                                             ======                ====

The following summarizes the warrants issued, outstanding and exercisable as of September 30, 2009:

                      Grant Date                November, 2008
                      Strike Price                   $3.20
                      Expiration Date           November, 2010
                      Warrants Remaining            25,000
                      Proceeds if Exercised        $80,000
                      Call Feature                   None




PAGE <19>

13.  Fair Value

Effective January 1, 2009, we adopted FASB ASC 820 (formerly SFAS No. 157) for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted the provisions of FASB ASC 820 for measuring the fair value of our financial assets and liabilities during 2008. As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. FASB ASC 820 establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

     Level 1 - Observable inputs such as quoted prices in active markets;

     Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

     Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation has increased $17,696 during the nine months ended September 30, 2009 as a result of normal accretion expense.

The carrying amount of our cash and equivalents, short term investments, and accounts payable reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

Note 14.  Subsequent Events

Subsequent events reflect all applicable transactions through November 13, 2009.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2009, crude oil prices have increased by $5.90 per barrel since September 30, 2009.

The Company is participating in a Texas natural gas joint venture, and in late October the joint venture's Pan Am #1 well was re-perforated and acid fraced to stimulate gas production from the Slago formation at a depth of approximately 13,600 feet. As of November 12, the well was being tested prior to hookup to a gas sales line.

In September, the Company and its joint venture group commenced execution of a Farmout Agreement (the Agreement) that calls for the drilling and development of the Eagle Ford formation on lands within McMullen County Texas. The Agreement will go into effect when all parties have signed on and a formal change in operator becomes effective. The Company expects completion of the Agreement during November 2009.

The general terms of the Agreement call for the Farmee company to re-enter the Murray Franklin well, abandon the lower section and drill a +/-4,500 foot lateral hole through the Eagle Ford formation at a depth of approximately 9,300 feet. Within 120 days after the completion of the Murray Franklin well, the Farmee is to commence the drilling of a new horizontal well into the Eagle Ford Formation and thereafter will have the right to drill additional wells in the Formation subject to a 90-day continuous drilling obligation. The Farmee will earn 100% of the working interest prior to payout and 70% after payout, with the joint venture group receiving 30% after payout. Pyramid will own approximately 2.5% of the working interest after payout, with no out of pocket costs for the drilling and completion of any Eagle Ford wells. The joint venture group has retained all of the original rights below the Eagle Ford Formation.

In the middle of the third quarter, management cancelled plans to participate in a joint venture exploratory drilling project in Louisiana and in turn, intends to drill a new well in its Carneros Creek field in California.
The well is planned to be drilled on the Company's Anderson property to a depth of approximately 3,400 feet. The Company expects that it will be late December before it obtains a contract-drilling rig for this well.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2008 and for the nine months ended September 30, 2009. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.


CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Portions of this Quarterly Report, including Management's Discussion and Analysis, contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this release. Such forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in Company expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: the timing and extent of changes in commodity prices of oil, gas and electricity, environmental risk, drilling and operational costs, uncertainties about estimates of reserves and government regulations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2009
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2008

REVENUES

The decrease in revenues of $1,053,706 is due to lower average prices for the third quarter of 2009 and lower crude oil production. Oil and gas revenues decreased by 53% for the three months ended September 30, 2009 when compared with the same period for 2008. Oil and gas revenues decreased by 34% due to lower average crude oil prices for the third quarter of 2009. The average price of the Company's oil and gas for the third quarter of 2009 decreased by approximately $46.16 per equivalent barrel when compared to the same period for 2008. Revenues decreased by 19% due to lower crude oil production/shipments. The Company's net revenue share of crude oil production/sales decreased by approximately 3,400 barrels for the third quarter of 2009. The decrease in crude oil production is primarily the result of the decline in production on the Company's Anderson and Santa Fe leases.


OPERATING EXPENSES

Operating expenses decreased by $202,191 for the third quarter of 2009. Operating expenses decreased by 37% for the third quarter of 2009. The cost to produce an equivalent barrel of crude oil during the third quarter of 2009 was approximately $23.46 per barrel, a decrease of approximately $6.78 per barrel when compared with production costs for the third quarter of 2008. The decrease in lease operating expenses is caused by many factors. These include lower costs for labor, parts and supplies, pump repairs and equipment fuel. The Company has reduced its maintenance activities as a result of lower crude oil sales prices.

Company labor as a component of total operating expenses decreased by approximately 16% due to a reduction in overtime hours worked, a reduction in hourly labor rates, a reduction in personnel and a reduction in bonuses paid. Parts and supplies as a component of total operating expenses decreased by approximately 8% due to a reduction in maintenance activities. Pump repairs as a component of total operating expenses were lower by approximately 5% due to the decline in maintenance work in the third quarter of 2009 and the replacement of down-hole pumps in prior years with more expensive pumps that are more efficient and have better longevity. Equipment fuel as a component of total operating expenses was lower by approximately 3% due to lower overall maintenance activities and lower prices for gasoline and diesel during the third quarter of 2009.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $100,056 for the third quarter of 2009 when compared with the same period for 2008. During the third quarter of 2008, the Board of Directors approved the payment of a bonus to Mr. Alexander of $50,000. No bonus was paid during the third quarter of 2009. Legal services also decreased by approximately $34,000. In the third quarter of 2008, the Company incurred additional legal fees relating to the stock split that was effective July 7, 2008.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $18,976 fo the three months ended September 30, 2009. The provision for depletion, depreciation and amortization decreased by approximately 11% for the third quarter of 2009, when compared with the same period for 2008. The decrease is due primarily to a decrease in depletion of the Company's oil and gas properties. The decrease in depletion is due primarily to a decrease in crude oil production for the third quarter of 2009.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008


REVENUES

The decrease in revenues of $3,370,662 is due to lower average prices for the first nine months of 2009 and lower crude oil production. Oil and gas revenues decreased by 59% for the nine months ended September 30, 2009 when compared with the same period for 2008. Oil and gas revenues decreased by 42% due to lower average crude oil prices for the first nine months of 2009. The average price of the Company's oil and gas for the first nine months of 2009 decreased by approximately $54.19 per equivalent barrel when compared to the same period for 2008. Revenues decreased by 17% due to lower crude oil production/shipments. The Company's net revenue share of crude oil production/sales decreased by approximately 8,900 barrels for the first nine months of 2009. The decrease in crude oil production is primarily the result of the decline in production on the Company's Anderson, Santa Fe and Pike leases.

OPERATING EXPENSES

Operating expenses decreased by $409,935 for the nine months ended September 30, 2009. Operating expenses decreased by 29% for the nine months ended September 30, 2009. The cost to produce an equivalent barrel of crude oil during the nine months ended September 30, 2009 was approximately $22.92 per barrel, a decrease of approximately $3.83 per barrel when compared with production costs for the same period for 2008. The decrease in lease operating expenses is caused by many factors. These include lower costs for labor, parts and supplies, equipment fuel and pump repairs.

Company labor as a component of total operating expenses decreased by approximately 9% due to a reduction in overtime hours worked, a reduction in hourly labor rates, a reduction in personnel and a reduction in bonuses paid. Parts and supplies as a component of total operating expenses decreased by approximately 7% due to a reduction in maintenance activities during the first nine months of 2009. The Company has reduced its maintenance activities as a result of the lower crude oil sales prices. Equipment fuel as a component of total operating expenses was lower by approximately 4% due to lower overall maintenance activities and lower prices for gasoline and diesel for the first nine months of 2009. Pump repairs as a component of total operating expenses were lower by approximately 4% due to the decline in maintenance work in the first nine months of 2009 and the replacement of down-hole pumps in prior years with more expensive pumps that are more efficient and have better longevity.


EXPLORATION COSTS

In the first quarter of 2008, the Company received a payment, from its joint venture partner, in the amount of $28,812 for its share of certain tangible completion equipment on an exploratory well that had been abandoned in 2006.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $86,555 for the first nine months of 2009 when compared with the same period of 2008. Officers salaries decreased by approximately $21,000. This is due primarily to a decrease in the bonus paid to the Chief Executive Officer in 2009. Legal services decreased by approximately $28,000. During 2008, the Company incurred additional legal fees relating to a stock split that was effective July 7, 2008. Accounting services decreased by approximately $19,000 due primarily to lower costs incurred for SOX-404 internal control compliance and tax related matters. Travel and entertainment expenses decreased by approximately $10,000 for the nine months ended September 30, 2009.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $54,579 for the nine months ended September 30, 2009. The provision for depletion, depreciation and amortization decreased by approximately 10% for the first nine months of 2009, when compared with the same period for 2008. The decrease is due primarily to a decrease in depletion of the Company's oil and gas properties. The decrease in depletion is due primarily to a decrease in crude oil production for the first nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $531,912 for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, operating activities provided cash of $298,343. Cash was used for the purchase of short-term investments of $500,000, capital spending of $261,974 and payments on long-term debt of $17,837. See the Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term investments of $3,340,743 that provided additional liquidity during the first nine months of 2009.

IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first nine of 2009 decreased by approximately 42% ($54.19 per equivalent barrel) when compared with the same period of 2008. The Company cannot predict the future course of crude oil prices.


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

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     a.  Exhibits

        31.1 Certification of the Registrant's Principal Executive Officer under Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of the Registrant's Principal Financial Officer under Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 13, 2009
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: November 13, 2009
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer