Form 10-K
period 2009-12-31
PYRAMID OIL CO
filed 2010-03-30
CIK 81318

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2009

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

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was
required to submit and post such files).  Yes [  ] No [   ]

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

        Large accelerated filer [ ]         Accelerated filer [ ]
        Non-accelerated filer [ ]           Smaller reporting company [x]

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

  The aggregate market value on June 30, 2009, (the last business day of the registrant's most recently completed second fiscal quarter) of the voting shares held by non-affiliates was approximately $15,464,000 based on the closing sales price of the registrant's Common Stock on such date.

  At March 30, 2010, there were 4,677,728 shares of Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

                          PYRAMID OIL COMPANY
                     2009 FORM 10-K ANNUAL REPORT

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

Item  1.    Business   . .  . .  . .  . .  . .  . .  . .          5

Item 1A.    Risk Factors    . .  . .  . .  . .  . .  . .          9

Item 1B.    Unresolved Staff Comments   .  . .  . .  . .         14

Item  2.    Properties . .  . .  . . .  .  . .  . .  . .         14

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         19

Item  4.    (Removed and Reserved) .  . .  . .  . .  . .         19

                               PART II

Item  5.    Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer
              Purchases of Equity Securities .  . .  . .         19

Item  6.    Selected Financial Data   . .  . .  . .  . .         20

Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                21

Item 7A.    Quantitative and Qualitative Disclosures
              About Market Risk   .  . .  . .  . .  . .          32

Item  8.    Financial Statements and Supplementary Data          33

Item  9.    Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure             68

Item  9A(T).  Controls and Procedures  . .  .   . .  . .         68

Item  9B.   Other Information . . . . . .  . .  . .  . .         69

                               PART III

Item 10.    Directors, Executive Officers, and
              Corporate Governance    . .  . .  . .  . .         69

Item 11.    Executive Compensation .  . .  . .  . .  . .         70

Item 12.    Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters  .  . .  . .  . .  . .         70

Item 13.    Certain Relationships and Related Transactions,
              and Director Independence                          70

Item 14.    Principal Accounting Fees and Services   . .         70


                               PART IV

Item 15.    Exhibits and Financial Schedules  . .  . . .         71




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

OIL AND GAS PRODUCTION OPERATIONS

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. Ten of these properties were shut-in during 2009. Most of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions.

During 2009, the Company operated 17 leases within California, 13 of these leases had total annual gross oil production exceeding 1,000 barrels per lease. Production activities primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 121 wells, and of these, approximately 56 were in operation during 2009. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming, Texas and New York.

MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 55% and 42%, respectively, of Pyramid's crude oil and gas sales in 2009. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. ConocoPhillips, and its predecessors, and Kern Oil have been customers of the Company for over twenty years. Natural gas is sold to companies in the area of operations.
The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year.


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


COMMITMENTS AND CONTINGENCIES

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include down-hole plugging and abandonment of wells, future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have been accrued and recorded in the financial statements. See
Note 7 of Notes to Financial Statements included in Item 8 of this Form
10-K.


OTHER

The Company employed fourteen full-time and two part-time people as of December 31, 2009. Three full-time and two part-time people were office or administrative personnel, and the rest of whom were field personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union or labor contracts.

The Company had no material research and development costs for the three years ended December 31, 2009.

All of the Company's revenues during 2009 were derived from domestic sources.

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

                    RISKS RELATED TO THE COMPANY

THE COMPANY' BY-LAWS CONTAIN PROVISIONS INDEMNIFYING THE COMPANY'S OFFICERS AND DIRECTORS.

The Company's by-laws provide for the indemnification of the Company's directors and officers to the fullest extent legally permissible under the California corporate law against all expenses, liability and loss reasonably incurred or suffered by them in connection with any action, suit or proceeding. Furthermore, the Company's by-laws provide that the Company's board of directors may cause the Company to purchase and maintain insurance for the Company's directors and officers.

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

The general business description and the description of the Company's oil and natural gas operations are described on page 5 under Item 1. Business. Information required by Subpart 1200 of Regulation S-K (Disclosure by Registrants Engaged in Oil and Gas Producing Activities) is also contained in
Item 1. and in Item 8. Financial Statements and Supplementary Data, Supplemental Information - Oil and Gas Producing Activities is on pages 61 to
66.  The preceding information is incorporated by reference into this Item 2.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had proved undeveloped reserves of 96,000, 9,500 and 79,600 at January 1, 2009, 2008 and 2007, respectively.
The Company had no significant proved undeveloped properties at January 1, 2006, and 2005.

(b)  OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by MHA Petroleum Consultants, independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
     January 1, 2010               506,000              81,000
                2009               471,000             155,000
                2008               806,000             331,000
                2007               741,000              65,000
                2006               715,000              94,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2009.

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues before income taxes to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $9,158,000 at December 31, 2009, $4,106,000 at December 31, 2008, $27,414,000 at December
31, 2007, $12,358,000 at December 31, 2006, and $12,694,000 at December 31,
2005.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.


   INTERNAL CONTROLS OVER RESERVE ESTIMATION

Our proved reserve information as of December 31, 2009 included in this Annual Report on Form 10-K was estimated by our independent petroleum consultant, MHA Petroleum Consultants, LLC, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. For the company's estimation procedures, credentials and statement of independence, see the MHA Petroleum Consultants, LLC, report filed herein on Exhibit 99.1. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. MHA Petroleum Consultants, LLC, and their predecessors have been preparing the Company's reserve information for over twenty years and thus, are very familiar with the Company's operations and their oil and gas properties.

John H. Alexander, President and Lee Christianson, CFO, provides company data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to MHA Petroleum Consultants, LLC, and are the primary Company employees responsible for reviewing MHA Petroleum Consultants, LLC, use of our data and MHA Petroleum Consultants, LLC, estimation of our reserves. Mr. Alexander and an employee who is a petroleum engineer provide MHA Petroleum Consultants, LLC, with technical data (such as well logs, geological information and well histories). Mr. Alexander and Mr. Christianson have been with the Company for over twenty years. Mr. Alexander has over forty years experience in the oil and gas exploration and production industry.

John Alexander and Lee Christianson review the preliminary MHA Petroleum Consultants, LLC, reserve estimates and the financial inputs in the estimates. Mr. Christianson, CFO, calculates the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves. Mr. Christianson has over thirty years experience in oil and gas accounting.

Our company codes of business conduct and ethics are general internal controls for preventing and detecting errors or fraud by our employees responsible for the reserve estimation procedures and disclosure in our filings with the SEC.


Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2009      2008      2007       2006       2005
                       ----      ----      ----       ----       ----
Crude oil (Bbls)      57,000    65,000    67,000     66,000     71,000

Natural gas (MCF)      5,000     5,000     5,000      7,000      7,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2009       2008      2007      2006       2005
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $57.16     $93.47    $67.83    $58.88     $47.96
                       =====      =====     =====     =====      =====
  Natural gas         $ 4.02     $ 7.94    $ 7.16    $ 7.28     $ 6.77
                       =====      =====     =====     =====      =====

Production costs      $24.20     $27.20    $24.00    $22.80     $19.30
                       =====      =====     =====     =====      =====

The average selling price of the Company's crude oil at December 31, 2009, was approximately $71.88 per barrel and the average selling price of the Company's natural gas at December 31, 2009, was approximately $4.50 per MCF.

As of December 31, 2009, Pyramid had the following gross and net position in wells and proved acres:

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

The Company drilled one well in 2008 on the Santa Fe lease. The Company also participated as a non-operator, along with a group of partners, in the drilling of two natural gas wells in Texas, one each in 2008 and 2009. The Company drilled two wells in 2007 on the Anderson lease. The Company drilled four new wells in 2006, two on the Santa Fe lease, one on the Anderson lease and one joint-venture well. The Company participated with one other oil company as non-operator in the drilling of the joint venture well in 2006.
No wells were drilled in 2005.

         "Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

         "Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

As of December 31, 2009, Pyramid held positions in unproven acreage in the following locations:

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


(c)  REAL PROPERTY OWNED

Pyramid owned the following real property as of December 31, 2009, all located in California.

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


ITEM 4 - (REMOVED AND RESERVED)


                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
           AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  PRICE RANGE OF COMMON SHARES

The common stock of Pyramid is traded on the NYSE Amex under the symbol "PDO". The following are high and low sales prices for each quarter of 2009 and 2008, and reflect inter-dealer prices without retail markup, markdown or commission.

                                        High         Low
                                        ----        -----
    Fiscal Quarter Ending 2009
         March 31,                   $ 6.3100      $2.8000
         June 30,                      9.5000       3.4718
         September 30,                 6.1600       4.2000
         December 31,                  6.3900       4.3500
    Fiscal Quarter Ending 2008
         March 31,                     3.9500       3.1000
         June 30,                     46.0000       3.2000
         September 30,                38.2000       5.7000
         December 31,                  6.5000       2.7100

At December 31, 2009, the Company had 243 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company did not repurchase any securities during 2009, or issue any securities during 2009 that were not registered under the Securities Act of 1933.

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

                                            Years Ended December 31,
                                      (In thousands except per share data)
                                    2009     2008     2007     2006     2005
                                    ----     ----     ----     ----     ----
STATEMENT OF OPERATIONS DATA
  Total Revenue                    $3,312   $6,611   $4,945   $3,958   $3,761
  Income from Operations            ( 537)   1,094    1,767      923    1,087
  Net Income                        ( 189)   1,514    1,495      949    1,089
  Net Income per Share
    Basic and Diluted              ($0.04)   $0.32    $0.32    $0.20    $0.23
  Weighted Average Number of
    Shares Outstanding
    Basic and Diluted               4,678    4,678    4,678    4,678    4,678

BALANCE SHEET DATA
  Cash and Cash Equivalents        $1,439   $1,794   $  618    $  619  $1,333
  Short-term Investments            3,344    2,789    1,479     1,451   1,409
  Total Assets                     10,142   10,277    8,460     6,696   5,907
  Notes Payable                        21       45       71        37      64
  Stockholders' Equity              8,373    8,352    6,604     5,109   4,160
  Total Liabilities and
    Stockholders' Equity           10,142   10,277    8,460     6,696   5,907

PER SHARE DATA
  Net Book Value per
    Common Share                    $1.79    $1.79     $1.41    $1.09   $0.89
  Common Shares Outstanding         4,678    4,678     4,678    4,678   4,678

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


IMPACT OF CHANGING PRICES

Average prices decreased by approximately $36.40 per equivalent crude oil and gas barrel sold during 2009 as compared with average prices for 2008. In 2009 there were 247 separate crude oil price changes, as compared with 250 price changes in 2008. The difference between the highest ($78.70) and lowest ($27.85) posted prices in 2009 was $50.85 per barrel. By comparison, this same differential in 2008 was $111.45 per barrel.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investments of $4,783,000 at December 31, 2009, for a net increase of $200,000, when compared to December 31, 2008. Short-term investments consist of certificates of deposit having original maturities of three months or more. Operating activities generated cash of $573,000 during 2009. During 2009, cash was consumed by purchase of short-term investments of $500,000, capital spending of $348,000 and principal payments on the Company's long-term debt totaling $24,000. The components of the changes in cash for 2009 are described in the Statements of Cash Flows included in Item 8 of this Form 10-K. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. A $500,000 line of credit, unused at December 31, 2009, also provided additional liquidity during 2009.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended December 31, 2009. In addition to its current assets, the Company also has a credit facility for $500,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

     As of December 31, 2009, the amount of cash, cash equivalents, and short term investments was equal to $4,783,000 in the aggregate.

     As of December 31, 2009, the Company had approximately $5,712,000 in current assets, and only $576,000 of current liabilities.

     As of December 31, 2009, the Company had no long-term indebtedness (net of current maturities).

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

The Company participated as a non-operator in the drilling of a natural gas well in Texas during 2009. The Company drilled two wells in the years ended December 31, 2008 and 2007. The Company drilled four wells in the year ended December 31, 2006. No wells were drilled in 2005. One of the wells drilled in 2006 was an exploratory well which was abandoned due to non-economic production of crude oil.

The Company's proved developed producing crude oil reserves decreased by 63,000 barrels at December 31, 2009. The decrease is due primarily to production of approximately 57,000 barrels of crude oil during 2009. The remaining decline of 6,000 barrels in the reserves is due to revisions of previous estimates. The Company did not drill any crude oil wells during 2009.

The Company's proved developed producing natural gas reserves decreased by 56,000 MCF's at December 31, 2009. The decrease is due primarily to revisions of previous estimates. The estimates of gas reserves for the Texas gas prospect decreased by approximately 40,000 MCF's due to unfavorable production results from a gas well that was drilled in 2008 by the Texas joint venture.

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


FORWARD-LOOKING INFORMATION

Looking forward into 2010, crude oil prices have increased by approximately ninety cents per barrel as of March 26, 2010, compared to prices at December 31, 2009. There have been 56 separate price changes since December 31, 2009.

In January 2010, the Company successfully drilled a new well on its Anderson property in the Carneros Creek field, located in Kern County, California. The well was drilled to approximately 3,300 feet, logged, and completed by running casing. In late February, a small portion of the Point of Rocks formation in this well was hydraulically fractured with the injection of crude oil and sand. The well's oil production after recovery of all treating fluids has been in the range of 25 barrels of oil per day.

During December of 2009, Union Gas Company of Houston Texas commenced field operations on the Company's Texas Joint Venture Farmout. The original joint venture well, the Murray Franklin Estate #1, was horizontally re-drilled into the Eagleford formation at a depth of approximately 4,500 feet. The well was stimulated with a multi-stage hydraulic frac, and testing began in mid-March. As of this writing, no specific production results were available.

In the fourth quarter of 2009, management began an extensive review of a number of the Company's properties located in Kern, County. Management hired a highly regarded independent geologist to help identify and target new prospects on existing leases, as management seeks to increase production. Several prospects were initially identified and management has chosen one of these for drilling a new well utilizing horizontal technology. Current plans call for drilling operations to begin during the second week of April. Drilling results will be announced following completion and testing operations.

In addition to this specific drilling prospect, the geological review is progressing on various other properties the Company owns. Several other prospects on existing properties have been identified during the review, and management is in the process of evaluating their economics. Management plans to continue with drilling several additional wells during the current year.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
  COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2008


REVENUES

OIL AND GAS SALES

The decrease in revenues of $3,298,733 is due primarily to lower average prices combined with lower crude oil production/sales for 2009. Oil and gas sales decreased by 50% for the year ended December 31, 2009, when compared with the same period for 2008. The average price of the Company's oil and gas decreased by approximately $36.40 per equivalent barrel for 2009 when compared to 2008. Crude oil production/sales decreased by approximately 12,600 barrels. The decrease in crude oil production is primarily the result of the decline in production on the Company's Anderson and Santa Fe leases.


OPERATING EXPENSES

Operating expenses decreased by $530,167 for the year ended December 31, 2009, when compared with the same period for 2008. Operating expenses decreased by 27% for the year ended December 31, 2009. The cost to produce an equivalent barrel of crude oil during 2009 was approximately $24.21 per barrel, a decrease of approximately $3.03 per barrel when compared with production costs for 2008. The decrease in lease operating expenses is caused by many factors. These include lower costs for labor, parts and supplies, pump repairs, equipment rental and equipment fuel. The Company has reduced its maintenance activities as a result of the lower crude oil sales prices.

Company labor as a component of total operating expenses decreased by approximately 8% due to a reduction in overtime hours worked, a reduction in hourly labor rates, a reduction in personnel and a reduction in bonuses paid. Parts and supplies as a component of total operating expenses decreased by approximately 6% due to a reduction in maintenance activities. Pump repairs as a component of total operating expenses were lower by approximately 3% due to the decline in maintenance work during 2009 and the replacement of down-hole pumps in prior years with more expensive pumps that are more efficient and have better longevity. Equipment rental costs as a component of total operating expenses were lower by approximately 3% during 2009 due to the discontinuance of the rental of crude oil storage tanks for the Santa Fe and Anderson leases. Equipment fuel as a component of total operating expenses was lower by approximately 3% due to lower overall maintenance activities and lower prices for gasoline and diesel during 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $77,114 for the year ended December 31, 2009 when compared with the same period of 2008. Accounting services decreased by approximately $54,400 due primarily to lower costs incurred for SOX-404 internal control compliance and tax related matters.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $304,430 for the twelve months ended December 31, 2009, when compared with the same period for 2008. The decrease is due primarily to a decrease in depletion of the Company's oil and gas properties in the amount of $318,202. The decrease in depletion is due to a decrease in crude oil production for 2009 and a decrease in the depletable base due to the write-down of certain oil and properties in 2008.


VALUATION ALLOWANCES

Valuation allowance expense decreased by $803,622 for the twelve months ended December 31, 2009, when compared with the same period for 2008. At December 31, 2008, the valuation of the Company's oil and gas properties declined due primarily to lower crude oil prices. During 2009, crude oil prices have increased and this has been reflected in higher valuations of the Company's oil and gas properties at December 31, 2009.



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


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately 17% for the year ended December 31, 2008, when compared with the same period for 2007. The increase in General and administrative expenses of $144,045 is due primarily to the following factors:

     Legal fees increased by approximately 6%, as a component of total administrative expense, due to services that were rendered for the stock split that was declared on June 5, 2008 (see footnote 11), increased costs for compliance with SEC filings and general corporate matters.

     Compensation costs, as a component of total administrative expenses, increased by 5% due to a number of factors. Compensation costs increased due to the following: an increase in annual salaries that was effective June 1, 2008; an increase in bonuses for 2008 when compared with 2007; and the hiring of a part-time employee that was effective July 1, 2007.

     Accounting services increased by 3%, as a component of total administrative expenses, due primarily to continuing compliance costs associated with Sarbanes-Oxley.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by $483,364 for the year ended December 31, 2008, when compared with the same period for 2007. The increase is due to an increase of approximately $274,000 in the depletion of the Company's oil and gas properties and an increase of $202,000 in the amortization of the leaseholds on the Company's Texas gas prospect.


VALUATION ALLOWANCES

Valuation allowances increased by $1,159,055 for the twelve months ended December 31, 2008, when compared with the same period for 2007. At December 31, 2008, the valuation of the Company's oil and gas properties declined due primarily to lower crude oil prices resulting in the write-down of certain properties to the value of their estimated discounted cash flows.


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


CRITICAL ACCOUNTING POLICIES

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

The Company has adopted the "successful efforts" method of accounting for its oil and gas exploration and development activities, as set forth in FASB ASC Topic No. 932.

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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $358,757 and $1,162,379 at December 31, 2009 and 2008, respectively (see Note 6 of Notes to Financial Statements included in Item 8 of this Form 10-K). The accumulated impairment reserve was $2,769,430 and $2,410,673 at December 31, 2009 and 2008, respectively.

DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2009, 2008 and 2007 were $14.97, $27.86 and $5.03, respectively.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (I) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (I) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 provides guidance for arrangements with multiple deliverables. Specifically, the updated accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. ASU 2009-13 also eliminates the residual method of allocation and requires use of the relative-selling-price method in all circumstances in

PAGE <31>

which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective as of January 2011 with early adoption permitted. We do not expect the adoption of ASU No. 13 to have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (ASU 2009-05), which is effective for financial statements issued for interim and annual periods ending after August 2009. ASU 2009-05 amends FASB ASC Subtopic 820-10 (FASB ASC 820-10). The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of this standard only impacts the references to the accounting standards. References to accounting standards in this Form 10-K now refer to the relevant ASC topic.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. SFAS No. 165 was codified in the ASC topic on Subsequent Events.

In April 2009, the FASB issued three related Staff Positions: (I) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation

PAGE <32>

techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The above staff positions did not have a material impact on our financial position, results of operations, and cash flows. The above staff positions and ABP 28-1 were codified in the ASC topic on Financial Instruments.

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the requirements of SFAS 141R prospectively to any future acquisitions. FAS 141R was codified in the ASC topic on Business Combinations.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2009

                                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM . . . . . .   34


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2009 and 2008 . . . . . . . . . .   35-36
    Statements of operations - years ended
      December 31, 2009, 2008 and 2007  . . . . . . . . . . . . . .   37-38
    Statements of shareholders' equity - years ended
      December 31, 2009, 2008 and 2007  . . . . . . . . . . . . . .   39
    Statements of cash flows - years
      ended December 31, 2009, 2008 and 2007  . . . . . . . . . . .   40-41
    Notes to financial statements . . . . . . . . . . . . . . . . .   42

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Shareholders of
Pyramid Oil Company
Bakersfield, California


We have audited the balance sheets of Pyramid Oil Company (the Company) as of December 31, 2009 and 2008, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Pyramid Oil Company's internal control over financial reporting as of December 31, 2009 included in the accompanying report of management in Disclosure Controls and Procedures in Item 9A(T) of Form 10K, and, accordingly, we do not express an opinion thereon.


SINGERLEWAK LLP

Los Angeles, California
March 30, 2010

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                                         December 31,
                                                  --------------------------
                                                     2009            2008
                                                  ----------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $ 1,438,825       $ 1,793,563
   Short-term investments                         3,344,061         2,789,099
   Trade accounts receivable
     (net of reserve for doubtful accounts
      of $4,000 in 2009 and 2008)                   375,954           213,588
   Income taxes receivable                          124,281                --
   Crude oil inventory                               62,760            82,025
   Prepaid expenses and other assets                169,595           186,353
   Deferred income taxes                            196,200           108,000
                                                  ---------        ----------
         Total current assets                     5,711,676         5,172,628
                                                  ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and equipment
     (successful efforts method)                 16,085,228        15,755,472
   Capitalized asset retirement costs               382,550           382,550
   Drilling and operating equipment               2,109,993         2,109,993
   Land, buildings and improvements               1,065,371         1,065,371
   Automotive, office and
     other property and equipment                 1,160,617         1,162,324
                                                 ----------        ----------
                                                 20,803,759        20,475,710
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances                   (17,125,834)      (16,147,157)
                                                 ----------        ----------
                                                  3,677,925         4,328,553
                                                 ----------        ----------
OTHER ASSETS
   Deferred income taxes                            485,400           509,245
   Deposits                                         250,000           250,000
   Other assets                                      17,013            17,013
                                                 ----------        ----------
                                                $10,142,014       $10,277,439
                                                 ==========        ==========

The accompanying notes are an integral part of these balance sheets.

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,
                                              ----------------------------
                                                  2009              2008
                                              ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                         $    88,170        $    40,820
   Accrued professional fees                    138,381            130,261
   Accrued taxes, other than
     income taxes                                62,310             76,222
   Accrued payroll and related costs             51,606             50,451
   Accrued royalties payable                    159,933            132,472
   Accrued insurance                             54,947             59,096
   Accrued income taxes                              --            239,815
   Current maturities of long-term debt          20,640             23,901
                                              ---------         ----------
      Total current liabilities                 575,987            753,038
                                              ---------         ----------
LONG-TERM DEBT, net of current
 maturities                                          --             20,640
                                              ---------         ----------

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS    1,193,324          1,151,706
                                              ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value (Note 13)
     Authorized - 10,000,000 shares
     Issued and outstanding - none                   --                 --
   Common stock, no par value
     (Note 11,12 & 13)
     Authorized - 50,000,000 shares
     Issued and outstanding -
       4,677,728 shares                       1,515,945          1,306,010
   Retained earnings                          6,856,758          7,046,045
                                             ----------         ----------
                                              8,372,703          8,352,055
                                             ----------         ----------
                                            $10,142,014        $10,277,439
                                             ==========         ==========
The accompanying notes are an integral part of these balance sheets.

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                       --------------------------------------
                                          2009          2008          2007
                                       ----------    ----------    ----------
REVENUES:
  Oil and gas sales                   $ 3,311,895   $ 6,610,628   $ 4,502,855
  Gain on sales of fixed assets                --           500       441,927
                                       ----------    ----------    ----------
                                        3,311,895     6,611,128     4,944,782
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,411,721     1,941,888     1,611,269
  Exploration costs                            --       (28,812)        6,687
  General and administrative              924,676     1,001,791       857,746
  Stock based compensation                209,935       167,400        67,000
  Taxes, other than income and
    payroll taxes                         147,724       131,215       111,909
  Provision for depletion,
    depreciation and amortization         639,738       944,168       460,804
  Valuation allowances                    358,757     1,162,379         3,324
  Accretion expense                        41,618        68,832        22,135
  Other costs and expenses                115,164       128,090        36,818
                                        ---------     ---------    ----------
                                        3,849,333     5,516,951     3,177,692
                                        ---------     ---------    ----------
OPERATING INCOME                        ( 537,438)    1,094,177     1,767,090
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          75,427        88,792        85,003
  Other income                             14,400        28,431        19,886
  Interest expense                     (    1,313)   (    2,235)   (    1,768)
                                       ----------     ---------     ---------
                                           88,514       114,988       103,121
                                       ----------     ---------     ---------
INCOME BEFORE INCOME
 TAX PROVISION                           (448,924)    1,209,165     1,870,211
   Income tax provision (benefit)
     Current                            ( 195,282)      312,710       375,150
     Deferred                           (  64,355)     (617,245)           --
                                       ----------     ---------    ----------
                                        ( 259,637)     (304,535)      375,150
                                       ----------     ---------     ---------
NET INCOME                            $ ( 189,287)  $ 1,513,700   $ 1,495,061
                                       ==========     =========     =========

The accompanying notes are an integral part of these statements.

                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                       --------------------------------------
                                          2009          2008          2007
                                       ----------    ----------    ----------

BASIC INCOME PER COMMON SHARE         $     (0.04)  $      0.32   $      0.32
                                       ==========     =========     =========
DILUTED INCOME PER COMMON SHARE       $     (0.04)  $      0.32   $      0.32
                                       ==========     =========     =========
Weighted average number of
 common shares outstanding              4,677,728     4,677,728     4,677,728
                                       ==========     =========     =========
Diluted average number of
 common shares outstanding              4,686,249     4,713,055     4,677,728
                                       ==========     =========     =========


The accompanying notes are an integral part of these statements.

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY





                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 2006      3,741,721       $1,071,610     $4,037,284

  Net income                            --               --      1,495,061
                                 ---------        ---------      ---------
Balances, December 31, 2007      3,741,721        1,071,610      5,532,345

  5 for 4 stock split              936,007

  Severance award agreement             --          165,400             --

  Stock based compensation              --           69,000             --

  Net income                            --               --      1,513,700
                                 ---------        ---------      ---------
Balances, December 31, 2008      4,677,728        1,306,010      7,046,045

  Severance award agreement             --          209,935             --

  Net (loss)                            --               --      ( 189,287)
                                 ---------        ---------      ---------
Balances, December 31, 2009      4,677,728       $1,515,945     $6,856,758
                                 =========        =========      =========


The accompanying notes are an integral part of these statements.

                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                          --------------------------------
                                             2009       2008        2007
                                          ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                      $( 189,287) $1,513,700   $1,495,061

   Adjustments to reconcile net income
     to net cash provided
     by operating activities:
      Provision for depletion,
        depreciation, and amortization      639,738     944,168      460,804
      Valuation allowances                  358,757   1,162,379        3,324
      Accretion expense                      41,618      68,832       22,135
      Exploration costs                          --     (28,812)       6,687
      Stock based compensation              209,935     167,400       67,000
      Gain on sale of
        property and equipment                   --        (500)    (441,927)
      Loss on disposal of fixed assets           --          --       18,000
      Accrued termination costs                  --          --     (142,157)
      Deferred income taxes                 (64,355)   (617,245)          --

   Changes in operating assets
    and liabilities:
      Decrease (increase) in trade
        accounts receivable and
        interest receivable                (286,648)    429,752     (147,967)
      Decrease (increase) in crude
        oil inventories                      19,265     (10,727)     (14,759)
      (Increase) in prepaid expenses         17,458     (12,988)     (18,015)
       Increase (decrease) in accounts
        payable and accrued liabilities    (173,790)     22,410      281,925
                                          ---------   ---------    ---------
  Net cash provided by
    operating activities                    572,691   3,638,369    1,590,111
                                          ---------   ---------    ---------

      The accompanying notes are an integral part of these statements.

                                PYRAMID OIL COMPANY
                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                Year ended December 31,
                                            ------------------------------
                                             2009        2008         2007
                                           -------     -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                   $( 347,866) $(1,126,565) $(2,085,327)
  Purchase of short-term investments      ( 500,000)  (1,250,000)    (180,000)
  Increase in short-term investments        (54,962)     (60,120)     (28,069)
  Redemption of certificate of deposit           --           --      200,000
  Proceeds from sale of fixed assets             --          500      468,621
                                          ---------    ---------    ---------
  Net cash used in investing activities   ( 902,828)  (2,436,185)  (1,624,775)
                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from line of credit                   --           --      150,000
  Payments on line of credit                     --           --     (150,000)
  Principal payments on long-term debt     ( 23,901)    ( 26,869)    ( 37,054)
  Proceeds from issuance
    of long-term debt                            --           --       71,165
  Principal payments from
    loans to employees                        3,100        2,500        2,000
  Loans to employees                        ( 3,800)     ( 2,700)     ( 2,000)
                                            -------     --------      -------
Net cash provided by
  (used in) financing activities            (24,601)     (27,069)      34,111
                                            -------     --------      -------
Net increase (decrease) in cash
  and cash equivalents                     (354,738)   1,175,115         (553)

Cash and cash equivalents
  at beginning of year                    1,793,563      618,448      619,001
                                          ---------   ----------    ---------
Cash and cash equivalents at end of year $1,438,825  $ 1,793,563   $  618,448
                                          =========   ==========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year
  for interest                           $    1,313    $   2,235    $   1,768
                                            =======      =======      =======
Cash paid during the year
  for income taxes                       $  168,814    $ 232,946    $  36,125
                                            =======      =======      =======
The accompanying notes are an integral part of these statements.

                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2009

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents principally consist of demand deposits and certificates of deposits having original maturities of three months or less. At December 31, 2009, the Company had approximately $1,200,000 of cash and cash equivalents that were not fully insured by the FDIC.

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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

The Company has adopted the "successful efforts" method of accounting for its oil and gas exploration and development activities, as set forth in FASB ASC Topic No. 932.

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

The Company adopted FASB ASC Topic No. 360-10-15, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $358,757 and $1,162,379 at December 31, 2009 and 2008, respectively (see Note 6). The accumulated impairment reserve was $2,769,430 and $2,410,673 at December 31, 2009 and 2008, respectively.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2009


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2009, 2008 and 2007 were $14.97, $27.86 and $5.03, respectively.

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


STOCK-BASED COMPENSATION

We account for share-based awards in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (ASC 718). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee's requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and award cancellation rate. These inputs are subjective and are determined using management's judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation and continue to use the simplified method in developing the expected term used for our valuation of share-based compensation in accordance with ASC 718.

MAINTENANCE AND REPAIRS

Maintenance, repairs and replacement expenditures are charged to operations as incurred, while major renewals and betterments are capitalized and depreciated over their useful lives.

                               PYRAMID OIL COMPANY
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2009

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

The Company adopted the provisions of FASB ASC Topic No. 740-10-25, Accounting for Uncertainty in Income Taxes, on January 1, 2007 (ASC 740-10-25). As a result of the implementation of ASC 740-10-25, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740-10-25. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity.

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

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2009.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2009

CONCENTRATION OF CREDIT RISK

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 55%, and 42%, respectively, of Pyramid's crude oil and gas sales in 2009. Crude oil sales were approximately 65% and 32% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2008. While revenue from these customers is significant, and the loss of any one could have a short-term adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 55% and 44% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2009. Trade receivables were approximately 60% and 38% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2008.


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (I) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (I) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 provides guidance for arrangements with multiple deliverables. Specifically, the updated accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. ASU 2009-13 also eliminates the residual method of allocation and requires use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective as of January 2011 with early adoption permitted. We do not expect the adoption of ASU No. 13 to have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (ASU 2009-05), which is effective for financial statements issued for interim and annual periods ending after August

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2009

2009. ASU 2009-05 amends FASB ASC Subtopic 820-10 (FASB ASC 820-10). The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of this standard only impacts the references to the accounting standards. References to accounting standards in this Form 10-K now refer to the relevant ASC topic.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. SFAS No. 165 was codified in the ASC topic on Subsequent Events.

In April 2009, the FASB issued three related Staff Positions: (I) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The above staff positions did not have a material impact on our financial position, results of operations, and cash flows. The above staff positions and ABP 28-1 were codified in the ASC topic on Financial Instruments.

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the requirements of SFAS 141R prospectively to any future acquisitions. FAS 141R was codified in the ASC topic on Business Combinations.


RECLASSIFICATIONS

Certain reclassifications have been made to the prior financial statements to conform to the 2009 presentation.


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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

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


2.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the authoritative guidance on fair value measurements. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

     Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

     Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

     Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

In accordance with this guidance, we measure our cash equivalents and short-term investments at fair value. Our cash equivalents and short term investments are classified within Level 1. Cash equivalents and shot term investments are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2009, cash equivalents and short term investments consisted of certificates of deposit measured at fair value on a recurring basis. Fair values of our certificates of deposit were $3,684,895, of which $340,833 was included in cash equivalents and $3,344,061 were included in short-term investments at December 31, 2009.

Effective January 1, 2009, the Company adopted, the FASB staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.


3.  LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt at December 31, 2009 and 2008, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       2009         2008
                                                    ---------    ---------
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,193
    principal and interest, interest at 3.9%
    final payment in 2010.                           $ 11,714    $  25,279

 Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $909
    principal and interest, interest at 3.9%
    final payment in 2010.                              8,926       19,262

                                                      -------      -------
                                                       20,640       44,541
  Less - current maturities                                --     ( 23,901)
                                                      -------      -------
                                                     $ 20,640     $ 20,640
                                                      =======      =======

At December 31, 2009 approximately $101,000 of gross property and equipment was pledged as collateral to secure $20,640 principal amount of long-term debt.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

At December 31, 2009, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $500,000 through May 31, 2010. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 4.75% at December 31, 2009.


4.   INCOME TAXES

   Income tax provision (benefit) consists of the following:

                                            Year Ended December 31,
                                      -----------------------------------
                                       2009           2008          2007
                                      -------        -------       ------
   Federal income taxes:
     Current                        $(193,411)      $276,170     $ 308,715
     Deferred                        ( 54,975)      (527,245)           --
                                      -------        -------       -------
                                     (248,386)      (251,075)      308,715
                                      -------        -------       -------
   State income taxes:
     Current                         (  1,871)        36,540        66,435
     Deferred                        (  9,380)       (90,000)           --
                                      -------        -------       -------
                                     ( 11,251)       (53,460)       66,435
                                      -------        -------       -------
   Income tax provision             $(259,637)     $(304,535)     $375,150
                                      =======        =======       =======


















       52                        PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                                 Year Ended December 31,
                                          -----------------------------------
                                            2009         2008          2007
                                          --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate         $(152,634)   $ 408,745     $ 635,872
   Statutory depletion                          --     (551,762)     (156,526)
   Termination pay                              --           --      ( 44,433)
   Intangible Drilling Costs                    --           --      (161,737)
   Prior period tax changes               ( 93,584)    (136,960)           --
   State income taxes                     ( 15,094)       5,439        66,435
   Other                                     1,675     ( 29,997)       35,439
                                          --------     --------      --------
   Income tax provision                  $(259,637)   $(304,535)    $ 375,150
                                          ========     ========      ========

The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2009          2008          2007
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $    196,200   $   107,000   $    69,842
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                   196,200       107,000        69,842
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   2,251,600     2,272,245     2,287,049
  Gross liabilities                     --            --    (  599,537)
  Valuation allowance           (1,766,200)   (1,762,000)   (1,757,354)
                                ----------     ---------     ---------
                                   485,400       510,245    (   69,842)
                                ----------     ---------     ---------
                               $   681,600   $   617,245   $        --
                                ==========     =========     =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                                  December 31,
                                    ---------------------------------------
                                        2009          2008          2007
                                    -----------   -----------   -----------
    Accounts receivable             $     1,600    $    1,600   $     1,712
    Asset retirement obligations        466,000       449,000       432,666
    Statutory depletion
      carryover                       1,766,200     1,762,000     1,825,707
    Accrued liabilities                 194,600       107,000        96,806
                                     ----------     ---------     ---------
    Total deferred tax assets         2,428,400     2,319,600     2,356,891
    Property and equipment               19,400        59,645    (  599,537)
    Valuation allowance              (1,766,200)   (1,762,000)   (1,757,354)
                                     ----------     ---------     ---------
                                    $   681,600   $   617,245   $        --
                                     ==========     =========     =========

At December 31, 2009, a valuation allowance has been provided against the statutory depletion carryover due to the uncertainty of its future utilization.

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

At December 31, 2009, the Company has Federal income tax net operating loss carrybacks/carryforwards of approximately $88,000. For California franchise tax purposes, as of December 31, 2009, the Company has net operating loss carryforwards of approximately $15,000.

At December 31, 2009, the Company has, for Federal income tax purposes, a statutory depletion carryover of approximately $4,544,000, which currently has no expiration date.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

The Company adopted the provisions of FASB ASC Topic No. 740-10-25 (ASC 740-10-25), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of ASC 740-10-25, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740-10-25. As a result of the implementation of ASC 740-10-25, the Company recognized no material adjustments to liabilities or stockholders equity.

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

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2009.


5. RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $188,500, $462,800 and $324,700 in 2009, 2008 and 2007, respectively.

In December of 2007, Mr. Alexander purchased a used pickup truck from the Company for $20,150. The sale of the vehicle to Mr. Alexander in December of 2007, resulted in a gain to the Company of approximately $1,500.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease. See Note 15 for discussion of severance awards entered into with Mr. Alexander.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

6. FOURTH QUARTER RESULTS (UNAUDITED)

During the fourth quarters of 2009 and 2008, the Company made adjustments to the carrying value of some of its oil and gas properties. The Company recorded a valuation allowance in the amount of $358,757 and $1,162,379, as of December 31, 2009 and 2008, respectively, to reflect the change in the projected future undiscounted net cash flows for the properties, as the result of the analysis of the Company's oil and gas reserves by independent consultants. The adjustment at December 31, 2009, of $358,727, is due to write-downs of the Company's investment in two natural gas wells drilled by the Texas joint venture. The economic results from the first well during 2009 and the projected future discounted net cash flows from the second well did not support the costs that had been capitalized at December 31, 2009.

During the fourth quarter of 2008, the Company recorded additional depletion of approximately $60,000 on its oil and gas properties as a result of the analysis of the Company's oil and gas reserves by independent consultants.

There were no significant adjustments made during the fourth quarter of 2007.


7. COMMITMENTS AND CONTINGENCIES

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include down-hole plugging and abandonment of wells, future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have been accrued and recorded in the financial statements. See
Note 10, Assets Retirement Obligations.

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

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


8.  GAIN ON SALE OF FIXED ASSETS

During 2007, the Company sold real property (160 acres of grazing land) for a gain of approximately $441,000. All of the assets sold in 2007 had insignificant net book values.


9.  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employees contributions up to 3% of their salaries. Contributions of $10,428, $12,834 and $13,119 were made during the years ended December 31, 2009, 2008 and 2007, respectively.


10.  ASSETS RETIREMENT OBLIGATIONS

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the fair value of the liability recorded are recognized in income in the period the actual costs are incurred.

There are no legally restricted assets for the settlement of asset retirement obligations. The Company has recognized deferred tax benefits of approximately $466,000 for the asset retirement obligations as of December 31, 2009. A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                               December 31,
                                    ---------------------------------
                                      2009         2008         2007
                                    ---------   ---------    ---------
Beginning balance                 $1,151,706   $1,010,903   $  982,389
  Incurred during the period              --           --           --
  Additions for new wells                 --        9,394        6,379
  Accretion expense                   41,618      131,409       22,135
                                   ---------    ---------    ---------
Ending Balance                    $1,193,324   $1,151,706   $1,010,903
                                   =========    =========    =========


11.  STOCK SPLIT

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009


12.  WARRANTS ISSUED

Effective, November 13, 2008, the Company's Board of Directors approved the issuance of warrants to Pfeiffer High Investor Relations, Inc. (PHIR), see footnote 17. The Company approved the issuance of 25,000 shares of common stock at an exercise price of $3.20 per share. The warrants will have a two-year term, will be assignable and will have piggyback registration rights and cashless exercise provisions. The Company valued the warrants using the Black-Scholes model using inputs of a 2 year expected life, 135% volatility and a 1.19% risk free interest rate. The Company recorded stock based compensation of $69,000 for the period ended December 31, 2008. The Company has adopted FASB ASC Topic No. 718 (ASC 718) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants based on estimated fair values. ASC 718 requires companies to estimate the fair value of the award that is ultimately expected to vest to be recognized as expense. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009


The following table summarizes the warrant activity for the twelve months ended December 31, 2009:

                                            Number         Weighted-Average
                                         of Warrants        Exercise Price
                                         -----------       ----------------

Outstanding, December 31, 2008               25,000               $3.20

  Granted                                        --                 --
  Exercised                                      --                 --
  Cancelled                                      --                 --
                                             ------                ----
Outstanding, December 31 , 2009              25,000               $3.20
                                             ======                ====

The following summarizes the warrants issued, outstanding and exercisable as of December 31, 2009:

                      Grant Date                November, 2008
                      Strike Price                   $3.20
                      Expiration Date           November, 2010
                      Warrants Remaining            25,000
                      Proceeds if Exercised        $80,000
                      Call Feature                   None


13.  SEVERANCE AWARD AGREEMENTS

On June 4, 2009, the Company and John Alexander entered into a Severance
Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $209,935. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of June 30, 2009, the Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, management has classified the share-based compensation as stockholders' equity at June 30, 2009.

On December 30, 2008, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $100,000. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of December 31, 2008, the Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, management has classified the share-based compensation as stockholders' equity.

On January 9, 2007, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded a liability for share-based compensation of $65,400. Mr. Alexander serves as the Company's Chief Executive Officer. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of December 30, 2008, the Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, management has reclassified the liability for share-based compensation to stockholders' equity.

14.  INCENTIVE AND RETENTION PLAN

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

15.  REGISTRATION STATEMENT ON FORM S-3

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on December 22,2009, that became effective on January 14, 2010. The registration statement is designed to provide the Company the flexibility to offer and sell from time to time up to $20 million of the Company's common stock. The Company may offer and sell such securities through one or more methods of distribution, subject to market conditions and the Company's capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of the offering. The Company has not filed any supplemental prospectus with the SEC or sold any common stock under this registration statement.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 2009


FASB ASC Topic 932, Extraction Activities - Oil and Gas, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas. This information, presented here, is intended to enable the reader to better evaluate the operations of the Company. All of the Company's oil and gas reserves are located in the United States.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2009, 2008 and 2007 were as follows:

                                         2009         2008         2007
                                      ----------   ----------   ----------
Proved properties                    $15,906,600  $15,576,800  $14,556,300
Unproved properties
  being amortized                        178,600      178,600      178,600
Unproved properties
  not being amortized                         --           --           --
Capitalized asset retirement costs       382,600      382,600      310,600
Accumulated depletion,
  depreciation, amortization
  and valuation allowances           (14,093,800) (13,209,000) (11,228,400)
                                      ----------   ----------   ----------
                                     $ 2,374,000  $ 2,929,000  $ 3,817,100
                                      ==========   ==========   ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2009


The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  2009            2008           2007
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved developed and
 undeveloped reserves:
  Beginning of year            471     155     806     331     741     65
  Revisions of previous
    estimates                   92    ( 69)   (270)   (228)    132      4
  Extensions, discoveries
    and other additions         --      --      --      57      --    267
  Production                   (57)    ( 5)    (65)    ( 5)    (67)   ( 5)
                              ----    ----    ----    ----    ----   ----
  End of year                  506      81     471     155     806    331
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            447      59     660      64     556     65
                              ====    ====    ====    ====    ====   ====
  End of year                  383      43     447      59     660     64
                              ====    ====    ====    ====    ====   ====
Proved undeveloped reserves:
  Beginning of year             24      96     146     267     185     --
                              ====    ====    ====    ====    ====   ====
  End of year                  123      38      24      96     146    267
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2009


The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  2009          2008          2007
                               ----------    ----------    ----------
Proved developed and
 undeveloped reserves
  (Present value before
   income taxes)              $ 9,158,000   $ 4,106,000   $27,414,000
                               ==========    ==========    ==========


FASB ASC Topic 932, Extraction Activities - Oil and Gas, requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

In addition to the foregoing disclosures, FASB ASC Topic 932 established a "Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves".

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2009, 2008 and 2007 were as follows:

                                       2009         2008           2007
                                     --------      -------        -------
Property acquisition costs         $       --    $  393,200    $       --
Exploration costs - expensed               --       (28,800)        7,000
Development costs                     329,800     1,030,500     1,176,000
Asset retirement costs                     --        72,000         6,400


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2009

The results of operations for oil and gas producing activities for the years ended December 31, 2009, 2008 and 2007 were as follows:

                                     2009          2008         2007
                                  ----------    ----------    ----------
Sales                            $ 3,312,000   $ 6,611,000   $ 4,503,000
Production costs                   1,552,000     2,066,000     1,716,000
Exploration costs                         --       (29,000)        7,000
Accretion expense                     42,000        69,000        22,000
Depletion, depreciation,
  amortization and
  valuation allowance                885,000     1,981,000       349,000
                                   ---------     ---------     ---------
                                     833,000     2,524,000     2,409,000
Income tax (benefit) provision      (260,000)     (305,000)      375,000
                                   ---------     ---------     ---------
Results of operations from
  production activities          $ 1,093,000   $ 2,829,000   $ 2,034,000
                                   =========     =========     =========


The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2009, 2008 and 2007 were as follows:

                                     2009          2008          2007
                                  ----------    ----------    ----------
Future cash inflows              $30,177,000   $18,529,000   $75,649,000
Future development and
  production costs                15,063,000    11,501,000    29,961,000
Future abandonment costs           1,193,000     1,152,000     1,011,000
Future income tax expense          2,744,000       473,000    12,856,000
                                  ----------    ----------    ----------
Future net cash flow              11,177,000     5,403,000    31,821,000
10% annual discount                3,824,000     1,612,000    12,283,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $ 7,353,000   $ 3,791,000   $19,538,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2009


The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2009, 2008 and 2007 were as follows:

                                         2009          2008          2007
                                      ----------    ----------    ----------
Extensions                           $        --   $        --   $ 3,741,000
Revisions of previous estimates
 Price changes                         2,784,000   (19,066,000)   11,969,000
 Quantity estimate                     3,297,000    (4,023,000)    2,581,000
Change in production rates,
  timing and Other                     1,421,000      (594,000)   (3,138,000)
Development costs incurred               248,000     1,236,000     1,853,000
Changes in estimated future
  development costs                   (1,464,000)      919,000      (455,000)
Estimated future
  abandonment costs                       33,000      ( 27,000)     ( 14,000)
Sales of oil and gas, net of
  production costs                    (1,760,000)   (4,574,000)   (2,780,000)
Accretion of discount                    492,000     2,821,000     1,298,000
                                      ----------    ----------    ----------
                                       5,051,000   (23,308,000)   15,055,000
Net change in income taxes             1,489,000    (7,561,000)    4,939,000
                                      ----------    ----------    ----------
Net (decrease) increase             $  3,562,000  $(15,747,000)  $10,116,000
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2009

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

The standardized measure of discounted future cash flows before income taxes increased by $5,051,000 at December 31, 2009. The increase in income taxes offset discounted future cash flows by $1,489,000 for a net increase in future cash flows of $3,562,000 after income taxes as of December 31, 2009. The major factor contributing to the increase in cash flows is higher average crude oil prices. Average crude oil prices at December 31, 2009, increased by approximately $21.90 per barrel. This price increase contributed to an increase in discounted cash flows due to price changes of $2,784,000 and a change in quantity estimates of $3,297,000. The increase in estimated discounted future income taxes is due to the increase in the value of the Company's oil and gas reserves due to the higher crude oil prices.

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

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS

                                       2009          2008
                                    ----------    ----------
    REVENUES:

      Quarter Ended:
          March 31                  $   594,045   $ 1,589,896
          June 30                       801,901     2,123,186
          September 30                  945,413     1,999,619
          December 31                   970,536       898,427
                                     ----------    ----------
                                    $ 3,311,895   $ 6,611,128
                                     ==========    ==========
    NET INCOME (LOSS):

      Quarter Ended:
          March 31                  $  (189,215)  $   834,271
          June 30                      ( 38,918)      907,994
          September 30                  221,374       704,285
          December 31 (a)              (182,528)     (932,850)
                                     ----------    ----------
                                    $  (189,287)  $ 1,513,700
                                     ==========    ==========
    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:
          March 31                  $      (.04)  $       .18
          June 30                          (.01)          .19
          September 30                      .05           .15
          December 31 (a)                  (.04)         (.20)
                                     ----------    ----------
                                    $      (.04)  $       .32
                                     ==========    ==========


(a) Reflects valuation allowances of $359,000 and $1,162,000 at December 31, 2009 and 2008, respectively, due to the write-down of certain oil and gas properties (see Note 6 of Notes to Financial Statements included in Item 8 of this Form 10-K).

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company's internal control over financial reporting, management has concluded that, as of December 31, 2009 the Company's internal control over financial reporting was effective.

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


ITEM 9B - OTHER INFORMATION

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 but was not reported.


                                  PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that is applicable to all of its directors, officers and employees. A copy of the code is available at no charge to any person who sends a request for a copy to the Corporate Secretary, Pyramid Oil Company, P.O. Box 832, Bakersfield, California 93302.

ITEM 11 - EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $188,500 in 2009, $462,800 in 2008 and $324,700 in 2007.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors involving the Santa Fe lease.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company hereby incorporates by reference the information contained under the section entitled ''Principal Accounting Fees and Services'' or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders.

ITEM 15 - EXHIBITS AND FINANCIAL SCHEDULES

         3.1 Restated Articles of Incorporation of Pyramid Oil Company (previously filed by the registrant on December 17, 2009 as Exhibit 3.1 to the registrant's Current Report on Form 8-K, and incorporated herein by reference).

         3.2 Amended and Restated Bylaws of Pyramid Oil Company (previously filed by the registrant on December 17, 2009 as Exhibit 3.2 to the registrant's Current Report on Form 8-K, and incorporated herein by reference).

        10.1 Employment Agreement of John H. Alexander, dated February 21, 2002 (previously filed by the registrant on March 29, 2002 as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-QSB, and incorporated herein by reference).

        23.1      Consent of SingerLewak LLP.

        23.2      Consent of MHA Petroleum Consultants, LLC.

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

        99.1 Report dated February 23, 2010 of MHA Petroleum Consultants, LLC, independent petroleum engineers.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYRAMID OIL COMPANY


March 30, 2010                         By:   JOHN H. ALEXANDER
                                           ----------------------
                                             John H. Alexander
                                             Director/President
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     JOHN H. ALEXANDER        Director/President            March 30, 2010
---------------------------     Chief Executive Officer
     John H. Alexander


     MICHAEL D. HERMAN        Director                      March 30, 2010
---------------------------     Chairman of the Board
     Michael D. Herman


      THOMAS W. LADD          Director                      March 30, 2010
---------------------------
      Thomas W. Ladd


      GARY L. RONNING         Director                      March 27, 2010
---------------------------
      Gary L. Ronning


       JOHN E.  TURCO         Director                      March 27, 2010
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/           March 27, 2010
---------------------------    Principal Accounting and
   Lee G. Christianson         Financial Officer