Form 10-Q
period 2010-03-31
PYRAMID OIL CO
filed 2010-05-14
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2010

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

        Large accelerated filer [ ]          Accelerated filer [ ]
        Non-accelerated filer [ ]            Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             (Class)                       (Outstanding at May 14,2010)
    COMMON STOCK WITHOUT PAR VALUE                  4,677,728

                          PYRAMID OIL COMPANY

                               FORM 10-Q
                             March 31, 2010

                           Table of Contents

                                                                  Page
                                                                  ----
                                 PART I

Item 1.  Financial Statements

     Balance Sheets - March 31, 2010
       and December 31, 2009                                        4

     Condensed Statements of Operations -
       Three months ended March 31, 2010 and 2009                   6

     Condensed - Statements of Cash Flows -
       Three months ended March 31, 2010 and 2009                   8

     Notes to Financial Statements                                 10


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           17

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                       20

Item 4.  Controls and Procedures                                   21


                                 PART II

Item 1.  Legal Proceedings                                         22

Item 1A. Risk Factors                                              22

Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds                                     22

Item 3.  Defaults Upon Senior Securities                           22

Item 4.  Removed and Reserved                                      22

Item 5.  Other Information                                         22

Item 6.  Exhibits                                                  22

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                              March 31,     December 31,
                                                2010            2009
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,083,551    $ 1,438,825
  Short-term investments                       3,348,487      3,344,061
  Trade accounts receivable                      585,980        375,954
  Income taxes receivable                        104,281        124,281
  Crude oil inventory                             89,177         62,760
  Deferred income taxes                          196,200        196,200
  Prepaid expenses and other assets              141,837        169,595
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  5,549,513      5,711,676
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               16,596,418     16,085,228
  Capitalized asset retirement costs             389,463        382,550
  Drilling and operating equipment             2,109,993      2,109,993
  Land, buildings and improvements             1,066,571      1,065,371
  Automotive, office and other
    property and equipment                     1,164,035      1,160,617
                                             ------------   ------------
                                              21,326,480     20,803,759
  Less: accumulated depletion,
    depreciation, amortization
    and valuation allowance                  (17,296,047)   (17,125,834)
                                             ------------   ------------
         TOTAL PROPERTY AND EQUIPMENT          4,030,433      3,677,925
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Deferred income taxes                          446,850        485,400
  Other assets                                    17,013         17,013
                                             ------------   ------------
         TOTAL ASSETS                        $10,293,809    $10,142,014
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31     December 31,
                                                 2010           2009
                                             (Unaudited)     (Audited)
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                           $    49,029    $    88,170
  Accrued professional fees                      108,739        138,381
  Accrued taxes, other than income taxes          62,310         62,310
  Accrued payroll and related costs               65,108         51,606
  Accrued royalties payable                      197,955        159,933
  Accrued insurance                               36,326         54,947
  Current maturities of long-term debt            14,518         20,640
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               533,985        575,987
                                             ------------   ------------

LIABILITY FOR ASSET RETIREMENT OBLIGATION      1,206,451      1,193,324
                                             ------------   ------------
         TOTAL LIABILITIES                     1,740,436      1,769,311
                                             ------------   ------------
COMMITMENTS (note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    4,677,728 shares issued and
    outstanding                                1,515,945      1,515,945
  Retained earnings                            7,037,428      6,856,758
                                             ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY            8,553,373      8,372,703
                                             ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $10,293,809    $10,142,014
                                             ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2010           2009
                                                 ------------   ------------
  REVENUES                                        $1,001,739      $ 594,045
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               339,920        351,350
    General and administrative                       207,367        225,304
    Taxes, other than income
      and payroll taxes                               27,820         48,298
    Provision for depletion,
      depreciation and amortization                  149,387        158,314
    Valuation allowances                              25,141             --
    Accretion expense                                  6,213          5,866
    Other costs and expenses                          17,240         24,171
                                                 ------------   ------------
                                                     773,088        813,303
                                                 ------------   ------------
  OPERATING INCOME (LOSS)                            228,651       (219,258)
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                    7,953         26,475
    Other income                                       2,797          3,600
    Interest expense                                    (181)          (415)
                                                 ------------   ------------
                                                      10,569         29,660
                                                 ------------   ------------

INCOME (LOSS) BEFORE INCOME
 TAX PROVISION (BENEFIT)                             239,220       (189,598)
    Income tax provision (benefit)
      Current                                         20,000       (103,383)
      Deferred                                        38,550        103,000
                                                 -----------    ------------
                                                      58,550       (    383)
                                                 ------------   ------------
 NET INCOME (LOSS)                                 $ 180,670      $(189,215)
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                 Three months ended March 31,
                                                 ---------------------------
                                                     2010           2009
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE
   Basic Income (Loss) Per Common Share               $ 0.04         $(0.04)
                                                 ============   ============
   Diluted Income (Loss) Per Common Share             $ 0.04         $(0.04)
                                                 ============   ============
Weighted average number of
    common shares outstanding                      4,677,728      4,677,728
                                                 ============   ============
Diluted average number of
    common shares outstanding                      4,686,018      4,677,728
                                                 ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Three months ended March 31,
                                                      2010           2009
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $ 180,670      $(189,215)

  Adjustments to reconcile net income (loss)
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                 149,387        158,314
      Valuation allowances                             25,141             --
      Accretion expense                                 6,213          5,866
      Loss on retirement of fixed assets                  803             --
      Deferred taxes                                   38,550        103,000

  Changes in assets and liabilities:
    Increase in trade accounts, interest
      and income taxes receivable                    (190,426)      (111,384)
    (Increase) decrease in
      crude oil inventories                           (26,417)        12,194
    Decrease in prepaid expenses                       27,658         28,489
    (Decrease) in accounts payable
      and accrued liabilities                         (35,880)      (225,516)
                                                     ---------      ---------
    Net cash provided by (used in)
      operating activities                            175,699       (218,252)
                                                     ---------      ---------

The Accompanying Notes are an Integral Part of These Financial Statements.

                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Three months ended March 31,
                                                      2010           2009
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                              $(520,925)    $  (89,584)
  Purchase of short-term investments                       --       (500,000)
  Increase in short-term investments                  ( 4,426)       (20,170)
                                                    ----------     ----------
  Net cash used in investing activities              (525,351)      (609,754)
                                                    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt               ( 6,122)       ( 5,888)
   Loans to employees                                 (   600)       (   500)
   Principal payments from loans to employees           1,100            200
                                                    ----------      ---------
  Net cash used in financing activities                (5,622)       ( 6,188)
                                                    ----------      ---------
Net decrease in cash                                 (355,274)      (834,194)

Cash at beginning of period                         1,438,825      1,793,563
                                                    ----------     ----------
Cash at end of period                              $1,083,551     $  959,369
                                                    ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the three months for interest    $     181     $      415
                                                     =========     ==========

  Cash paid during the three months
    for income taxes                                $      --      $ 161,987
                                                     =========     ==========

The Accompanying Notes are an Integral Part of These Financial Statements.








       10                      PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2010
                                  (UNAUDITED)

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

A summary of the Company's significant accounting policies is contained in its December 31, 2009 Form 10-K which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2009 financial statements and notes thereto, contained in the Company's Form 10-K.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2010 and the results of its operations and its cash flows for the three month periods ended March 31, 2010 and 2009. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing the net income
(loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated in the same manner, but also considers the impact to net income (loss) and common shares for the potential dilution from our 25,000 outstanding stock warrants.


2.  Impact of Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance has not and is not expected to have a significant impact on our consolidated financial statements. The Company's adoption of this updated guidance was not significant to our consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements, however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures. This amended guidance became effective upon its issuance on February 24, 2010 at which time the Company adopted this updated guidance.


3.  Dividends

No cash dividends were paid during the three months ended March 31, 2010 and 2009.

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

The Company files income tax returns in the U.S. federal jurisdiction, California and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2006. State jurisdictions that remain subject to examination range from 2005 to 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FASB ASC, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.


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

The Company has been notified by the United States Environmental Protection Agency (EPA) of a final settlement offer to settle its potential liability as a generator of waste containing hazardous substances that was disposed of at a waste disposal site in Santa Barbara County. The Company has responded to the EPA by indicating that the waste contained petroleum products that fall within the exception to the definition of hazardous substances for petroleum-related substances of the pertinent EPA regulations. Management has concluded that under both Federal and State regulations no reasonable basis exists for any valid claim against the Company. As such, the likelihood of any adverse settlement is deemed remote.


6.  Income Tax Provision

The Company recognized an income tax provision of $58,550 for the first quarter of 2010 compared to an income tax benefit of $383 for the same period in 2009. Income tax benefits were realized by the Company in the first quarter of 2009, due primarily to net operating loss carrybacks.

Income tax provision for the first quarter of 2010 was calculated as follows:

                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax provision     $  17,000    $   3,000  $  20,000
         Deferred tax provision       29,950        8,600     38,550
                                     -------      -------    -------
                                   $  46,950    $  11,600  $  58,550
                                     =======       ======    =======

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,766,000 as of March 31, 2010. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.


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

On December 30, 2008, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $100,000. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of December 31, 2008, the Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, management has classified the share-based compensation as stockholders' equity at December 31, 2008.


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


9.  Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $52,000 during the first quarter of 2010 and $36,000 during the first quarter of 2009.

10.  Warrants Issued

The Company issued warrants to purchase common shares of the Company as compensation for consulting services. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.

The following table summarizes the warrant activity for the nine months ended March 31, 2010:

                                           Number         Weighted-Average
(Unaudited)                              of Warrants        Exercise Price
                                         -----------       ----------------

Outstanding, December 31, 2009               25,000               $3.20

  Granted                                        --                 --
  Exercised                                      --                 --
  Cancelled                                      --                 --
                                             ------                ----
Outstanding, March 31, 2010                  25,000               $3.20
                                             ======                ====

The following summarizes the warrants issued, outstanding and exercisable as of March 31, 2010:

                      Grant Date                November, 2008
                      Strike Price                   $3.20
                      Expiration Date           November, 2010
                      Warrants Remaining            25,000
                      Proceeds if Exercised        $80,000
                      Call Feature                   None

11.  Fair Value

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

     Level 1 - Observable inputs such as quoted prices in active markets; this included the Company's short-term investments.

     Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

     Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation has increased $13,127 during the three months ended March 31, 2010 as a result of normal accretion expense and the drilling of a new well in the first quarter of 2010.

The carrying amount of our cash and equivalents, accounts receivable, accrued current liabilities, accounts payable and long term debt reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.


Note 12.  Registration Statement on Form S-3

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


Note 13.  Subsequent Events

During the second quarter of 2010, the Company commenced drilling of a horizontal well on one of its Mountain View properties in Kern County, California. The well was drilled to its objective but did not encounter adequate hydrocarbons to warrant completion of the well. At March 31, 2010, the Company recorded a valuation allowance of $25,141 for certain costs that had been incurred prior to the drilling of this well. The Company is projecting that an additional valuation allowance of approximately $830,000 will be required in the second quarter of 2010 to reflect the costs incurred for the drilling of this well.








PAGE <17>

Note 14.  Assets Retirement Obligations

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

              Balance at December 31, 2009      $1,193,324
                Incurred during the period              --
                Additions for new wells              6,942
                Accretion expense                    6,185
                                                 ---------
              Balance at March 31, 2010         $1,206,451
                                                 =========


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations


                        FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2010, crude oil prices have decreased by $8.15 per barrel.

During the first quarter, the Company commenced a program of increased drilling activity on its Kern County, California leases. The first well in the program was successfully drilled in January on the Company's Anderson property in the Carneros Creek field. This well was drilled to approximately 3,300 feet, logged and completed, and is now producing at a rate of approximately 25 barrels per day. A second prospect, a horizontal well drilled during April in the Company's Mountain View field, did not encounter hydrocarbons at levels sufficient to justify completion. The well did, however, provide new geologic information about the Mountain View field, where the Company currently operates approximately 30 wells. During the third

PAGE <18>

fiscal quarter the Company intends to commence drilling an additional Kern County prospect, which will either be a new well or a re-drilling of an existing well.

During the first quarter, the original well in the Company's Texas natural gas joint venture was horizontally re-drilled into the Eagle Ford formation with a 4,500-foot lateral leg. The well was stimulated with a multi-stage hydraulic frac, and testing showed oil production in the range of 100-barrels per day. In late April, drilling operations were begun on a second Eagle Ford formation horizontal well on the joint venture's farmout property. Results from this well will be provided after completion and testing.

Management continues to seek and evaluate opportunities within the energy sector to enhance the value of the Company. Pyramid's growth during the balance of 2010 will be highly dependant on the level of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to exploration and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2010 by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2009 and the first quarter of 2010. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

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


       ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2010
  COMPARED TO THE QUARTER ENDED MARCH 31, 2009

REVENUES

The increase in revenues of $407,694 is due primarily to higher average prices for the first quarter of 2010. Oil and gas revenues increased by 69% for the three months ended March 31, 2010 when compared with the same period for 2009. Oil and gas revenues increased by 82% due to higher average crude oil prices for the first quarter of 2010. The average price of the Company's oil and gas for the first quarter of 2010 increased by approximately $36.73 per equivalent barrel when compared to the same period of 2009. Revenues decreased by approximately 13% due to lower crude oil production/sales. The Company's net revenue share of crude oil production decreased by approximately 2,000 barrels for the first three months of 2010. The decrease in crude oil production is primarily the result of the decline in production on the Company's Anderson lease.


OPERATING EXPENSES

Operating expenses decreased by $11,430 for the first quarter of 2010. Operating expenses decreased by 3% for the first quarter of 2010. The cost to produce an equivalent barrel of crude oil during the first quarter of 2010 was approximately $25.64 per barrel, an increase of approximately $2.68 per barrel when compared with production costs for the first quarter of 2009. The decrease in lease operating expenses is caused by many factors. These include lower costs for labor, contract operations and inventory change. This was offset by higher costs for waste water disposal, parts and supplies, production equipment repair and maintenance, equipment fuel and equipment rental costs.

Labor costs decreased by approximately $21,000 due to the capitalization of labor associated with the drilling of the Anderson No. 10 well in the first quarter of 2010. Contract operations decreased by approximately $9,500 due to lower activity for the Texas gas prospect. Inventory change decreased by approximately $39,000 as compared with the same period of 2009. Inventory values were higher at March 31, 2010 as compared with the same period in 2009. Waste water disposal increased by approximately $17,500 due to higher costs at the Company's Delaney Tunnell lease. Parts and supplies increased by approximately $16,500 due to an increase in maintenance activities.
Production equipment repair and maintenance increased by approximately $11,500 due to an increase in maintenance activities. Equipment fuel increased by approximately $5,000 due to higher overall maintenance activities and higher prices for gasoline and diesel during the first quarter of 2010. Equipment rental costs increase by approximately $5,000 due primarily to maintenance activities on the Company's Mullaney lease.


GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $17,937. Accounting services decreased by approximately $30,000. This was offset by an increase in salaries of approximately $6,500.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $8,927 for the first quarter of 2010, when compared with the same period for 2009. The decrease is due primarily to a decrease in depletion of the Companies oil and gas properties. The decrease in depletion is due primarily to a decrease in crude oil production for the first quarter of 2010.


VALUATION ALLOWANCES

The valuation allowance of $25,141 at March 31, 2010, reflects the write-down of certain costs related to a horizontal well that was drilled in the second quarter of 2010 that did not encounter adequate hydrocarbons to warrant completion of the well. See Note 13 for additional information.



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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION


Item 1.  -  Legal Proceedings

               None

Item 1A. -  Risk Factors

     See the risk factors that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  - Unregistered Sales of Equity Securities and Use of Proceeds

               None

Item 3.  -  Defaults Upon Senior Securities

               None

Item 4.  -  Removed and Reserved


Item 5.  -  Other Information

               None

Item 6.  -  Exhibits

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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated:  May 14, 2010                         JOHN H. ALEXANDER
                                           ---------------------
                                             John H. Alexander
                                                 President


Dated:  May 14, 2010                        LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer