Form 10-Q
period 2010-06-30
PYRAMID OIL CO
filed 2010-08-13
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2010

                                     OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                      Commission File Number 001-32989

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

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

               (Class)                     (Outstanding at August 13,2010)
    COMMON STOCK WITHOUT PAR VALUE                    4,677,728

                          PYRAMID OIL COMPANY

                               FORM 10-Q
                             JUNE 30, 2010
                           Table of Contents

                                                                  Page
                                                                  ----
                                 PART I

Item 1.  Financial Statements

     Balance Sheets - June 30, 2010 and December 31, 2009           4

     Condensed Statements of Operations -
       Three months ended June 30, 2010 and 2009                    6
       Six months ended June 30, 2010 and 2009                      8

     Condensed - Statements of Cash Flows -
       Six months ended June 30, 2010 and 2009                     10

     Notes to Financial Statements                                 12


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           20

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                       26

Item 4.  Controls and Procedures                                   26


                                 PART II

Item 1.  Legal Proceedings                                         27

Item 1A. Risk Factors                                              27

Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds                                     27

Item 3.  Defaults Upon Senior Securities                           27

Item 4.  Removed and Reserved                                      27

Item 5.  Other Information                                         27

Item 6.  Exhibits                                                  27

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                               June 30,
                                                 2010       December 31,
                                             (Unaudited)        2009
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  903,380     $1,438,825
  Short-term investments                       3,075,960      3,344,061
  Trade accounts receivable                      529,553        375,954
  Income taxes receivable                         51,100        124,281
  Crude oil inventory                             64,833         62,760
  Prepaid expenses and other assets               97,448        169,595
  Deferred income taxes                          196,200        196,200
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  4,918,474      5,711,676
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               17,572,902     16,085,228
  Capitalized asset retirement costs             389,463        382,550
  Drilling and operating equipment             2,109,993      2,109,993
  Land, buildings and improvements             1,066,571      1,065,371
  Automotive, office and other
    property and equipment                     1,164,636      1,160,617
                                             ------------   ------------
                                              22,303,565     20,803,759
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (18,335,247)   (17,125,834)
                                             ------------   ------------
         TOTAL PROPERTY AND EQUIPMENT          3,968,318      3,677,925
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Deferred income taxes                          740,800        485,400
  Other assets                                    17,013         17,013
                                             ------------   ------------
         TOTAL OTHER ASSETS                    1,007,813        752,413
                                             ------------   ------------
         TOTAL ASSETS                        $ 9,894,605    $10,142,014
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,
                                                 2010       December 31,
                                             (Unaudited)        2009
                                             ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                            $   50,905     $   88,170
  Accrued professional fees                      103,890        138,381
  Accrued taxes, other than income taxes           4,194         62,310
  Accrued payroll and related costs               55,324         51,606
  Accrued royalties payable                      190,095        159,933
  Accrued insurance                               18,010         54,947
  Current debt                                     8,336         20,640
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               430,754        575,987
                                             ------------   ------------

LIABILITY FOR ASSET RETIREMENT OBLIGATION      1,212,349      1,193,324
                                             ------------   ------------
         TOTAL LIABILITIES                     1,643,103      1,769,311
                                             ------------   ------------
COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    4,677,728 shares issued and
    outstanding                                1,515,945      1,515,945
  Retained earnings                            6,735,557      6,856,758
                                             ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY            8,251,502      8,372,703
                                             ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 9,894,605    $10,142,014
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.








       6                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended June 30,
                                                 ---------------------------
                                                     2010           2009
                                                 ------------   ------------
  REVENUES                                        $1,228,391     $  801,901
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               438,392        325,189
    General and administrative                       250,588        229,797
    Severance award agreement                             --        209,935
    Taxes, other than income
      and payroll taxes                               29,839         32,486
    Provision for depletion,
      depreciation and amortization                  196,873        160,142
    Valuation allowances                             842,327             --
    Accretion expense                                  5,898          5,932
    Other costs and expenses                          47,303         45,975
                                                 ------------   ------------
                                                   1,811,220      1,009,456
                                                 ------------   ------------
  OPERATING INCOME (LOSS)                           (582,829)      (207,555)
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                    8,430         21,395
    Other income                                       3,600          3,600
    Interest expense                                    (122)          (358)
                                                 ------------   ------------
                                                      11,908         24,637
                                                 ------------   ------------

INCOME (LOSS) BEFORE INCOME
  TAX PROVISION (BENEFIT)                           (570,921)      (182,918)
    Income tax provision (benefit)
      Current                                         24,900       ( 34,200)
      Deferred                                      (293,950)      (109,800)
                                                 -----------    ------------
                                                    (269,050)      (144,000)
                                                 ------------   ------------
 NET INCOME (LOSS)                                 $(301,871)     $( 38,918)
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.





       7                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 Three months ended June 30,
                                                 ---------------------------
                                                     2010         2009
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE
   Basic Income (Loss)
     Per Common Share                                $(0.06)        $(0.01)
                                                 ============   ============

   Diluted Income (Loss)
     Per Common Share                                $(0.06)        $(0.01)
                                                 ============   ============

 Weighted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============

 Diluted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.
























       8                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                  Six months ended June 30,
                                                 ---------------------------
                                                     2010           2009
                                                 ------------   ------------
  REVENUES                                        $2,230,130     $1,395,946
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               778,312        676,539
    General and administrative                       457,955        455,102
    Severance award agreement                             --        209,935
    Taxes, other than income
      and payroll taxes                               57,659         80,784
    Provision for depletion,
      depreciation and amortization                  346,260        318,456
    Valuation allowances                             867,468             --
    Accretion expense                                 12,111         11,798
    Other costs and expenses                          64,543         70,145
                                                 ------------   ------------
                                                   2,584,308      1,822,759
                                                 ------------   ------------
  OPERATING INCOME (LOSS)                           (354,178)      (426,813)
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   16,383         47,870
    Other income                                       6,397          7,200
    Interest expense                                    (303)          (773)
                                                 ------------   ------------
                                                      22,477         54,297
                                                 ------------   ------------

INCOME (LOSS) BEFORE INCOME
  TAX PROVISION (BENEFIT)                           (331,701)      (372,516)
    Income tax provision (benefit)
      Current                                         44,900       (137,583)
      Deferred                                      (255,400)      (  6,800)
                                                 -----------    ------------
                                                    (210,500)      (144,383)
                                                 ------------   ------------
 NET INCOME (LOSS)                                $ (121,201)    $ (228,133)
                                                 ============   ============



The Accompanying Notes are an Integral Part of These Financial Statements.




       9                    PYRAMID OIL COMPANY
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                  Six months ended June 30,
                                                 ---------------------------
                                                     2010         2009
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE
   Basic Income (Loss)
     Per Common Share                                $(0.03)        $(0.05)
                                                 ============   ============
   Diluted Income (Loss)
     Per Common Share                                $(0.03)        $(0.05)
                                                 ============   ============

 Weighted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============

 Diluted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.

























       10                  PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                      2010           2009
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $ (121,201)    $ (228,133)
  Adjustments to reconcile net income (loss)
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  346,260        318,456
      Accretion expense                                 12,111         11,798
      Valuation allowances                             867,468             --
      Severance award agreement                             --        209,935
      Loss on retirement of fixes assets                   803             --
      Deferred taxes                                  (255,400)       ( 6,800)

  Changes in assets and liabilities:
    Increase in trade accounts, interest
      and income taxes receivable                      (80,418)      (133,548)
    (Increase) decrease in crude oil inventories        (2,073)         1,193
    Decrease in prepaid expenses                        71,747         98,466
    Decrease in accounts payable
      and accrued liabilities                         (132,929)      (340,135)
                                                     ---------      ---------
    Net cash provided by (used in)
      operating activities                             706,368       ( 68,768)
                                                     ---------      ---------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Six months ended June 30,
                                                  ---------------------------
                                                       2010           2009
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                             $(1,498,010)     $(167,498)
  Redemptions of short-term investments                480,000             --
  Purchases of short-term investments                 (250,000)      (500,000)
  Decrease (increase) in short-term investments         38,101       ( 36,290)
                                                     ---------      ---------
Net cash (used in) investing activities             (1,229,909)      (703,788)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Loans to employees                                   (1,900)        (1,100)
   Principal payments from loans to employees            2,300          1,200
   Principal payments on debt                         ( 12,304)      ( 11,834)
                                                     ---------       --------
Net cash (used in) financing activities                (11,904)       (11,734)
                                                     ---------       --------

Net (decrease) in cash                                (535,445)      (784,290)

Cash at beginning of period                          1,438,825      1,793,563
                                                     ---------      ---------
Cash at end of period                               $  903,380     $1,009,273
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the six months for interest        $    303       $    773
                                                      ========       ========
  Cash paid during the six months for income taxes    $    800       $162,787
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.










       12                     PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2010
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2010 and December 31, 2009 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2010 and 2009. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

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

Valuation Allowances

The Company has recorded valuation allowances for certain of its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property. For the six months ended June 30, 2010, the Company has recorded a valuation allowance of approximately $867,000 for a well that was drilled and abandoned in the second quarter of 2010. The well was drilled to its objective but did not encounter adequate hydrocarbons to warrant completion of the well.


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

3.  Dividends

No cash dividends were paid during the six months ended June 30, 2010 and 2009.


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

6.  Income Tax Provision

Income tax benefits of $210,500 were realized by the Company for the first six months of 2010, due primarily to a valuation allowance for the write-down of a certain oil and gas property in the amount of $867,468. Income tax benefits of $144,383 were realized by the Company for the first six months of 2009, due primarily to a net loss before income tax benefit of $372,516 for the six months ended June 30, 2009.

Net income tax benefit for the first six months ended June 30, 2010 was calculated as follows:
                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax provision     $  37,850    $  7,050  $  44,900
         Deferred tax benefit       (198,900)    (56,500)  (255,400)
                                     -------     -------    -------
                                   $(161,050)   $(49,450) $(210,500)
                                     =======      ======    =======

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,766,000 as of June 30, 2010. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

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

9.  Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $103,000 during the first six months of 2010 and $79,000 during the fist six months of 2009.


10.  Subsequent Event

On July 28, 2010, the Company entered into a Purchase and Sale Agreement for the sale of a portion of its Texas joint venture properties. Pursuant to the agreement, the Company has agreed to sell to the buyers 5% of the working interest of the Company's Texas joint venture, subject to certain prior agreements and encumbrances. The purchase price for the assigned interest is $306,146. After the sale, the Company will continue to own a 7.5% working interest in the assets. The sale will be completed upon receipt of funds from the buyers, which are payable upon delivery of a reasonably acceptable assignment from the Company.

11.  Warrants Issued

The Company issued warrants to purchase common shares of the Company as compensation for consulting services. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.

The following table summarizes the warrant activity for the six months ended June 30, 2010:

                                           Number         Weighted-Average
(Unaudited)                              of Warrants        Exercise Price
                                         -----------       ----------------

Outstanding, December 31, 2009               25,000               $3.20

  Granted                                        --                 --
  Exercised                                      --                 --
  Cancelled                                      --                 --
                                             ------                ----
Outstanding, June 30, 2010                   25,000               $3.20
                                             ======                ====

The following summarizes the warrants issued, outstanding and exercisable as of June 30, 2010:

                      Grant Date                November, 2008
                      Strike Price                   $3.20
                      Expiration Date           November, 2010
                      Warrants Remaining            25,000
                      Proceeds if Exercised        $80,000
                      Call Feature                   None


12.  Fair Value

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

PAGE <19>

     Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

     Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation has increased $19,025 during the six months ended June 30, 2010 as a result of normal accretion expense and the drilling of a new well in the first quarter of 2010.

The carrying amount of our cash and equivalents, accounts receivable, accrued current liabilities, accounts payable and long term debt reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.


Note 13.  Registration Statement on Form S-3

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




PAGE <20>

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

              Balance at December 31, 2009      $1,193,324
                Incurred during the period              --
                Additions for new wells              6,914
                Accretion expense                   12,111
                                                 ---------
              Balance at June 30, 2010          $1,212,349
                                                 =========


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2010, crude oil prices have increased by 35 cents per barrel.

In late July the Company sold 40% of its 12.5% working interest in a Texas natural gas joint venture for approximately $306,000. Forty percent of the Company's interest equaled 5% of the pre-farmout working interest, leaving Pyramid with approximately 7.5% of the pre-farmout working interest in the joint venture.

Also in July, the Company acquired a 30% interest in a shallow oil and gas prospect located in Menard County, Texas. The 876-acre prospect is based upon an extension of the Wilhelm Lane and Jacoby field. The first well is expected to spud late in this year's third quarter or in the fourth quarter, and will test the Goem Lime at a depth of approximately 3,500 feet.

The Company is preparing to start re-drilling operations in its Mountain View field in Kern County, California, and is awaiting a contract-drilling rig scheduled to arrive in late September. The Company plans to re-drill one well and possibly a second depending on conditions encountered on the first. Both of these wells are located on Company properties and have complete infrastructure in place.

Pyramid has been in discussions with another oil company for several months regarding the establishment of a joint venture between the two companies for the purpose of drilling several new wells in Kern County beginning later this year. The discussions involve combining specific interests of each company and drilling one to four new wells during the next 12 to 18 months. Neither party has as yet entered into any formal agreement.

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

The Company's growth in 2010 will be highly dependant on the amount of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to explorations and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2010, by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2009 and for the six months ended June 30, 2010. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

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


ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2010
  COMPARED TO THE QUARTER ENDED JUNE 30, 2009

REVENUES

The increase in revenues of $426,490 is due to higher average prices for the second quarter of 2010 and higher crude oil production. Oil and gas revenues increased by 53% for the three months ended June 30, 2010 when compared with the same period for 2009. Oil and gas revenues increased by 39% due to higher average crude oil prices for the second quarter of 2010. The average price of the Company's oil and gas for the second quarter of 2010 increased by approximately $18.94 per equivalent barrel when compared to the same period of 2009. Revenues increased by 14% due to higher crude oil production/shipments. The Company's net revenue share of crude oil production/sales increased by approximately 2,000 barrels for the second quarter of 2010. The increase in crude oil production is due to the drilling of a new well on the Company's Anderson lease during the first quarter of 2010 and an increase in production on its Mountain View properties.


OPERATING EXPENSES

Operating expenses increased by $113,203 for the second quarter of 2010. The cost to produce an equivalent barrel of crude oil during the second quarter of 2010 was approximately $26.42 per barrel, an increase of approximately $4.08 per barrel when compared with production costs for the second quarter of 2009. The increase in lease operating expenses is caused by many factors. The largest component of the increase in operating expenses is the quarterly adjustment for inventory change. Inventory change increased by approximately $35,000 as compared with the same period of 2009. Inventory volumes were lower at June 30, 2010 as compared with the same period in 2009. Higher costs were also incurred for parts and supplies, pump repairs, labor, equipment rental, chemicals, contract operations, insurance and equipment fuel.

Parts and supplies increased by approximately $24,000 due to an increase in lease and well maintenance activities. Pump repairs increased by approximately $11,500 due to an increase in well maintenance work in the second quarter of 2010 and the replacement of down-hole pumps with more expensive pumps that are more efficient and have better longevity. Company labor increased by approximately $9,000 due to an increase in both regular and overtime hours worked.

Equipment rental increased by approximately $8,000 due primarily to the rental of a crude oil storage tank for the new well that was drilled on the Anderson lease during the first quarter of 2010. Chemical usage increased by approximately $7,000.

Contract operations increased by approximately $6,000 due to greater activity for the Texas prospect. Insurance expense increased by approximately $6,000 due to higher costs for workers' compensation and liability insurance premiums. Equipment fuel increased by approximately $4,000 due to higher overall maintenance activities and higher prices for gasoline and diesel during the second quarter of 2010.


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately $21,000 for the second quarter of 2010 when compared with the same period for 2009. Legal services increased by approximately $20,000 due primarily to services related to the Company's filing of its proxy for the 2010 annual meeting. Consulting services increased by approximately $13,000 due to fees paid to a third-party geologist that is reviewing the Company's oil and gas properties for potential well drilling locations. Administrative salaries increased by approximately $8,600 due to the hiring of a part-time petroleum engineer during the third quarter of 2009. This was offset by a decrease in officers salaries of approximately $27,000. During the second quarter of 2009, the Board of Directors approved the payment of a bonus of $25,000 to Mr. Alexander, President. No bonuses was paid during the second quarter of 2010.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by approximately $37,000 for the second quarter of 2010, when compared with the same period for 2009. The increase is due primarily to an increase in depletion of the Company's oil and gas properties. The increase in depletion is due primarily to a higher per barrel depletion rate for the second quarter of 2010.


VALUATION ALLOWANCES

During the second quarter of 2010, the Company commenced drilling of a horizontal well on one of its Mountain View properties in Kern County, California. The well was drilled to its objective but did not encounter adequate hydrocarbons to warrant completion of the well. During the second quarter of 2010, the Company recorded a valuation allowance of $842,327 for the costs that had been incurred for the drilling of this well.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010
  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009


REVENUES

The increase in revenues of $834,184 is due primarily to higher average prices for the first six months of 2010. Oil and gas revenues increased by 60% for the six months ended June 30, 2010 when compared with the same period for 2009. Oil and gas revenues increased by 60% due to higher average crude oil prices for the first six months of 2010. The average price of the Company's oil and gas for the first six months of 2010 increased by approximately $27.96 per equivalent barrel when compared to the same period of 2009.


OPERATING EXPENSES

Operating expenses increased by $101,773 for the first six months of 2010.
The cost to produce an equivalent barrel of crude oil during the first half of 2010 was approximately $26.07 per barrel, an increase of approximately $3.42 per barrel when compared with production costs for the same period of 2009. The increase in lease operating expenses is caused by many factors. These include higher costs for parts and supplies, waste water disposal, production equipment repair and maintenance, equipment rental, pump repairs, insurance expense, chemicals and equipment fuel.

Parts and supplies increased by approximately $40,000 due to an increase in lease and well maintenance activities during the first half of 2010. Waste water disposal increased by approximately $20,000 due to higher costs at the Company's Delaney Tunnell lease. Production equipment repair and maintenance increased by approximately $15,000 due to an increase in maintenance activities. Equipment rental increased by approximately $13,000 due primarily to maintenance activities on the Company's Mullaney lease and the rental of a crude oil storage tank in the second quarter of 2010 for the new well that was drilled on the Anderson lease in the first quarter of 2010.

Pump repairs increased by approximately $11,500 due to an increase in well maintenance work in the second quarter of 2010 and the replacement of down-hole pumps with more expensive pumps that are more efficient and have better longevity. Insurance expense increased by approximately $10,000 due to higher costs for workers' compensation and employee health insurance premiums.

Chemical usage increased by approximately $10,000. Equipment fuel costs increased by approximately $9,000 due to increased maintenance activities and higher prices for gasoline and diesel for the first six months of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately $3,000 for the first six months of 2010 when compared with the same period for 2009.
Officers salaries decreased by approximately $27,000 for the six months ended June 30, 2010. During June of 2009, the Board of Directors approved the payment of a bonus of $25,000 to Mr. Alexander, President. No bonuses were paid during the first six months of 2010. Accounting services decreased by approximately $25,000 due primarily to lower audit fees. These were offset by higher costs for legal fees, administrative salaries and consulting services. Legal services increased by approximately $17,000 due primarily to services related to the Company's filing of its proxy for the 2010 annual meeting. Administrative salaries increased by approximately $15,000 due to the hiring of a part-time employee effective August 1, 2009. Consulting services increased by approximately $15,000 due to fees paid to a third-party geologist that is reviewing the Company's oil and gas properties for potential well drilling locations.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by approximately $28,000 for the six months ended June 30, 2010, when compared with the same period for 2009. The increase is due primarily to an increase in depletion of the Company's oil and gas properties. The increase in depletion is due primarily to a higher per barrel depletion rate for 2010.


VALUATION ALLOWANCES

During the second quarter of 2010, the Company commenced drilling of a horizontal well on one of its Mountain View properties in Kern County, California. The well was drilled to its objective but did not encounter adequate hydrocarbons to warrant completion of the well. During the first six months of 2010, the Company recorded a valuation allowance of $867,468 for the costs that had been incurred for the drilling of this well.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $535,445 for the six months ended June 30, 2010. During the first half of 2010, operating activities provided cash of $706,368. Cash was provided by the redemption of short-term investments in the amount of $480,000. Cash was used for the purchase of short-term investments of $250,000, capital expenditures of $1,498,010 and payments on long-term debt of $12,304. See the Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term investments of $3,075,960 that provided additional liquidity during the first six months of 2010.

IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first six months of 2010 increased by approximately 60% ($27.96 per equivalent barrel) when compared with the same period for 2009. The Company cannot predict the future course of crude oil prices.


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

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     a.  Exhibits

         3.1  Restated Articles of Incorporation of Pyramid Oil Company

         3.2  Amended and Restated Bylaws of Pyramid Oil Company

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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: August 13, 2010
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: August 13, 2010
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer