Form 10-K/A
period 2009-12-31
PYRAMID OIL CO
filed 2010-09-10
CIK 81318

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-K/A

                              Amendment No. 1

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

                              EXPLANATORY NOTE

     This amendment on Form 10-K/A (this Amendment) amends our Annual Report on Form 10-K for the year ended December 31, 2009 (the Original Report) that we filed with the Securities and Exchange Commission (the Commission) on March 30, 2010. This Amendment amends the Original Report as follows:

     COVER PAGE. The Commission file number on the cover page of the Original Report has been corrected.

     ITEM 1 - BUSINESS. This Amendment includes additional information about the impact of ten oil and gas properties that were shut-in during 2009.

     ITEM 2 - PROPERTIES. This Amendment includes additional information about
     (1) our proved undeveloped reserves, (2) our use of a 12-month average of first-of-the-month commodity prices to determine the value of our estimated future net revenues from oil and gas producing activities, (3) our gross and net productive wells, expressed separately for oil and gas, and (4) the results of our recent drilling activities.

     FINANCIAL STATEMENTS. In this Amendment, (1) the presentation of our 2008 5 for 4 stock split in our statements of shareholders equity has been revised, (2) Note 1 to our financial statements has been revised to identify the properties in which we have a joint venture interest and to present additional information for those joint ventures, (3) Note 2 to our financial statements has been added to identify the financial statement restatements, and (4) Note 8 to our financial statements has been revised to state that we were not a party to any litigation as of December 31, 2009.

     SUPPLEMENTAL INFORMATION - OIL AND GAS PRODUCING ACTIVITIES. The supplemental information section that follows our financial statements has been revised to present additional information about changes in our proved reserves.

     EXHIBIT 99.1. This Amendment includes as Exhibit 99.1 a revised report from our independent petroleum engineering firm.

     OFFICERS CERTIFICATIONS. The Original Report has been corrected by formatting the four officer certifications that were filed with the Original Report as four separate exhibits rather than as only two exhibits.

     Except as summarized above and as set forth in this Amendment, the Original Report has not been amended or otherwise updated by this Amendment. Furthermore, this Amendment does not reflect events that have occurred after March 30, 2010.

                          PYRAMID OIL COMPANY
                    2009 FORM 10-K/A ANNUAL REPORT

                          Table of Contents

                                                                Page
                               PART I

Item  1.    Business   . .  . .  . .  . .  . .  . .  . .          6

Item 1A.    Risk Factors    . .  . .  . .  . .  . .  . .         10

Item 1B.    Unresolved Staff Comments   .  . .  . .  . .         15

Item  2.    Properties . .  . .  . . .  .  . .  . .  . .         15

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         21

Item  4.    (Removed and Reserved) .  . .  . .  . .  . .         21

                               PART II

Item  5.    Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer
              Purchases of Equity Securities .  . .  . .         22

Item  6.    Selected Financial Data   . .  . .  . .  . .         23

Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                24

Item 7A.    Quantitative and Qualitative Disclosures
              About Market Risk   .  . .  . .  . .  . .          35

Item  8.    Financial Statements and Supplementary Data          36

Item  9.    Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure             73

Item  9A(T).  Controls and Procedures  . .  .   . .  . .         73

Item  9B.   Other Information . . . . . .  . .  . .  . .         74

                               PART III

Item 10.    Directors, Executive Officers, and
              Corporate Governance    . .  . .  . .  . .         74

Item 11.    Executive Compensation .  . .  . .  . .  . .         75

Item 12.    Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters  .  . .  . .  . .  . .         75

Item 13.    Certain Relationships and Related Transactions,
              and Director Independence                          75

Item 14.    Principal Accounting Fees and Services   . .         75


                               PART IV

Item 15.    Exhibits and Financial Schedules  . .  . . .         76




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

OIL AND GAS PRODUCTION OPERATIONS

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. Ten of these properties were not operated during 2009. Most of these properties were shut-down before 2009. Only one property was shut-down during 2009. Most of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. There are no proved reserves attributed to these properties at December 31, 2009. The one property that was shut-down during 2009 was written-down at December 31, 2009. All of the other shut-in properties have been written-down in prior periods.

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


COMMITMENTS AND CONTINGENCIES

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include down-hole plugging and abandonment of wells, future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have been accrued and recorded in the financial statements. See
Note 8 of Notes to Financial Statements included in Item 8 of this Form
10-K.


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

The general business description and the description of the Company's oil and natural gas operations are described on page 6 under Item 1. Business. Information required by Subpart 1200 of Regulation S-K (Disclosure by Registrants Engaged in Oil and Gas Producing Activities) is also contained in
Item 1. and in Item 8. Financial Statements and Supplementary Data, Supplemental Information - Oil and Gas Producing Activities is on pages 65 to
71.  The preceding information is incorporated by reference into this Item 2.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had proved undeveloped reserves of 96,000, 9,500 and 79,600 at December 31, 2009, 2008 and 2007, respectively.
The Company had no significant proved undeveloped properties at December 31, 2006, and 2005.

The Company had proved undeveloped reserves of 96,000 barrels of crude oil at December 31, 2009. These reserves are attributable to two wells that the Company plans to drill in 2010. The Company is projecting that it will require approximately $1,550,000 to drill and complete these wells in 2010.

The Company had proved undeveloped reserves of 9,500 barrels of gas (which represents the crude oil equivalent of 57,000 MCF's, gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) at December 31, 2008. This represents the reserves attributable to a well that was drilled in 2008 on the properties of the Texas natural gas joint venture. Additional work costing approximately $86,000 was expended to develop these reserves in 2009. The results of this effort in 2009 did not generate the anticipated results. A valuation allowance has been recorded against the full capitalized costs of this well.

The Company had proved undeveloped reserves of 79,600 barrels of crude oil at December 31, 2007. These reserves are attributable to two wells that the Company planned to drill in 2008. The Company drilled one of these wells, a development well, in 2008 on the Santa Fe lease. This well was completed and placed on production in 2008. The production results from this well were non-economic and the well was shut-in during 2008. The costs to drill and complete this well were approximately $645,000. A valuation allowance was recorded in 2008 against the costs of this well. The other well that was forecast to be drilled in 2008 was not drilled. The Company reduced its capital budget in 2008 due to lower crude oil sales prices that were experienced during 2008. The reserves for this well were not carried forward into 2009 reserves.

The Company has no material amounts of proved undeveloped reserves that have remained undeveloped for five years or more after disclosure as proved undeveloped reserves.

(b)  OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by MHA Petroleum Consultants, independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
   December 31, 2009               506,000              81,000
                2008               471,000             155,000
                2007               806,000             331,000
                2006               741,000              65,000
                2005               715,000              94,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2009.

Using the 12 month average of the first-of-the-month oil and gas prices and year-end lease operating expenses, the estimated value of future net revenues before income taxes to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $9,158,000 at December 31, 2009, $4,106,000 at December 31, 2008, $27,414,000 at December 31, 2007, $12,358,000 at
December 31, 2006, and $12,694,000 at December 31, 2005.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting, which is effective for reporting 2009 reserve information. In January 2010, the FASB issued its authoritative guidance on extractive activities for oil and gas to align its requirements with the SEC's final rule. We adopted the guidance as of December 31, 2009 in conjunction with our year-end reserve report as a change in accounting principle. Under the SEC's final rule, prior period reserves were not restated. The primary impacts of the SEC's final rule include:

     The use of the twelve-month average of the first-day-of-the-month reference prices of $58.88 per barrel for oil compared to the year-end reference prices of $75.65 per barrel for oil resulted in negative revisions of 39,200 barrels of crude oil.

     The use of the twelve-month average of the first-day-of-the-month reference prices of $4.10 per Mcf for natural gas compared to the year-end reference prices of $4.92 per Mcf for natural gas resulted in negative revisions of 7,000 Mcf's of natural gas.

     The use of the new pricing methodology had an insignificant impact on our depletion expense in the fourth quarter of 2009

     The use of the new pricing methodology increased the amount of impairment recorded by the Company at December 31, 2009 by $35,000.


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

As of December 31, 2009, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
    Oil              126       125               9,141     1,762
    Natural Gas       22         7              12,246     4,082
                     ---       ---              ------     -----
                     148       132              21,387     5,844
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

The Company drilled one well in 2008 on the Santa Fe lease. This well was completed and placed on production during 2008. After this well was placed on production, it was determined that it was not economic to produce and the well is currently shut-in. The Company also participated as a non-operator, along with a group of partners, in the drilling of two natural gas wells in Texas, one each in 2008 and 2009. The gas well that was drilled in 2008 was placed into production. The gas well that was drilled in 2009 was not placed into production until the first quarter of 2010.

The Company drilled two wells in 2007 on the Anderson lease. Both of these wells are currently in production and deemed economic. The Company drilled four new wells in 2006, two on the Santa Fe lease, one on the Anderson lease and one joint-venture exploratory well. The well on the Anderson lease and one of the wells on the Santa Fe lease are producing wells. The other well on the Santa Fe lease was completed and placed into production. It was determined to be un-economic and is shut-in. The Company participated with one other oil company as the operator in the drilling of the joint venture well in 2006. This well was a dry-hole and was abandoned in 2006. No wells were drilled in 2005.

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

     Legal fees increased by approximately 6%, as a component of total administrative expense, due to services that were rendered for the stock split that was declared on June 5, 2008 (see footnote 12), increased costs for compliance with SEC filings and general corporate matters.

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

OTHER COSTS AND EXPENSES

Other costs and expenses increased by approximately $91,000 for the year ended December 31, 2008, when compared with the same period for 2007. The increase is due to the retention of an investor relations consultant at a monthly fee of $5,000 that was effective March 12, 2008. The remaining increase in costs is due to an increase in the annual listing fees for the NYSE AMEX and the payment of a one-time fee to the NYSE AMEX for the stock split that was declared on June 5, 2008 (see footnote 12).


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

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $358,757 and $1,162,379 at December 31, 2009 and 2008, respectively (see Note 7 of Notes to Financial Statements included in Item 8 of this Form 10-K). The accumulated impairment reserve was $2,769,430 and $2,410,673 at December 31, 2009 and 2008, respectively.

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

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2009

                                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM . . . . . .   37


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2009 and 2008 . . . . . . . . . .   38-39
    Statements of operations - years ended
      December 31, 2009, 2008 and 2007  . . . . . . . . . . . . . .   40-41
    Statements of shareholders' equity - years ended
      December 31, 2009, 2008 and 2007  . . . . . . . . . . . . . .   42
    Statements of cash flows - years
      ended December 31, 2009, 2008 and 2007  . . . . . . . . . . .   43-44
    Notes to financial statements . . . . . . . . . . . . . . . . .   45

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

As discussed in Note 2 to the financial statements, the financial statements have been restated to include disclosures that were omitted and to correct a reporting error related to the 2008 stock split.

We were not engaged to examine management's assessment of the effectiveness of Pyramid Oil Company's internal control over financial reporting as of December 31, 2009 included in the accompanying report of management in Disclosure Controls and Procedures in Item 9A(T) of Form 10K, and, accordingly, we do not express an opinion thereon.


SINGERLEWAK LLP

Los Angeles, California
March 30, 2010, except for Note 2 which is dated September 10, 2010

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

                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,
                                              ----------------------------
                                                  2009              2008
                                              ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                         $    88,170        $    40,820
   Accrued professional fees                    138,381            130,261
   Accrued taxes, other than
     income taxes                                62,310             76,222
   Accrued payroll and related costs             51,606             50,451
   Accrued royalties payable                    159,933            132,472
   Accrued insurance                             54,947             59,096
   Accrued income taxes                              --            239,815
   Current maturities of long-term debt          20,640             23,901
                                              ---------         ----------
      Total current liabilities                 575,987            753,038
                                              ---------         ----------
LONG-TERM DEBT, net of current
 maturities                                          --             20,640
                                              ---------         ----------

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS    1,193,324          1,151,706
                                              ---------         ----------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value
     Authorized - 10,000,000 shares
     Issued and outstanding - none                   --                 --
   Common stock, no par value
     (Note 12,13 & 14)
     Authorized - 50,000,000 shares
     Issued and outstanding -
       4,677,728 shares                       1,515,945          1,306,010
   Retained earnings                          6,856,758          7,046,045
                                             ----------         ----------
                                              8,372,703          8,352,055
                                             ----------         ----------
                                            $10,142,014        $10,277,439
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

                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                   RESTATED



                              Common Shares
                               Issued and         Common         Retained
                               Outstanding         Stock         Earnings
                              -------------      ----------     ----------

Balances, December 31, 2006      4,677,728       $1,071,610     $4,037,284

  Net income                            --               --      1,495,061
                                 ---------        ---------      ---------
Balances, December 31, 2007      4,677,728        1,071,610      5,532,345

  Severance award agreement             --          165,400             --

  Stock based compensation              --           69,000             --

  Net income                            --               --      1,513,700
                                 ---------        ---------      ---------
Balances, December 31, 2008      4,677,728        1,306,010      7,046,045

  Severance award agreement             --          209,935             --

  Net (loss)                            --               --      ( 189,287)
                                 ---------        ---------      ---------
Balances, December 31, 2009      4,677,728       $1,515,945     $6,856,758
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

The Company adopted FASB ASC Topic No. 360-10-15, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $358,757 and $1,162,379 at December 31, 2009 and 2008, respectively (see Note 7). The accumulated impairment reserve was $2,769,430 and $2,410,673 at December 31, 2009 and 2008, respectively.

JOINT VENTURE INVESTMENTS - RESTATED

The Company participates in two joint ventures as a non-operator.   The
properties are located in New York and Texas, both are primarily gas properties. The Company has a minority interests in both joint ventures. The Company's interest in the New York gas wells range from 38 to 19 percent. The Company's interest in the Texas joint venture wells range from 6.25 to 12.5 percent. The Company records its share of revenues, expenses and capital costs as provided to the Company by the joint-venture operators. The accounting polices for the joint venture properties are consistent with the accounting policies that the Company uses for its wholly-owned properties.

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


2.  RESTATEMENT

The financial statements have been restated to include revised or additional disclosure. The additional disclosure appears in the Joint Venture Investments section of Note 1 and also in the litigation section of Note 8.

In addition, the statement of stockholders' equity has been revised to retrospectively present the affect of the 5 for 4 stock split that is described in Note 12. The restatements impact on previously reported amounts was as follows:

                                   Shares          Common          Retained
                                 Outstanding        Stock          Earnings

As previously reported, 2006      3,741,721      $1,071,610       $4,037,284

  Adjustment                        936,007              --               --
                                  ---------       ---------        ---------
As restated, 2006                 4,677,728      $1,071,610       $4,037,284
                                  =========       =========        =========

As previously reported, 2007      3,741,721      $1,071,610       $5,532,345

  Adjustment                        936,007              --               --
                                  ---------       ---------        ---------
As restated, 2007                 4,677,728      $1,071,610       $5,532,345
                                  =========       =========        =========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

None of these restatements had any impact on the Company's previously reported financial position, results of operations or the related earnings per share.


3.  FAIR VALUE MEASUREMENTS

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009


4.  LONG-TERM DEBT AND LINE OF CREDIT

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

5.   INCOME TAXES

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
                                      =======        =======       =======
























       56                        PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2009

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


6. RELATED-PARTY TRANSACTION

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

7. FOURTH QUARTER RESULTS (UNAUDITED)

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


8. COMMITMENTS AND CONTINGENCIES - RESTATED

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include down-hole plugging and abandonment of wells, future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have been accrued and recorded in the financial statements. See
Note 11, Assets Retirement Obligations.

The Company is subject to potential litigation within the normal course of business. In management's opinion, the resolution of such litigation would not have a material adverse effect upon the Company's financial position or the results of its operations. The Company did not have any pending litigation at December 31, 2009.

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


9.  GAIN ON SALE OF FIXED ASSETS

During 2007, the Company sold real property (160 acres of grazing land) for a gain of approximately $441,000. All of the assets sold in 2007 had insignificant net book values.


10.  DEFINED CONTRIBUTION PLAN

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


11.  ASSETS RETIREMENT OBLIGATIONS

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


12.  STOCK SPLIT

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


13.  WARRANTS ISSUED

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


14.  SEVERANCE AWARD AGREEMENTS

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

16.  REGISTRATION STATEMENT ON FORM S-3

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
                              ====    ====    ====    ====    ====   ====


The foregoing estimates have been prepared by the Company from data prepared by an independent petroleum engineer in respect to certain producing properties. Revisions in previous estimates can result from analysis of new information, as well as from additional production experience or from a change in economic factors. The primary factor that has impacted the revisions of previous estimates of crude oil and natural gas reserves noted above is from a change in crude oil and natural gas prices used to determine the valuation of year-end reserves. Higher crude oil and natural gas prices cause certain oil and gas leases to become more profitable, thus generating additional reserves. Crude oil prices used to value the year-end reserves increased by approximately $21.90 per barrel at December 31, 2009 and by $34.60 per barrel at December 31, 2007. The crude oil prices used for valuation purposes decreased by approximately $53.00 per barrel at December 31, 2008.

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2009

Natural gas prices used to value the year-end reserves decreased by approximately $3.16 per MCF at December 31, 2009. The revisions of previous estimates (decrease of 228,000 MCF's) of natural gas reserves at December 31, 2008 is due primarily to the Texas natural gas joint venture. The natural gas well that was drilled in 2008 did not yield the volumes that were initially projected.

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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2009

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
                                   =========     =========     =========


                                 PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2009

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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2009

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
                                     ==========    ==========


(a) Reflects valuation allowances of $359,000 and $1,162,000 at December 31, 2009 and 2008, respectively, due to the write-down of certain oil and gas properties (see Note 7 of Notes to Financial Statements included in Item 8 of this Form 10-K).

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

                                            PYRAMID OIL COMPANY


September 10, 2010                         By: JOHN H. ALEXANDER
                                           ----------------------
                                             John H. Alexander
                                             Director/President
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     JOHN H. ALEXANDER        Director/President          September 10, 2010
---------------------------     Chief Executive Officer
     John H. Alexander


     MICHAEL D. HERMAN        Director                    September 10, 2010
---------------------------     Chairman of the Board
     Michael D. Herman


      GARY L. RONNING         Director                    September 10, 2010
---------------------------
      Gary L. Ronning


       JOHN E.  TURCO         Director                    September 10, 2010
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/         September 10, 2010
---------------------------    Principal Accounting and
   Lee G. Christianson         Financial Officer