Form 10-Q/A
period 2010-03-31
PYRAMID OIL CO
filed 2010-09-10
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-Q/A

                              Amendment No. 1

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


                            EXPLANATORY NOTE

     This amendment on Form 10-Q/A (this Amendment) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the Original Report) that we filed with the Securities and Exchange Commission (the Commission) on May 14, 2010. The sole purpose of this Amendment is (1) to correct our Commission file number on the cover page of the Original Report and (2) to correct the Original Report by formatting the four officer certifications that were filed with the Original Report as separate exhibits rather than as one combined exhibit.

     No other changes to the Original Report have been made by this Amendment, and this Amendment does not reflect events that have occurred after May 14, 2010.

                          PYRAMID OIL COMPANY

                              FORM 10-Q/A
                             March 31, 2010

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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: September 10, 2010                    JOHN H. ALEXANDER
                                           ---------------------
                                             John H. Alexander
                                                 President


Dated: September 10, 2010                   LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer