Form 10-Q
period 2010-09-30
PYRAMID OIL CO
filed 2010-11-15
CIK 81318

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM  10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2010

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               (Class)                   (Outstanding at November 12,2010)
    COMMON STOCK WITHOUT PAR VALUE                    4,677,728

                          PYRAMID OIL COMPANY

                               FORM 10-Q
                           SEPTEMBER 30, 2010

                           Table of Contents

                                                                  Page
                                                                  ----
                                 PART I

Item 1.  Financial Statements

     Balance Sheets - September 30, 2010
       and December 31, 2009                                        3

     Income Statements -
       Three months ended September 30, 2010 and 2009               5
       Nine months ended September 30, 2010 and 2009                7

     Condensed - Statements of Cash Flows -
       Nine months ended September 30, 2010 and 2009                9

     Notes to Financial Statements                                 11


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           18

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                       23

Item 4.  Controls and Procedures                                   23


                                 PART II

Item 1.  Legal Proceedings                                         24

Item 1A. Risk Factors                                              24

Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds                                     24

Item 3.  Defaults Upon Senior Securities                           24

Item 4.  Removed and Reserved                                      24

Item 5.  Other Information                                         24

Item 6.  Exhibits                                                  24

                      PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                                  ASSETS

                                             September 30,
                                                 2010       December 31,
                                             (Unaudited)        2009
                                             ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $1,677,586     $1,438,825
  Short-term investments                       3,110,446      3,344,061
  Trade accounts receivable                      406,751        375,954
  Income taxes receivable                          4,200        124,281
  Crude oil inventory                             63,861         62,760
  Prepaid expenses and other assets              107,090        169,595
  Deferred income taxes                          241,400        196,200
                                             ------------   ------------
         TOTAL CURRENT ASSETS                  5,611,334      5,711,676
                                             ------------   ------------

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties and equipment
    (successful efforts method)               17,613,326     16,085,228
  Capitalized asset retirement costs             389,463        382,550
  Drilling and operating equipment             2,109,993      2,109,993
  Land, buildings and improvements             1,066,571      1,065,371
  Automotive, office and other
    property and equipment                     1,183,114      1,160,617
                                             ------------   ------------
                                              22,362,467     20,803,759
  Less: accumulated depletion,
      depreciation, amortization
      and valuation allowance                (18,329,833)   (17,125,834)
                                             ------------   ------------
         TOTAL PROPERTY AND EQUIPMENT          4,032,634      3,677,925
                                             ------------   ------------
OTHER ASSETS
  Deposits                                       250,000        250,000
  Deferred income taxes                          620,300        485,400
  Other assets                                    17,013         17,013
                                             ------------   ------------
         TOTAL OTHER ASSETS                      887,313        752,413
                                             ------------   ------------

         TOTAL ASSETS                        $10,531,281    $10,142,014
                                             ============   ============

  The Accompanying Notes Are an Integral Part of These Financial Statements.


                            PYRAMID OIL COMPANY
                              BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,
                                                 2010       December 31,
                                             (Unaudited)       2009
                                             ------------   ------------
CURRENT LIABILITIES:
  Current debt                                       905         20,640
  Accounts payable                            $  160,120     $   88,170
  Accrued professional fees                      111,663        138,381
  Accrued taxes, other than income taxes          35,661         62,310
  Accrued payroll and related costs               72,864         51,606
  Accrued royalties payable                      172,253        159,933
  Accrued insurance                                   --         54,947
                                             ------------   ------------
         TOTAL CURRENT LIABILITIES               553,466        575,987
                                             ------------   ------------

LIABILITY FOR ASSET RETIREMENT OBLIGATION      1,219,013      1,193,324
                                             ------------   ------------

         TOTAL LIABILITIES                     1,772,479      1,769,311
                                             ------------   ------------

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value;
    10,000,000 authorized shares;
    no shares issued or outstanding                   --             --
  Common stock - no par value;
    50,000,000 authorized shares;
    4,677,728 shares issued and
    outstanding                                1,629,445      1,515,945
  Retained earnings                            7,129,357      6,856,758
                                             ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY            8,758,802      8,372,703
                                             ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $10,531,281    $10,142,014
                                             ============   ============


  The Accompanying Notes Are an Integral Part of These Financial Statements.
















       5                    PYRAMID OIL COMPANY
                             INCOME STATEMENT
                                (UNAUDITED)

                                                     Three months ended
                                                        September 30,
                                                 ---------------------------
                                                     2010           2009
                                                 ------------   ------------
  REVENUES
    Oil and gas sales                             $1,099,464     $  945,413
    Gain on sale of fixed assets                     320,556             --
                                                 ------------   ------------
                                                   1,420,020        945,413
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                               386,897        346,800
    General and administrative                       195,838        198,703
    Severance award agreement                        113,500             --
    Taxes, other than income
      and payroll taxes                               39,654         33,809
    Valuation allowances                                  --             --
    Provision for depletion,
      depreciation and amortization                  151,855        150,209
    Accretion expense                                  6,664          5,898
    Other costs and expenses                          26,403         18,628
                                                 ------------   ------------
                                                     920,811        754,047
                                                 ------------   ------------
  OPERATING INCOME                                   499,209        191,366
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   13,521         20,508
    Other income                                       3,600          3,600
    Interest expense                                    ( 30)          (299)
                                                 ------------   ------------
                                                      17,091         23,809
                                                 ------------   ------------

INCOME BEFORE INCOME
  TAX PROVISION (BENEFIT)                            516,300        215,175
    Income tax provision (benefit)
      Current                                         47,200       ( 43,499)
      Deferred                                        75,300         37,300
                                                 -----------    ------------
                                                     122,500       (  6,199)
                                                 ------------   ------------
 NET INCOME                                        $ 393,800     $  221,374
                                                 ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.












       6                    PYRAMID OIL COMPANY
                             INCOME STATEMENT
                                (UNAUDITED)

                                                     Three months ended
                                                        September 30,
                                                 ---------------------------
                                                     2010           2009
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE
   Basic Income
     Per Common Share                                $ 0.08         $ 0.05
                                                 ============   ============

   Diluted Income
     Per Common Share                                $ 0.08         $ 0.05
                                                 ============   ============

 Weighted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============

 Diluted average number
   of common shares outstanding                    4,720,014      4,719,004
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.



































       7                    PYRAMID OIL COMPANY
                             INCOME STATEMENT
                                (UNAUDITED)

                                                     Nine months ended
                                                       September 30,
                                                 ---------------------------
                                                     2010           2009
                                                 ------------   ------------
  REVENUES
    Oil and gas sales                             $3,329,594     $2,341,359
    Gain on sale of fixed assets                     320,556             --
                                                 ------------   ------------
                                                   3,650,150      2,341,359
                                                 ------------   ------------
  COSTS AND EXPENSES:
    Operating expenses                             1,165,209      1,023,339
    General and administrative                       653,793        653,805
    Severance award agreement                        113,500        209,935
    Taxes, other than income
      and payroll taxes                               97,313        114,593
    Valuation allowances                             867,468             --
    Provision for depletion,
      depreciation and amortization                  498,115        468,665
    Accretion expense                                 18,775         17,696
    Other costs and expenses                          90,946         88,773
                                                 ------------   ------------
                                                   3,505,119      2,576,806
                                                 ------------   ------------
  OPERATING INCOME (LOSS)                            145,031       (235,447)
                                                 ------------   ------------
  OTHER INCOME (EXPENSE):
    Interest income                                   29,904         68,378
    Other income                                       9,997         10,800
    Interest expense                                   ( 333)        (1,072)
                                                 ------------   ------------
                                                      39,568         78,106
                                                 ------------   ------------

INCOME (LOSS) BEFORE INCOME
  TAX PROVISION (BENEFIT)                            184,599       (157,341)
    Income tax provision (benefit)
      Current                                         92,100       (181,082)
      Deferred                                      (180,100)        30,500
                                                 -----------    ------------
                                                    ( 88,000)      (150,582)
                                                 ------------   ------------
 NET INCOME (LOSS)                                $  272,599     $ (  6,759)
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.











       8                    PYRAMID OIL COMPANY
                             INCOME STATEMENT
                                (UNAUDITED)


                                                      Nine months ended
                                                        September 30,
                                                 ---------------------------
                                                     2010           2009
                                                 ------------   ------------
 EARNINGS PER COMMON SHARE
   Basic Income (Loss)
     Per Common Share                                $   0.06       $   --
                                                 ============   ============
   Diluted Income (Loss)
     Per Common Share                                $   0.06       $   --
                                                 ============   ============

 Weighted average number
   of common shares outstanding                    4,677,728      4,677,728
                                                 ============   ============

 Diluted average number
   of common shares outstanding                    4,719,276      4,677,728
                                                 ============   ============


The Accompanying Notes are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                      Nine months ended
                                                        September 30,
                                                  ---------------------------
                                                      2010           2009
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $  272,599     $  ( 6,759)
  Adjustments to reconcile net income (loss)
    to cash provided by (used in)
    operating activities:
      Provision for depletion,
        depreciation and amortization                  498,115        468,665
      Gain on sale of fixed assets                    (320,556)            --
      Loss on retirement of fixed assets                   803             --
      Accretion expense                                 18,775         17,696
      Valuation allowances                             867,468             --
      Severance award agreement                        113,500        209,935
      Deferred taxes                                  (180,100)        30,500

  Changes in assets and liabilities:
    Decrease (increase) in trade accounts
      and income taxes receivable                       89,284       (234,932)
    (Increase) decrease in crude oil inventories        (1,101)        25,860
    Decrease in prepaid expenses                        61,605        126,855
    Decrease in accounts payable
      and accrued liabilities                          ( 2,786)      (339,477)
                                                     ---------      ---------
    Net cash provided by
      operating activities                           1,417,606        298,343
                                                     ---------      ---------


  The Accompanying Notes Are an Integral Part of These Financial Statements.


                           PYRAMID OIL COMPANY
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                       Nine months ended
                                                          September 30,
                                                  ---------------------------
                                                       2010           2009
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                             $(1,714,181)    $ (261,974)
  Proceeds from sale of fixed assets                   320,556             --
  Purchases of short-term investments                 (550,000)      (500,000)
  Redemptions of short-term investments                680,000             --
  Increase in short-term investments                   103,615       ( 51,644)
                                                     ---------      ---------
Net cash (used in) investing activities             (1,160,010)      (813,618)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Loans to employees                                   (2,900)        (1,200)
   Principal payments from loans to employees            3,800          2,400
   Principal payments on long-term debt                (19,735)       (17,837)
                                                     ---------       --------
Net cash (used in) financing activities                (18,835)       (16,637)
                                                     ---------       --------

Net increase (decrease) in cash                        238,761       (531,912)

Cash at beginning of period                          1,438,825      1,793,563
                                                     ---------      ---------
Cash at end of period                               $1,677,586     $1,261,651
                                                     =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the nine months for interest       $    303       $  1,072
                                                      ========       ========
  Cash paid during the nine months for income taxes   $  1,100       $191,388
                                                      ========       ========


   The Accompanying Notes Are an Integral Part of These Financial Statements.


















       11                     PYRAMID OIL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                  (UNAUDITED)


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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2010 and December 31, 2009 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2010 and 2009. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

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

The Company files income tax returns in the U.S. federal jurisdiction, California and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2007. State jurisdictions that remain subject to examination range from 2006 to 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

Valuation Allowances

The Company has recorded valuation allowances for certain of its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property. For the nine months ended September 30, 2010, the Company has recorded a valuation allowance of approximately $867,000 for a well that was drilled and abandoned in the second quarter of 2010. The well was drilled to its objective but did not encounter adequate hydrocarbons to warrant completion of the well.


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


3.  Dividends

No cash dividends were paid during the nine months ended September 30, 2010 and 2009.

4.  Commitments and Contingencies

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


5.  Income Tax Provision


Income tax benefits of $88,000 were realized by the Company for the first nine months of 2010, due primarily to a valuation allowance for the write-down of a certain oil and gas property in the amount of $867,468. Income tax benefits of $150,582 were realized by the Company for the first nine months of 2009, due primarily to a net loss before income tax provision (benefit) for the nine months ended September 30, 2009 and certain adjustments related to a true-up of estimates made to the recently filed 2008 tax returns.

Net income tax benefit for the first nine months ended September 30, 2010 was calculated as follows:

                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax provision     $  78,000    $ 14,100  $  92,100

         Deferred tax benefit       (140,100)    (40,000)  (180,100)
                                     -------     -------    -------
                                   $( 62,100)   $(25,900) $( 88,000)
                                     =======      ======    =======

Net income tax benefit for the first nine months ended September 30, 2009 was calculated as follows:

                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax provision     $( 76,000)   $(11,228) $( 87,228)
         Tax return true-up         (105,311)     11,457   ( 93,854)
         Deferred tax benefit         26,000       4,500     30,500
                                     -------     -------    -------
                                   $(155,311)   $  4,729  $(150,582)
                                     =======      ======    =======

Net income tax provision for the three months ended September 30, 2010 was calculated as follows:

                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax provision     $  40,150    $  7,050  $  47,200

         Deferred tax benefit         58,800      16,500     75,300
                                     -------     -------    -------
                                   $  98,950    $ 23,550  $ 122,500
                                     =======      ======    =======

Net income tax benefit for the three months ended September 30, 2009 was calculated as follows:

                                    Federal       State      Total
                                    --------    ---------  --------
         Current tax provision     $  39,000    $ 11,355  $  50,355
         Tax return true-up         (105,311)     11,457   ( 93,854)
         Deferred tax benefit         31,800       5,500     37,300
                                     -------     -------    -------
                                   $( 34,511)   $ 28,312  $(  6,199)
                                     =======      ======    =======

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,750,000 as of September 30, 2010. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

The first quarter tax provision was based on one quarter of the full year estimate due to the inability to accurately calculate certain tax temporary differences at that time. As of the second quarter such calculations have been made.

6.  Severance Award Agreements

On September 15, 2010, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $113,500 (25,000 shares at $4.54 per share). Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of September 30, 2010, the Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with SFAS 123(R), management has classified the share-based compensation as stockholders' equity at September 30, 2010.

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


7.  Incentive and Retention Plan

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


8.  Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $154,000 during the first nine months of 2010 and $142,000 during the first nine months of 2009.


9.  Warrants Issued

The Company issued warrants to purchase common shares of the Company as compensation for consulting services. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.




PAGE <16>

The following table summarizes the warrant activity for the nine months ended September 30, 2010:

                                           Number         Weighted-Average
(Unaudited)                              of Warrants        Exercise Price
                                         -----------       ----------------

Outstanding, December 31, 2009               25,000               $3.20

  Granted                                        --                 --
  Exercised                                      --                 --
  Cancelled                                      --                 --
                                             ------                ----
Outstanding, September 30, 2010              25,000               $3.20
                                             ======                ====

The following summarizes the warrants issued, outstanding and exercisable as of September 30, 2010:

                      Grant Date                November, 2008
                      Strike Price                   $3.20
                      Expiration Date           November, 2011
                      Warrants Remaining            25,000
                      Proceeds if Exercised        $80,000
                      Call Feature                   None


10.  Fair Value

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

     Level 1 - Observable inputs such as quoted prices in active markets, this included the Company's short-term investments;

     Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

     Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation has increased $25,689 during the nine months ended September 30, 2010 as a result of normal accretion expense and the drilling of a new well in the first quarter of 2010.

The carrying amount of our cash and equivalents, accounts receivable, accrued current liabilities, accounts payable and current debt reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.




PAGE <17>

Note 11.  Registration Statement on Form S-3

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


Note 12.  Assets Retirement Obligations

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

              Balance at December 31, 2009      $1,193,324
                Incurred during the period              --
                Additions for new wells              6,914
                Accretion expense                   18,775
                                                 ---------
              Balance at September 30, 2010     $1,219,013
                                                 =========


13.  Gain on Sale of Fixed Assets

On July 28, 2010, the Company entered into a Purchase and Sale Agreement for the sale of a portion of its Texas joint venture leaseholds. Pursuant to the agreement, the Company agreed to sell to the buyers 5% of the working interest of the Company's Texas joint venture, subject to certain prior agreements and encumbrances. The purchase price for the assigned interest is $320,566.
After the sale, the Company continues to own a 7.5% working interest in the assets. The Company recognized a gain on the sale of the Texas leasehold interests in the amount of $320,566. The leasehold interests had been previously fully amortized.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2010, crude oil prices have increased by $8.05 per barrel since September 30, 2010.

Pyramid owns a 30% interest in an 876-acre joint venture prospect in Menard County, Texas. The Company was notified in late October that a contract operator has been engaged to manage and operate the prospect. It is expected that the first well, which well test the Goem Lime formation, will be drilled before the end of the year.

In late September and early October the Company successfully re-drilled two of its older wells in the Mountain View field of Kern County, CA. The first well was completed and the Company is waiting on a down-hole survey to identify and shut off an area of water entry. The second well has been completed and perforated and we are currently conducting initial testing. The Company has plans to do an additional re-drill in the Mountain View field shortly after the first of the year, depending on rig availability.

Pyramid and Victory Oil Company have agreed in principle to jointly participate in the drilling of an approximately 4,000-foot test well in the Taft area of Kern County. The Companies are presently in the process of finalizing the terms of the joint venture that may involve drilling up to four wells during the next 12 to 18 months. Pyramid will be the operator of the project. Victory Oil Company is a 75-year-old privately owned company with a number of producing properties in Kern County.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2009 and for the nine months ended September 30, 2010. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.


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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2010
  COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2009


REVENUES

The increase in oil and gas sales of $154,051 is due primarily to higher average prices for the third quarter of 2010 and slightly higher crude oil production. The average price of the Company's oil and gas for the third quarter of 2010 increased by $9.30 per equivalent barrel when compared to the same period for 2009.

On July 28, 2010, the Company entered into a Purchase and Sale Agreement for the sale of a portion of its Texas joint venture leaseholds. Pursuant to the agreement, the Company agreed to sell to the buyers 5% of the working interest of the Company's Texas joint venture, subject to certain prior agreements and encumbrances. The purchase price for the assigned interest is $320,566.
After the sale, the Company continues to own a 7.5% working interest in the assets. The Company recognized a gain on the sale of the Texas leasehold interests in the amount of $320,566. The leasehold interests had been previously fully amortized.


OPERATING EXPENSES

Operating expenses increased by $40,097 for the third quarter of 2010. The cost to produce an equivalent barrel of crude oil during the third quarter of 2010 was $25.78 per barrel, an increase of $2.32 per barrel when compared with production costs for the third quarter of 2009. The increase in lease operating expenses is caused by many factors. These include higher costs for parts and supplies, labor and contract operations. This was offset by the quarterly adjustment for inventory change. Inventory change decreased by $23,696 when compared with the same period of 2009. Inventory volumes were lower by 1,000 barrels at September 30, 2009 as compared with the inventory volumes at June 30, 2009. The inventory volumes at September 30, 2010 were lower by approximately 100 barrels when compared with the total volume at June 30, 2010.

Parts and supplies increased by $23,221 due to an increase in lease and well maintenance activities. Company labor increased by $18,822 due primarily to an increase in both regular and overtime hours worked. Contract operations increased by $9,073 due to increased activity on the Texas joint venture.



GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $2,865 for the third quarter of 2010 when compared with the same period for 2009. Accounting services decreased by $27,525 due primarily to lower projected audit fees for the third quarter of 2010 when compared with the same period of 2009. This was offset by higher fees of $13,305 for consulting services. Consulting services increased due primarily to fees paid to a third-party geologist who is reviewing the Company's oil and gas properties for potential well drilling locations. The remaining unfavorable variance of $11,355 is comprised of many different items, none of which were significant individually.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by $1,646 for the three months ended September 30, 2010. The is due primarily to an increase in depletion of the Company's oil and gas properties.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
  COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009


REVENUES

The increase in revenues of $988,235 is due primarily to higher average prices for the first nine months of 2010 and slightly higher crude oil production. The average price of the Company's oil and gas for the first nine months of 2010 increased by $21.78 per equivalent barrel when compared to the same period for 2009.

On July 28, 2010, the Company entered into a Purchase and Sale Agreement for the sale of a portion of its Texas joint venture leaseholds. Pursuant to the agreement, the Company agreed to sell to the buyers 5% of the working interest of the Company's Texas joint venture, subject to certain prior agreements and encumbrances. The purchase price for the assigned interest is $320,566.
After the sale, the Company continues to own a 7.5% working interest in the assets. The Company recognized a gain on the sale of the Texas leasehold interests in the amount of $320,566. The leasehold interests had been previously fully amortized.


OPERATING EXPENSES

Operating expenses increased by $141,870 for the nine months ended September 30, 2010. The cost to produce an equivalent barrel of crude oil during the nine months ended September 30, 2010 was $25.97 per barrel, an increase of $3.05 per barrel when compared with production costs for the same period of 2009. The increase in lease operating expenses is caused by many factors. These include higher costs for parts and supplies, waste water disposal, production equipment repair and maintenance, equipment rental and insurance.

Parts and supplies increased by $63,351 due to an increase in lease and well maintenance activities during the first nine months of 2010. Waste water disposal increased by $22,661 due to higher costs at the Company's Delaney Tunnell lease. Production equipment repair and maintenance increased by $17,891 due to an increase in maintenance activities. Equipment rental increased by $16,471 due primarily to maintenance activities on the Company's Mullaney lease and the rental of a crude oil storage tank in the second quarter of 2010 for a new well that was drilled on the Anderson lease in the first quarter of 2010. Insurance expense increased by $14,027 due to higher costs for workers' compensation and employee health insurance premiums.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by a nominal amount for the first nine months of 2010 when compared with the same period of 2009. There were several offsetting changes during the nine months ended September 30, 2010. Major variances included the following. Accounting services decreased by $52,263 due primarily to lower audit fees. Officers salaries decreased by $25,000 for the nine months ended September 30, 2010. During June of 2009, the Board of Directors approved the payment of a bonus of $25,000 to Mr. Alexander, President. No bonuses were paid during the first nine months of 2010. These were offset by higher costs for consulting services, legal fees and administrative salaries.

Consulting services increased by $28,071 due to fees paid to a third-party geologist that is reviewing the Company's oil and gas properties for potential well drilling locations. Legal services increased by $18,656 due primarily to services related to the Company's filing of its proxy for the 2010 annual meeting. Administrative salaries increased by $18,278 due to the hiring of a part-time employee effective August 1, 2009.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by $29,450 for the nine months ended September 30, 2010 when compared with the same period for 2009. The increase is due primarily to an increase in depletion of the Company's oil and gas properties. The per barrel depletion rates for 2010 are higher than the comparable rates for 2009.


VALUATION ALLOWANCES

During the second quarter of 2010, the Company commenced drilling of a horizontal well on one of its Mountain View properties in Kern County, California. The well was drilled to its objective but did not encounter adequate hydrocarbons to warrant completion of the well. During the first nine months of 2010, the Company recorded a valuation allowance of $867,468 for the costs that had been incurred for the drilling of this well.



LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $238,761 for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, operating activities provided cash of $1,417,606. Cash was provided by the redemption of short-term investments in the amount of $680,000 and proceeds from the sale of fixed assets of $320,556. Cash was used for the purchase of short-term investments of $550,000, capital spending of $1,714,181 and payments on long-term debt of $19,735. See the Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term investments of $3,110,446 that provided additional liquidity during the first nine months of 2010.


IMPACT OF CHANGING PRICES

The Company's revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first nine of 2010 increased by approximately 42% ($74.22 per equivalent barrel) when compared with the same period of 2009. The Company cannot predict the future course of crude oil prices.

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

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     a.  Exhibits

        10.1 Severance Award Agreement dated September 21, 2010 between the Registrant and John H. Alexander.

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


                                           PYRAMID OIL COMPANY
                                              (registrant)



Dated: November 12, 2010
                                            JOHN H. ALEXANDER
                                           ---------------------
                                            John H. Alexander
                                                President


Dated: November 12, 2010
                                            LEE G. CHRISTIANSON
                                           ---------------------
                                            Lee G. Christianson
                                          Chief Financial Officer