Form 10-K
period 2010-12-31
PYRAMID OIL CO
filed 2011-03-30
CIK 81318

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2010

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

        Large accelerated filer [ ]         Accelerated filer [ ]
        Non-accelerated filer [ ]           Smaller reporting company [x]

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

  The aggregate market value on June 30, 2010, (the last business day of the registrant's most recently completed second fiscal quarter) of the voting shares held by non-affiliates was approximately $12,188,000 based on the closing sales price of the registrant's Common Stock on such date.

  At March 30, 2011, there were 4,677,728 shares of Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

                          PYRAMID OIL COMPANY
                    2010 FORM 10-K ANNUAL REPORT

                          Table of Contents

                                                                Page
                               PART I

Item  1.    Business   . .  . .  . .  . .  . .  . .  . .          4

Item 1A.    Risk Factors    . .  . .  . .  . .  . .  . .          7

Item 1B.    Unresolved Staff Comments   .  . .  . .  . .         12

Item  2.    Properties . .  . .  . . .  .  . .  . .  . .         12

Item  3.    Legal Proceedings .  . .  . .  . .  . .  . .         17

Item  4.    (Removed and Reserved) .  . .  . .  . .  . .         17

                               PART II

Item  5.    Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer
              Purchases of Equity Securities .  . .  . .         17

Item  6.    Selected Financial Data   . .  . .  . .  . .         18

Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                18

Item 7A.    Quantitative and Qualitative Disclosures
              About Market Risk   .  . .  . .  . .  . .          26

Item  8.    Financial Statements and Supplementary Data          27

Item  9.    Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure             58

Item  9A    Controls and Procedures  . .  .   . .  . . .         58

Item  9B.   Other Information . . . . . .  . .  . .  . .         59

                               PART III

Item 10.    Directors, Executive Officers, and
              Corporate Governance    . .  . .  . .  . .         59

Item 11.    Executive Compensation .  . .  . .  . .  . .         59


Item 12.    Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters  .  . .  . .  . .  . .         59

Item 13.    Certain Relationships and Related Transactions,
              and Director Independence                          59

Item 14.    Principal Accounting Fees and Services   . .         60


                               PART IV

Item 15.    Exhibits and Financial Schedules  . .  . . .         60

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

OIL AND GAS PRODUCTION OPERATIONS

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. Nine of these properties were not operated during 2010. All of these properties were shut-down before 2010. No other properties were shut-down during 2010. Most of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. There are no proved reserves attributed to these properties at December 31, 2010. All of the shut-in properties had been written-down in prior periods.

During 2010, the Company operated 18 leases within California, 14 of these leases had total annual gross oil production exceeding 1,000 barrels per lease. Production activities primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 122 wells, and of these, approximately 54 were in operation during 2010. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming, Texas and New York.

MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 50% and 46%, respectively, of the Company's crude oil and gas sales in 2010. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. ConocoPhillips, and its predecessors, and Kern Oil have been customers of the Company for over twenty years. Natural gas is sold to companies in the area of operations.
The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. The Company's crude oil sales are not seasonal, but uniform throughout the year.


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


COMMITMENTS AND CONTINGENCIES

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include down-hole plugging and abandonment of wells, future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have been accrued and recorded in the financial statements. See
Note 10 of Notes to Financial Statements included in Item 8 of this Form
10-K.


OTHER

The Company employed twelve full-time and two part-time people as of December 31, 2010. Three full-time and two part-time people were office or administrative personnel, and the rest of whom were field personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union or labor contracts.

The Company had no material research and development costs for the three years ended December 31, 2010.

All of the Company's revenues during 2010 were derived from domestic sources.

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

The Company currently has two executive officers and a small number of full time employees and consultants upon whom the Company's success largely depends. We do not maintain key person life insurance policies on the Company's executive officers or consultants, the loss of whom could seriously harm the Company's business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace the Company's executive officers or consultants in a timely manner, or at all, or on acceptable terms.

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


               RISKS RELATED TO THE COMPANY'S COMMON STOCK

THE VALUE OF THE COMPANY'S COMMON STOCK MAY BE ADVERSELY
AFFECTED BY MARKET VOLATILITY

The trading price of the Company's common stock fluctuates and may be influenced by many factors, including:

     -  The Company's operating and financial performance and prospects;

     -  The depth and liquidity of the market for the Company's common stock;

     - Investor perception of the Company and the industry and markets in which the Company operates;

     - The Company's inclusion in, or removal from, any equity market indices;

     -  Changes in earnings estimates or buy/sell recommendations by analysts;
        and

     - General financial, domestic, international, economic and other market conditions.

THE COMPANY'S ABILITY TO RAISE CAPITAL IN THE FUTURE MAY BE LIMITED, AND THE COMPANY'S FAILURE TO RAISE CAPITAL WHEN NEEDED COULD PREVENT THE COMPANY FROM EXECUTING ITS GROWTH STRATEGY

The timing and amount of the Company's working capital and capital expenditure requirements may vary significantly depending on many factors, including future oil and gas prices and the amount of the Company's future oil and gas production.

If the Company's capital resources are not sufficient to satisfy its liquidity needs, the Company may seek to sell additional equity or obtain additional debt financing. The sale of additional equity would result in dilution to the Company's shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict the Company's operations.
In addition, the Company may not be able to obtain additional financing, if required, in amounts on or terms acceptable to the Company, or at all.

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

The general business description and the description of the Company's oil and natural gas operations are described on page 4 under Item 1. Business. Information required by Subpart 1200 of Regulation S-K (Disclosure by Registrants Engaged in Oil and Gas Producing Activities) is also contained in
Item 1. and in Item 8. Financial Statements and Supplementary Data, Supplemental Information - Oil and Gas Producing Activities is on pages 51 to
56.  The preceding information is incorporated by reference into this Item 2.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had proved undeveloped reserves of 77,700, 96,000 and 9,500 at December 31, 2010, 2009 and 2008, respectively.
The Company had no significant proved undeveloped properties at December 31, 2007, and 2006.

The Company had proved undeveloped reserves of 77,700 barrels of crude oil at December 31, 2010. These reserves are attributable to three wells that the Company plans to drill in 2011. The Company projected that it would cost approximately $1,596,000 to drill and complete these wells in 2011. One of these wells the Pike 1-H, a horizontal well, was spudded in March of 2011.
The Company is drilling this well in conjunction with a joint-venture partner. The Company is the operator of the joint venture.

The Company had proved undeveloped reserves of 96,000 barrels of crude oil at December 31, 2009. These reserves are attributable to three wells that the Company planned to drill in 2010. The Company projected that it would cost approximately $1,550,000 to drill and complete these wells in 2010. Two of these wells were drilled in 2010. The Anderson No. 10 well was drilled in the first quarter of 2010 at a cost of $481,000. This well was completed and placed into production in the first quarter of 2010 and is currently under production. The second well was drilled in the second quarter of 2010. The CLI No. 4-H, was not completed due to the absence of hydrocarbons and was abandoned as a dry-hole. The cost to drill this well was $867,000. A valuation allowance of $867,000 was recorded in the first and second quarter against the costs of this well.

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

(b)  OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by MHA Petroleum Consultants, independent petroleum engineers, and are as follows:

                                  Crude Oil          Natural Gas
                                    (BBLS)              (MCF)
                                  ---------          -----------
   December 31, 2010               538,000              44,000
                2009               506,000              81,000
                2008               471,000             155,000
                2007               806,000             331,000
                2006               741,000              65,000

The Company's estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency since January 1, 2010.

Using the 12 month average of the first-of-the-month oil and gas prices and year-end lease operating expenses, the estimated value of future net revenues before income taxes to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $13,068,000 at December 31, 2010, $9,158,000 at December 31, 2009, $4,106,000 at December 31, 2008, $27,414,000 at
December 31, 2007, and $12,358,000 at December 31, 2006.

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


   INTERNAL CONTROLS OVER RESERVE ESTIMATION

Our proved reserve information as of December 31, 2010 included in this Annual Report on Form 10-K was estimated by our independent petroleum consultant, MHA Petroleum Consultants, LLC, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. For the company's estimation procedures, credentials and statement of independence, see the MHA Petroleum Consultants, LLC, report filed herein on Exhibit 99.1. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers. MHA Petroleum Consultants, LLC, and their predecessors have been preparing the Company's reserve information for over twenty years and thus, are very familiar with the Company's operations and their oil and gas properties.

John H. Alexander, President and Lee Christianson, CFO, provide company data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to MHA Petroleum Consultants, LLC, and are the primary Company employees responsible for reviewing MHA Petroleum Consultants, LLC, use of our data and MHA Petroleum Consultants, LLC, estimation of our reserves. Mr. Alexander and an employee who is a petroleum engineer provide MHA Petroleum Consultants, LLC, with technical data (such as well logs, geological information and well histories). Mr. Alexander and Mr. Christianson have been with the Company for over twenty years. Mr. Alexander has over forty years experience in the oil and gas exploration and production industry.

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

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows.

                       2010      2009      2008       2007       2006
                       ----      ----      ----       ----       ----
Crude oil (Bbls)      60,000    57,000    65,000     67,000     66,000

Natural gas (MCF)      9,000     5,000     5,000      5,000      7,000


Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

                       2010       2009      2008      2007       2006
                       ----       ----      ----      ----       ----
Sales price:
  Crude oil           $77.10     $57.16    $93.47    $67.83     $58.88
                       =====      =====     =====     =====      =====
  Natural gas         $ 4.37     $ 4.02    $ 7.94    $ 7.16     $ 7.28
                       =====      =====     =====     =====      =====

Production costs      $26.60     $24.20    $27.20    $24.00     $22.80
                       =====      =====     =====     =====      =====

The average selling price of the Company's crude oil at December 31, 2010, was approximately $88.72 per barrel and the average selling price of the Company's natural gas at December 31, 2010, was approximately $4.22 per MCF.

As of December 31, 2010, Pyramid had the following gross and net position in wells and proved acres:

                         WELLS                    PROVED ACRES
                   -----------------           -----------------
                   Gross (1)  Net (1)          Gross (2)  Net (2)
                   --------   ------           --------   ------
    Oil              127       126               9,141     1,762
    Natural Gas       22         7              12,246     4,082
                     ---       ---              ------     -----
                     149       133              21,387     5,844
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

The Company drilled two new wells in 2010, the Anderson No.10 well and the CLI No. 4-H. The Anderson No. 10 well was drilled in the first quarter of 2010 and completed as a producing well. The CLI No. 4-H was drilled in the second quarter of 2010 and was abandoned as a dry-hole. The Company recorded a valuation allowance of $867,468 during the second quarter of 2010 to offset the costs of drilling and abandoning this well. The Company also redrilled two existing wells during the fourth quarter of 2010, the Wilson No.3 and the Alexander/Abadie No. 1. Both of these wells are currently under production. These wells had previously been shut-in for a number of years. At December 31, 2010, the Company recorded a valuation allowance of $237,647 against the costs of redrilling the Alexander/Abadie No. 1 well. The Company also recorded a valuation allowance of $117,412 at December 31, 2010 for one of its Texas joint venture wells.

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

As of December 31, 2010, Pyramid held positions in unproven acreage in the following locations:

                                                           ACRES
                                                     ------------------
                                                      Gross        Net
                                                     ------      ------
    New York

        Mount Morris and Livingston Counties         34,800       9,788

   Texas

        McMullen County                               5,700         563
        Menard County                                   877         263


(c)  REAL PROPERTY OWNED

Pyramid owned the following real property as of December 31, 2010, all located in California.

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


ITEM 4 - (REMOVED AND RESERVED)



                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
           AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Pyramid is traded on the NYSE Amex under the symbol "PDO". The following are high and low sales prices for each quarter of 2010 and 2009, and reflect inter-dealer prices without retail markup, markdown or commission.

                                        High         Low
                                        ----        -----
    Fiscal Quarter Ending 2010

         March 31,                   $ 5.5300      $4.0000
         June 30,                      7.7000       3.7400
         September 30,                 5.2500       4.3400
         December 31,                  5.6800       4.2700

    Fiscal Quarter Ending 2009

         March 31,                     6.3100       2.8000
         June 30,                      9.5000       3.4718
         September 30,                 6.1600       4.2000
         December 31,                  6.3900       4.3500

At December 31, 2010, the Company had 232 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company did not repurchase any securities during 2010, or issue any securities during 2010 that were not registered under the Securities Act of 1933.

The Company did not declare or pay any cash dividends on its common stock during the preceding two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.


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

                                            Years Ended December 31,
                                      (In thousands except per share data)
                                    2010     2009     2008     2007     2006
                                    ----     ----     ----     ----     ----
STATEMENT OF OPERATIONS DATA
  Total Revenue                    $4,836   $3,312   $6,611   $4,945   $3,958
  Income from Operations               53     (537)   1,094    1,767      923
  Net Income (Loss)                   246     (189)   1,514    1,495      949
  Net Income (Loss) per Share
    Basic and Diluted               $0.05   $(0.04)   $0.32    $0.32    $0.20
  Weighted Average Number of
    Shares Outstanding
    Basic and Diluted               4,678    4,678    4,678    4,678    4,678

BALANCE SHEET DATA
  Cash and Cash Equivalents        $1,536   $1,439   $1,794    $  618   $ 619
  Short-term Investments            3,059    3,344    2,789     1,479   1,451
  Total Assets                     10,630   10,142   10,277     8,460   6,696
  Notes Payable                        40       21       45        71      37
  Stockholders' Equity              8,742    8,373    8,352     6,604   5,109
  Total Liabilities and
    Stockholders' Equity           10,630   10,142   10,277     8,460   6,696

PER SHARE DATA
  Net Book Value per
    Common Share                    $1.87    $1.79     $1.79    $1.41   $1.09
  Common Shares Outstanding         4,678    4,678     4,678    4,678   4,678



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


IMPACT OF CHANGING PRICES

Average prices increased by approximately $19.24 per equivalent crude oil and gas barrel sold during 2010 as compared with average prices for 2009. In 2010 there were 245 separate crude oil price changes, as compared with 247 price changes in 2009. The difference between the highest ($90.20) and lowest ($64.95) posted prices in 2010 was $25.25 per barrel. By comparison, this same differential in 2009 was $50.85 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investments of $4,594,000 at December 31, 2010, for a net decrease of $189,000, when compared to December 31, 2009. Short-term investments consist of certificates of deposit having original maturities of three months or more. During 2010, operating activities generated cash of $1,728,000. During 2010, cash was consumed by purchase of short-term investments of $550,000, capital spending of $2,258,000 and principal payments on the Company's long-term debt totaling $21,000. During 2010, cash was provided by redemption of short-term investments of $680,000, proceeds from the sale of fixed assets of $321,000 and proceeds from the issuance of long term debt of $40,000. The components of the changes in cash for 2010 are described in the Statements of Cash Flows included in Item 8 of this Form 10-K. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. A $500,000 line of credit, unused at December 31, 2010, also provided additional liquidity during 2010.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended December 31, 2010. In addition to its current assets, the Company also has a credit facility for $500,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

     As of December 31, 2010, the amount of cash, cash equivalents, and short term investments was equal to $4,594,000 in the aggregate.

     As of December 31, 2010 the Company had approximately $5,665,000 in current assets, and only $626,000 of current liabilities.

     As of December 31, 2010, the Company had long-term debt of $27,000 (net of current maturities).

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

The Company drilled two new wells and re-drilled two existing wells in 2010. The Company participated as a non-operator in the drilling of a natural gas well in Texas during 2009. The Company drilled two wells in the years ended December 31, 2008 and 2007. The Company drilled four wells in the year ended December 31, 2006. One of the wells drilled in 2006 was an exploratory well which was abandoned due to non-economic production of crude oil.

The Company's proved developed producing crude oil reserves increased by approximately 49,500 barrels at December 31, 2010. The increase in crude oil reserves is due primarily to revisions of previous estimates. The increase in reserves due to revisions of estimates is due primarily to higher net average crude prices (after production taxes and operating expenses) for 2010.
Certain oil and gas properties projected recoverable reserves and net revenues increased due to the higher net average prices.

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


FORWARD-LOOKING INFORMATION

Looking forward into 2011, crude oil prices have increased by approximately $24.20 per barrel as of March 28, 2011, compared to prices at December
31, 2010.  There have been 58 separate price changes since December 31, 2010.

In late February 2011, the Company began operations on its initial joint venture horizontal well in Taft, California. The Company is partnered with Victory Oil Company, which owns the land adjacent to Pyramid's. The well was drilled to a depth of approximately 3,600 feet, with a 917-foot lateral crossing both companies' properties. Based on the lateral intervals open to production, the ownership split of this well is expected to be 68% to the Company and 32% to Victory. A pumping unit is currently being moved on site and the well will begin commercial production shortly thereafter. Flow rates for the well will be announced following production testing, which is expected sometime in April.

On March 21, 2011, drilling operations were commenced on Pyramid's joint venture prospect located in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture.

Pyramid is currently evaluating the feasability of drilling a new well and re-entering a previously drilled well on its Kern County, California properties during the second quarter of 2011. Actual timing of these projects will be dependent on drilling rig availability.

The Company continues to seek and evaluate opportunities within the energy sector, to enhance the value of the Company. The Company's growth in 2011 will be highly dependant on the amount of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to exploration and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2011, by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were, not material during 2010. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
  COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2009


REVENUES

  Oil and Gas Sales

The increase in revenues of $1,203,316 is due primarily to higher average prices combined with higher crude oil production for 2010. The average price of the Company's oil and gas for 2010 increased by $19.24 per equivalent barrel when compared to the same period for 2009. Crude oil production/sales increased by approximately 1,000 barrels for 2010.


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


OPERATING EXPENSES

Operating expenses increased by $165,171 for 2010 when compared to the same period for 2009. During 2010, the cost to produce an equivalent barrel of crude oil was $26.56 per barrel, an increase of $2.35 per barrel when compared with production costs for the same period of 2009. The increase in lease operating expenses is caused by many factors. These include higher costs for parts and supplies, contract operations, waste water disposal, equipment rental, chemicals, equipment fuel and production equipment repair and maintenance.

Parts and supplies increased by $73,146 due to an increase in lease and well maintenance activities during 2010. Contract operations increased by $31,743 due primarily to increased activity on the Texas gas prospect. Waste water disposal increased by $26,770 due to higher costs at the Company's Delaney Tunnell lease. Equipment rental increased by $25,063 due primarily to maintenance activities on the Company's Mullaney lease and the rental of a crude oil storage tanks for a new well that was drilled on the Anderson lease
and the redrill of the Wilson No. 3 well.   The cost of chemicals increased by
$21,896 due to increased usage of chemicals. Equipment fuel increased by $14,452 due to an increase in lease and well maintenance activities and higher per unit costs of fuel. Production equipment repair and maintenance increased by $14,305 due to an increase in maintenance activities.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $49,779 for 2010 when compared with the same period of 2009. Accounting services decreased by $77,276 due primarily to lower audit fees. Officers salaries decreased by $25,000. During June of 2009, the Board of Directors approved the payment of a bonus of $25,000 to Mr. Alexander, President. No bonuses were paid during 2010. These were offset by higher costs for administrative salaries, consulting services, directors and officers liability insurance and computer supplies and services.

Administrative salaries increased by $24,064 due to the hiring of a part-time employee effective August 1, 2009. Consulting services increased by $13,886 due to fees paid to a third-party geologist that is reviewing the Company's oil and gas properties for potential well drilling locations. Directors and officers liability insurance premiums increased by $7,838. Computer supplies and services increased by $6,337.


PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by $63,356 for 2010 when compared with the same period for 2009. The increase is due primarily to an increase in depletion of the Company's oil and gas properties. The per barrel depletion rates for 2010 are higher than the comparable rates for 2009. During the fourth quarter of 2010, the Company recorded additional depletion expense of $27,010 due primarily to a decline in reserves on two of the Company's oil and gas properties.


VALUATION ALLOWANCES

During the second quarter of 2010, the Company commenced the drilling of a horizontal well on one of its Mountain View properties in Kern County, California. The well was drilled to its objective but did not encounter adequate hydrocarbons to warrant completion of the well. The Company recorded a valuation allowance of $867,468 for the costs that had been incurred for the drilling of this well. During the fourth quarter of 2010, the Company recorded a valuation allowance of $355,059 against two oil and gas properties. On one of the properties, a well was redrilled in the fourth quarter of 2010 and the projected future reserves were not sufficient to support the costs incurred in the redrilling of this well. The Company also recorded a valuation allowance for one of its Texas gas prospect wells.



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

The Company adopted FASB ASC Topic No. 360-10-15, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $1,222,527, $358,757 and $1,162,379 at December 31, 2010, 2009 and 2008, respectively (see Note 6 of Notes to Financial Statements included in Item 8 of this Form 10-K). The accumulated impairment reserve was $3,991,960 and $2,769,430 at December 31, 2010 and 2009, respectively.


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2010, 2009 and 2008 were $29.89, $14.97 and $27.86, respectively.

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

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           PYRAMID OIL COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2010

                                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM . . . . . .   28


FINANCIAL STATEMENTS:

    Balance sheets - December 31, 2010 and 2009 . . . . . . . . . .   29-30
    Statements of operations - years ended
      December 31, 2010, 2009 and 2008  . . . . . . . . . . . . . .   31-32
    Statements of shareholders' equity - years ended
      December 31, 2010, 2009 and 2008  . . . . . . . . . . . . . .   33
    Statements of cash flows - years
      ended December 31, 2010, 2009 and 2008  . . . . . . . . . . .   34-35
    Notes to financial statements . . . . . . . . . . . . . . . . .   36

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders
Pyramid Oil Company
Bakersfield, California


We have audited the balance sheets of Pyramid Oil Company (the Company) as of December 31, 2010 and 2009, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.


SINGERLEWAK LLP

Los Angeles, California
March 30, 2011

                             FINANCIAL STATEMENTS
                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                                         December 31,
                                                  --------------------------
                                                     2010            2009
                                                  ----------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $ 1,535,532       $ 1,438,825
   Short-term investments                         3,058,528         3,344,061
   Trade accounts receivable
     (net of reserve for doubtful accounts
      of $4,000 in 2010 and 2009)                   508,457           375,954
   Income taxes receivable                               --           124,281
   Crude oil inventory                               86,361            62,760
   Prepaid expenses and other assets                230,876           169,595
   Deferred income taxes                            245,100           196,200
                                                  ---------        ----------
         Total current assets                     5,664,854         5,711,676
                                                  ---------        ----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties and equipment
     (successful efforts method)                 18,101,529        16,085,228
   Capitalized asset retirement costs               389,463           382,550
   Drilling and operating equipment               1,946,805         2,109,993
   Land, buildings and improvements               1,066,571         1,065,371
   Automotive, office and
     other property and equipment                 1,182,613         1,160,617
                                                 ----------        ----------
                                                 22,686,981        20,803,759
   Less - accumulated depletion,
     depreciation, amortization
     and valuation allowances                   (18,687,908)      (17,125,834)
                                                 ----------        ----------
         Total property and equipment             3,999,073         3,677,925
                                                 ----------        ----------
OTHER ASSETS
   Deferred income taxes                            708,500           485,400
   Deposits                                         250,000           250,000
   Other assets                                       7,380            17,013
                                                 ----------        ----------
         Total other assets                         965,880           752,413
                                                 ----------        ----------
         Total assets                           $10,629,807       $10,142,014
                                                 ==========        ==========

The accompanying notes are an integral part of these balance sheets.


                              PYRAMID OIL COMPANY
                                BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,
                                              ----------------------------
                                                  2010              2009
                                              ----------        ----------
CURRENT LIABILITIES:
   Accounts payable                         $    73,374        $    88,170
   Accrued professional fees                    122,506            138,381
   Accrued taxes, other than
     income taxes                                63,361             62,310
   Accrued payroll and related costs             60,365             51,606
   Accrued royalties payable                    193,052            159,933
   Accrued insurance                             86,888             54,947
   Accrued income taxes                          12,800                 --
   Current maturities of long-term debt          13,473             20,640
                                              ---------         ----------
      Total current liabilities                 625,819            575,987
                                              ---------         ----------
LONG-TERM DEBT, net of current
 maturities                                      26,946                 --
                                              ---------         ----------

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS    1,235,193          1,193,324
                                              ---------         ----------

                                              1,887,958          1,769,311
      Total liabilities                       ---------         ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value
     Authorized - 10,000,000 shares
     Issued and outstanding - none                   --                 --
   Common stock, no par value
     (Note 11,12 & 13)
     Authorized - 50,000,000 shares
     Issued and outstanding -
       4,677,728 shares                       1,639,228          1,515,945
   Retained earnings                          7,102,621          6,856,758
                                             ----------         ----------
      Total stockholders' equity              8,741,849          8,372,703
                                             ----------         ----------
Total liabilities and stockholders' equity  $10,629,807        $10,142,014
                                             ==========         ==========

The accompanying notes are an integral part of these balance sheets.


                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                       --------------------------------------
                                          2010          2009          2008
                                       ----------    ----------    ----------
REVENUES:
  Oil and gas sales                   $ 4,515,211   $ 3,311,895   $ 6,610,628
  Gain on sales of fixed assets           320,556            --           500
                                       ----------    ----------    ----------
                                        4,835,767     3,311,895     6,611,128
                                       ----------    ----------    ----------
COSTS AND EXPENSES:
  Operating expenses                    1,576,892     1,411,721     1,941,888
  Exploration costs                            --            --       (28,812)
  General and administrative              874,899       924,676     1,001,791
  Stock based compensation                123,283       209,935       167,400
  Taxes, other than income and
    payroll taxes                         128,351       147,724       131,215
  Provision for depletion,
    depreciation and amortization         703,094       639,738       944,168
  Valuation allowances                  1,222,527       358,757     1,162,379
  Accretion expense                        34,955        41,618        68,832
  Other costs and expenses                118,043       115,164       128,090
                                        ---------     ---------    ----------
                                        4,782,044     3,849,333     5,516,951
                                        ---------     ---------    ----------
OPERATING INCOME (LOSS)                    53,723      (537,438)    1,094,177
                                        ---------     ---------    ----------
OTHER INCOME (EXPENSE):
  Interest income                          43,601        75,427        88,792
  Other income (expense)                  (14,061)       14,400        28,431
  Interest expense                           (300)       (1,313)       (2,235)
                                       ----------     ---------     ---------
                                           29,240        88,514       114,988
                                       ----------     ---------     ---------
INCOME (LOSS) BEFORE INCOME
 TAX PROVISION (BENEFIT)                   82,963      (448,924)    1,209,165
   Income tax provision (benefit)
     Current                              109,100      (195,282)      312,710
     Deferred                            (272,000)     ( 64,355)     (617,245)
                                       ----------     ---------    ----------
                                         (162,900)     (259,637)     (304,535)
                                       ----------     ---------    ----------
NET INCOME (LOSS)                     $   245,863   $  (189,287)  $ 1,513,700
                                       ==========     =========    ==========

The accompanying notes are an integral part of these statements.


                             PYRAMID OIL COMPANY
                           STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                       --------------------------------------
                                          2010          2009          2008
                                       ----------    ----------    ----------

BASIC INCOME (LOSS)
  PER COMMON SHARE                    $      0.05   $     (0.04)  $      0.32
                                       ==========     =========     =========
DILUTED INCOME (LOSS)
  PER COMMON SHARE                           0.05   $     (0.04)  $      0.32
                                       ==========     =========     =========
Weighted average number of
 common shares outstanding              4,677,728     4,677,728     4,677,728
                                       ==========     =========     =========
Diluted average number of
 common shares outstanding              4,686,003     4,677,728     4,713,055
                                       ==========     =========     =========


The accompanying notes are an integral part of these statements.


                              PYRAMID OIL COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY



                           Common Shares                            Total
                            Issued and     Common      Retained  Stockholders'
                            Outstanding     Stock      Earnings     Equity
                           -------------  ----------  ----------  ----------

Balances, December 31, 2007   4,677,728   $1,071,610  $5,532,345  $6,603,955

  Severance award agreement          --      165,400          --     165,400

  Stock based compensation           --       69,000          --      69,000

  Net income                         --           --   1,513,700   1,513,700
                              ---------    ---------   ---------   ---------
Balances, December 31, 2008   4,677,728    1,306,010   7,046,045   8,352,055

  Severance award agreement          --      209,935          --     209,935

  Net (loss)                         --           --    (189,287)   (189,287)
                              ---------    ---------   ---------   ---------
Balances, December 31, 2009   4,677,728    1,515,945   6,856,758   8,372,703

  Severance award agreement          --      113,500          --     113,500

  Stock based compensation           --        9,783          --       9,783

  Net income                         --           --     245,863     245,863
                              ---------    ---------   ---------   ---------
Balances, December 31, 2010   4,677,728   $1,639,228  $7,102,621  $8,741,849
                              =========    =========   =========   =========


The accompanying notes are an integral part of these statements.


                            PYRAMID OIL COMPANY
                          STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                          ---------------------------------
                                             2010       2009         2008
                                          ---------   --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                      $  245,863  $ (189,287)  $1,513,700

   Adjustments to reconcile net income
     (loss) to net cash provided
     by operating activities:
      Provision for depletion,
        depreciation, and amortization      703,094     639,738      944,168
      Valuation allowances                1,222,527     358,757    1,162,379
      Accretion expense                      34,955      41,618       68,832
      Exploration costs                          --          --      (28,812)
      Stock based compensation              123,283     209,935      167,400
      Gain on sale of
        property and equipment             (320,556)         --         (500)
      Loss on retirement of fixed assets     18,228          --           --
      Decrease in other assets                9,633          --           --
      Deferred income taxes                (272,000)    (64,355)    (617,245)

   Changes in operating assets
    and liabilities:
      (Increase) decrease in trade
        accounts receivable and
        interest receivable                (  8,222)   (286,648)     429,752
      (Increase) decrease in crude
        oil inventories                    ( 23,601)     19,265      (10,727)
      (Increase) decrease in
        prepaid expenses                   ( 62,181)     17,458      (12,988)
      Increase (decrease) in accounts
        payable and accrued liabilities      56,999    (173,790)      22,410
                                          ---------   ---------    ---------
  Net cash provided by
    operating activities                  1,728,022     572,691    3,638,369
                                          ---------   ---------    ---------

      The accompanying notes are an integral part of these statements.


                                PYRAMID OIL COMPANY
                              STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                Year ended December 31,
                                           ---------------------------------
                                             2010        2009         2008
                                           -------     -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                  $(2,258,083) $  (347,866) $(1,126,565)
  Payments to acquire
    short-term investments                ( 550,000)    (500,000)  (1,250,000)
  Proceeds from redemption
    of short-term investments               680,000           --           --
  Increase in short-term investments        155,533      (54,962)     (60,120)
  Proceeds from sale of fixed assets        320,556           --          500
                                          ---------    ---------    ---------
  Net cash used in investing activities  (1,651,994)    (902,828)  (2,436,185)
                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt     ( 20,640)     (23,901)     (26,869)
  Proceeds from issuance
    of long-term debt                        40,419           --           --
  Principal payments from
    loans to employees                        4,300        3,100        2,500
  Loans to employees                        ( 3,400)      (3,800)      (2,700)
                                          ---------    ---------    ---------
Net cash provided by
  (used in) financing activities             20,679      (24,601)     (27,069)
                                          ---------    ---------    ---------
Net increase (decrease) in cash
  and cash equivalents                       96,707     (354,738)   1,175,115

Cash and cash equivalents
  at beginning of year                    1,438,825    1,793,563      618,448
                                          ---------   ----------    ---------
Cash and cash equivalents at
  at end of year                         $1,535,532  $ 1,438,825   $1,793,563
                                          =========   ==========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year
  for interest                           $      300    $   1,313    $   2,235
                                          =========     ========     ========
Cash paid during the year
  for income taxes                       $    1,100    $ 168,814    $ 232,946
                                          =========     ========     ========

The accompanying notes are an integral part of these statements.


                                 PYRAMID OIL COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2010

1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Pyramid Oil Company (the Company), a California Corporation, has been in the oil and gas business continuously for 101 years since it was incorporated on October 9, 1909. The Company is in the business of exploration, development and production of crude oil and natural gas. The Company operated and has interests in 27 oil and gas leases in Kern and Santa Barbara Counties in the State of California. The Company also owns oil and gas interests in Wyoming, Texas and New York that it does not operate. The Company grants short-term credit to its customers and historically receives payment within 30 days.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents principally consist of demand deposits and certificates of deposits having original maturities of three months or less. At December 31, 2010, the Company had approximately $1,200,000 of cash and cash equivalents that were not fully insured by the FDIC.

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

                                 PYRAMID OIL COMPANY
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2010

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

The Company adopted FASB ASC Topic No. 360-10-15, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $1,222,527, $358,757 and $1,162,379 at December 31, 2010, 2009 and 2008, respectively (see
Note 6). The accumulated impairment reserve was $3,991,960 and $2,769,430 at December 31, 2010 and 2009, respectively.


JOINT VENTURE INVESTMENTS

The Company participates in two joint ventures as a non-operator. The properties are located in New York and Texas, both are primarily gas properties. The Company has a minority interests in both joint ventures. The Company's interest in the New York gas wells range from 19 to 38 percent. The Company's interest in the Texas joint venture wells range from 6.25 to 12.5 percent. The Company records its share of revenues, expenses and capital costs as provided to the Company by the joint-venture operators. The accounting polices for the joint venture properties are consistent with the accounting policies that the Company uses for its wholly-owned properties.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2010


DEPLETION, DEPRECIATION, AND AMORTIZATION

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2010, 2009 and 2008 were $29.89, $14.97 and $27.86, respectively.

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


STOCK-BASED COMPENSATION

We account for share-based awards in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (ASC 718). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee's requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and award forfeiture rate. These inputs are subjective and are determined using management's judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation and continue to use the simplified method in developing the expected term used for our valuation of share-based compensation in accordance with ASC 718.

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

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2010

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

The Company files income tax returns in the U.S. Federal jurisdiction, and California and New York states. With few exceptions, the Company is no longer subject to U.S. Federal tax examination for the years prior to 2007. State jurisdictions that remain subject to examination range from 2006 to 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2010.


CONCENTRATION OF CREDIT RISK

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 50%, and 46%, respectively, of the Company's crude oil and gas sales in 2010. Crude oil sales were approximately 55% and 42% attributable to ConocoPhillips and Kern Oil and Refining, respectively at December 31, 2009. While revenue from these customers is significant, and the loss of any one could have a short-term adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 48% and 52% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2010. Trade receivables were approximately 55% and 44% attributable to ConocoPhillips and Kern Oil and Refining respectively at December 31, 2009.

                                  PYRAMID OIL COMPANY
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 2010

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


RECLASSIFICATIONS

Certain reclassifications have been made to the prior financial statements to conform to the 2010 presentation.


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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2010

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

In accordance with this guidance, we measure our cash equivalents and short-term investments at fair value. Our cash equivalents and short-term investments are classified within Level 1. Cash equivalents and short-term investments are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2010, cash equivalents and short term investments consisted of certificates of deposit measured at fair value on a recurring basis. Fair values of our certificates of deposit were $3,463,138, of which $404,610 was included in cash equivalents and $3,058,528 were included in short-term investments at December 31, 2010. Fair values of our certificates of deposit were $3,684,895, of which $340,833 was included in cash equivalents and $3,344,061 were included in short-term investments at December 31, 2009.

Effective January 1, 2009, the Company adopted, the FASB staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2010


3.  LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt at December 31, 2010 and 2009, is summarized as follows:

                                                         December 31,
                                                    ----------------------
                                                       2010         2009
                                                    ---------    ---------
  Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,193
    principal and interest, interest at 3.9%
    final payment in 2010.                           $     --    $  11,714

 Note payable to GMAC, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $909
    principal and interest, interest at 3.9%
    final payment in 2010.                                 --        8,926


 Note payable to Ally, secured by equipment
    purchased with the proceeds of the loan,
    payable in monthly installments of $1,123
    principal, interest at 0.0%
    final payment in 2014.                             40,419           --

                                                      -------      -------
                                                       40,419       20,640
  Less - current maturities                            13,473       20,640
                                                      -------      -------
                                                     $ 26,946     $     --
                                                      =======      =======


At December 31, 2010 approximately $42,000 of gross property and equipment was pledged as collateral to secure $40,000 principal amount of long-term debt.

Maturities of long-term debt are as follows:

            Year ending December 31, 2011           $  13,473
                                     2012              13,473
                                     2013              13,473
                                                      -------
                                                     $ 40,419
                                                      =======

At December 31, 2010, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $500,000 through May 31, 2011. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 4.75% at December 31, 2010.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2010


4.   INCOME TAXES

   Income tax provision (benefit) consists of the following:

                                            Year Ended December 31,
                                      -----------------------------------
                                       2010           2009          2008
                                      -------        -------       ------
   Federal income taxes:
     Current                        $  92,000      $(193,411)    $ 276,170
     Deferred                        (211,700)       (54,975)     (527,245)
                                      -------        -------       -------
                                     (119,700)      (248,386)     (251,075)
                                      -------        -------       -------
   State income taxes:
     Current                           17,100         (1,871)       36,540
     Deferred                        ( 60,300)        (9,380)      (90,000)
                                      -------        -------       -------
                                     ( 43,200)       (11,251)      (53,460)
                                      -------        -------       -------
   Income tax provision (benefit)   $(162,900)     $(259,637)    $(304,535)
                                      =======        =======       =======


Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

                                                 Year Ended December 31,
                                          -----------------------------------
                                            2010         2009          2008
                                          --------     --------      --------
   Federal income tax expense
     (benefit) at statutory rate         $  28,207    $(152,634)    $ 408,745
   Statutory depletion                    (169,589)          --      (551,762)
   Prior period tax changes                     --      (93,584)     (136,960)
   State income taxes                       17,100      (15,094)        5,439
   Other                                  ( 38,618)       1,675       (29,997)
                                          --------     --------      --------
   Income tax provision (benefit)        $(162,900)   $(259,637)    $(304,535)
                                          ========     ========      ========

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2010


The components of net deferred tax asset (liability) are as follows:

                                             December 31,
                               ---------------------------------------
                                   2010          2009          2008
                               -----------   -----------   -----------
Current deferred taxes:
  Gross assets                $    245,100   $   196,200   $   107,000
  Gross liabilities                     --            --            --
                                ----------    ----------    ----------
                                   245,100       196,200       107,000
                                ----------    ----------    ----------
Noncurrent deferred taxes:
  Gross assets                   2,474,700     2,251,600     2,272,245
  Gross liabilities                     --            --            --
  Valuation allowance           (1,766,200)   (1,766,200)   (1,762,000)
                                ----------     ---------     ---------
                                   708,500       485,400       510,245
                                ----------     ---------     ---------
                               $   953,600   $   681,600   $   617,245
                                ==========     =========     =========


The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

                                                  December 31,
                                    ---------------------------------------
                                        2010          2009          2008
                                    -----------   -----------   -----------
    Accounts receivable             $     1,600    $    1,600   $     1,600
    Asset retirement obligations        482,700       466,000       449,000
    Statutory depletion
      carryover                       1,766,200     1,766,200     1,762,000
    Accrued liabilities                 243,500       194,600       107,000
                                     ----------     ---------     ---------
    Total deferred tax assets         2,494,000     2,428,400     2,319,600
    Property and equipment              225,800        19,400        59,645
    Valuation allowance              (1,766,200)   (1,766,200)   (1,762,000)
                                     ----------     ---------     ---------
                                    $   953,600   $   681,600   $   617,245
                                     ==========     =========     =========

At December 31, 2010, a valuation allowance has been provided against the statutory depletion carryover due to the uncertainty of its future utilization.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2010

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

At December 31, 2010, the Company has Federal income tax net operating loss carrybacks/carryforwards of approximately $88,000. For California franchise tax purposes, as of December 31, 2010, the Company has net operating loss carryforwards of approximately $15,000.

At December 31, 2010, the Company has, for Federal income tax purposes, a statutory depletion carryover of approximately $4,544,000, which currently has no expiration date.

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

The Company files income tax returns in the U.S. Federal jurisdiction, and California and New York states. With few exceptions, the Company is no longer subject to U.S. Federal tax examination for the years prior to 2007. State jurisdictions that remain subject to examination range from 2006 to 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2010.


5. RELATED-PARTY TRANSACTION

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $195,000, $188,500 and $462,800 in 2010, 2009 and 2008, respectively.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease. See Note 13 for discussion of severance awards entered into with Mr. Alexander.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2010

6. FOURTH QUARTER RESULTS (UNAUDITED)

During the fourth quarter of 2010, the Company made adjustments to the carrying value of some of one of its oil and gas properties. The Company recorded a valuation allowance in the amount of $237,647 at December 31, 2010 to reflect the change in the projected future discounted net cash flows for this property, as the result of the analysis of the Company's oil and gas reserves by independent consultants. During the fourth quarter of 2010, the Company recorded a valuation allowance of $117,412 against one of the Company's joint venture wells in Texas. The Company also recorded additional depletion of $27,010 on its oil and gas properties as a result of the analysis of the Company's oil and gas reserves by independent consultants at December 31, 2010.

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

The Company is subject to potential litigation within the normal course of business. In management's opinion, the resolution of such litigation would not have a material adverse effect upon the Company's financial position or the results of its operations. The Company did not have any pending litigation at December 31, 2010.

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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2010

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


9.  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employees contributions up to 3% of their salaries. Contributions of $9,521, $10,428 and $12,834 were made during the years ended December 31, 2010, 2009 and 2008, respectively.


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

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2010

There are no legally restricted assets for the settlement of asset retirement obligations. The Company has recognized deferred tax benefits of approximately $482,700 for the asset retirement obligations as of December 31, 2010. A reconciliation of the Company's asset retirement obligations from the periods presented are as follows:

                                               December 31,
                                    ---------------------------------
                                      2010         2009         2008
                                    ---------   ---------    ---------
Beginning balance                 $1,193,324   $1,151,706   $1,010,903
  Incurred during the period              --           --           --
  Additions for new wells              6,942           --        9,394
  Accretion expense                   34,927       41,618      131,409
                                   ---------    ---------    ---------
Ending Balance                    $1,235,193   $1,193,324   $1,151,706
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


12.  WARRANTS ISSUED

Effective, November 13, 2008, the Company's Board of Directors approved the issuance of warrants to Pfeiffer High Investor Relations, Inc. (PHIR). The Company approved the issuance of warrants to purchase 25,000 shares of common stock at an exercise price of $3.20 per share. The warrants will have a two-year term, will be assignable and will have piggyback registration rights and cashless exercise provisions. The Company valued the warrants using the Black-Scholes model using inputs of a 2 year expected life, 135% volatility and a 1.19% risk free interest rate. The Company recorded stock based compensation of $69,000 for the period ended December 31, 2008. The Company has adopted FASB ASC Topic No. 718 (ASC 718) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants based on estimated fair values. ASC 718 requires companies to estimate the fair value of the award that is ultimately expected to vest to be recognized as expense. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2010

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

               Risk-free interest rate                1.19%
               Expected term (years)                   2.0
               Volatility                              135%
               Expected annual dividends                -
               Stock price at November 13, 2008      $3.96

The following table summarizes the warrant activity for the twelve months ended December 31, 2010:

                                            Number         Weighted-Average
                                         of Warrants        Exercise Price
                                         -----------       ----------------

Outstanding, December 31, 2009               25,000               $3.20

  Granted                                        --                 --
  Exercised                                      --                 --
  Cancelled                                      --                 --
                                             ------                ----
Outstanding, December 31 , 2010              25,000               $3.20
                                             ======                ====

The following summarizes the warrants issued, outstanding and exercisable as of December 31, 2010:

                      Grant Date                November, 2008
                      Strike Price                   $3.20
                      Expiration Date           November, 2011
                      Warrants Remaining            25,000
                      Proceeds if Exercised        $80,000
                      Call Feature                   None


During 2010, the Company's Board of Directors approved the extension of the expiration date of the warrants from November of 2010 to November of 2011. The Company recorded stock based compensation of $9,783 for the period ended December 31, 2010 as a result of the extension of the expiration date of the warrants.


13.  SEVERANCE AWARD AGREEMENTS

On September 15, 2010, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $113,500. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of September 30, 2010, the Company intended to deliver the Company's common shares for the Severance Award; the Company's

                                 PYRAMID OIL COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2010

common shares for the Severance Award; therefore, in accordance with SFAS 123(R), management classified the share-based compensation as stockholders' equity at December 31, 2010

On June 4, 2009, the Company and John Alexander entered into a Severance
Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $209,935. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of June 30, 2009, the Company intended to deliver the Company's common shares for the Severance Award; therefore, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, management classified the share-based compensation as stockholders' equity at June 30, 2009.

On December 30, 2008, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $100,000. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of December 31, 2008, the Company intended to deliver the Company's common shares for the Severance Award; therefore, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, management classified the share-based compensation as stockholders' equity.


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


15.  REGISTRATION STATEMENT ON FORM S-3

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on December 22, 2009, that became effective on January 14, 2010. The registration statement is designed to provide the Company the flexibility to offer and sell from time to time up to $20 million of the Company's common stock. The Company may offer and sell such securities through one or more methods of distribution, subject to market conditions and the Company's capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of the offering. The Company has not filed any supplemental prospectus with the SEC or sold any common stock under this registration statement.

                                 PYRAMID OIL COMPANY
                          SUPPLEMENTAL INFORMATION (UNAUDITED)
                            OIL AND GAS PRODUCING ACTIVITIES
                                  DECEMBER 31, 2010


FASB ASC Topic 932, Extraction Activities - Oil and Gas, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas. This information, presented here, is intended to enable the reader to better evaluate the operations of the Company. All of the Company's oil and gas reserves are located in the United States.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2010, 2009 and 2008 were as follows:

                                         2010         2009         2008
                                      ----------   ----------   ----------
Proved properties                    $17,922,900  $15,906,600  $15,576,800
Unproved properties
  being amortized                        178,600      178,600      178,600
Unproved properties
  not being amortized                         --           --           --
Capitalized asset retirement costs       389,500      382,600      382,600
Accumulated depletion,
  depreciation, amortization
  and valuation allowances           (15,755,500) (14,093,800) (13,209,000)
                                      ----------   ----------   ----------
                                     $ 2,735,500  $ 2,374,000  $ 2,929,000
                                      ==========   ==========   ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2010


The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

                                  2010            2009           2008
                              ------------   -------------  -------------
                               Oil     Gas      Oil    Gas     Oil    Gas
                             (MBbls) (MMCF)  (MBbls) (MMCF) (MBbls) (MMCF)
                              -----   ----    -----   ----   -----   ----
Proved developed and
 undeveloped reserves:
  Beginning of year            506      81     471     155     806    331
  Revisions of previous
    estimates                   92    ( 28)     92     (69)   (270)  (228)
  Extensions, discoveries
    and other additions         --      --      --      --      --     57
  Production                   (60)    ( 9)    (57)    ( 5)    (65)   ( 5)
                              ----    ----    ----    ----    ----   ----
  End of year                  538      44     506      81     471    155
                              ====    ====    ====    ====    ====   ====
Proved developed reserves:
  Beginning of year            383      43     447      59     660     64
                              ====    ====    ====    ====    ====   ====
  End of year                  433      35     383      43     447     59
                              ====    ====    ====    ====    ====   ====
Proved undeveloped reserves:
  Beginning of year            123      38      24      96     146    267
                              ====    ====    ====    ====    ====   ====
  End of year                  105       8     123      38      24     96
                              ====    ====    ====    ====    ====   ====


The foregoing estimates have been prepared by the Company from data prepared by an independent petroleum engineer in respect to certain producing properties. Revisions in previous estimates can result from analysis of new information, as well as from additional production experience or from a change in economic factors. The primary factor that has impacted the revisions of previous estimates of crude oil and natural gas reserves noted above is from a change in crude oil and natural gas prices used to determine the valuation of year-end reserves. Higher crude oil and natural gas prices cause certain oil and gas leases to become more profitable, thus generating additional reserves. Net average crude oil prices (average crude oil sales prices net of operating costs, production taxes and development costs) used to value the year-end reserves increased by approximately $12.60 per barrel at December 31, 2010 and by $21.90 per barrel at December 31, 2009. The crude oil prices used for valuation purposes decreased by approximately $53.00 per barrel at December 31, 2008.

The decrease in revisions of previous estimates for natural gas reserves at December 31, 2010, is due primarily to one of the Company's Texas joint venture wells. During 2010, this well started producing exclusively crude oil due to work that was done on this well in 2010. Natural gas prices used to value the year-end reserves decreased by approximately $3.16 per MCF at December 31, 2009. The revisions of previous estimates (decrease of 228,000 MCF's) of natural gas reserves at December 31, 2008 is due primarily to the Texas natural gas joint venture. The natural gas well that was drilled in 2008 did not yield the volumes that were initially projected.

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2010

The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.


The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

                                            December 31,
                               --------------------------------------
                                  2010          2009          2008
                               ----------    ----------    ----------
Proved developed and
 undeveloped reserves
  (Present value before
   income taxes)              $13,068,000   $ 9,158,000   $ 4,106,000
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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2010, 2009 and 2008 were as follows:

                                       2010         2009           2008
                                     --------      -------        -------
Property acquisition costs         $   60,000    $       --    $  393,200
Exploration costs - expensed               --            --       (28,800)
Development costs                   2,113,600       329,800     1,030,500
Asset retirement costs                  6,900            --        72,000


                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2010

The results of operations for oil and gas producing activities for the years ended December 31, 2010, 2009 and 2008 were as follows:

                                     2010          2009         2008
                                  ----------    ----------    ----------
Sales                            $ 4,515,000   $ 3,312,000   $ 6,611,000
Production costs                   1,698,000     1,552,000     2,066,000
Exploration costs                         --            --       (29,000)
Accretion expense                     35,000        42,000        69,000
Depletion, depreciation
  and amortization                   596,000       526,000       819,000
Valuation allowances               1,223,000       359,000     1,162,000
                                   ---------     ---------     ---------
                                     963,000       833,000     2,524,000
Income tax (benefit)                (163,000)     (260,000)     (305,000)
                                   ---------     ---------     ---------
Results of operations from
  production activities          $ 1,126,000   $ 1,093,000   $ 2,829,000
                                   =========     =========     =========



The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2010, 2009 and 2008 were as follows:

                                     2010          2009          2008
                                  ----------    ----------    ----------
Future cash inflows              $41,973,000   $30,177,000   $18,529,000
Future development and
  production costs                19,454,000    15,063,000    11,501,000
Future abandonment costs           1,235,000     1,193,000     1,152,000
Future income tax expense          4,759,000     2,744,000       473,000
                                  ----------    ----------    ----------
Future net cash flow              16,525,000    11,177,000     5,403,000
10% annual discount                6,368,000     3,824,000     1,612,000
Standardized measure              ----------    ----------    ----------
  of discounted future
  net cash flow                  $10,157,000   $ 7,353,000   $ 3,791,000
                                  ==========    ==========    ==========

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                  DECEMBER 31, 2010

The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2010, 2009 and 2008 were as follows:

                                         2010          2009          2008
                                      ----------    ----------    ----------
Extensions                           $        --   $        --   $        --
Revisions of previous estimates
 Price changes                         4,962,000     2,784,000   (19,066,000)
 Quantity estimate                     2,016,000     3,297,000    (4,023,000)
Change in production rates,
  timing and Other                    (2,136,000)    1,421,000      (594,000)
Development costs incurred               941,000       248,000     1,236,000
Changes in estimated future
  development costs                      (46,000)   (1,464,000)      919,000
Estimated future
  abandonment costs                       (4,000)       33,000       (27,000)
Sales of oil and gas, net of
  production costs                    (2,817,000)   (1,760,000)   (4,574,000)
Accretion of discount                    994,000       492,000     2,821,000
                                      ----------    ----------    ----------
                                       3,910,000     5,051,000   (23,308,000)
Net change in income taxes             1,106,000     1,489,000    (7,561,000)
                                      ----------    ----------    ----------
Net (decrease) increase              $ 2,804,000   $ 3,562,000  $(15,747,000)
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

                                 PYRAMID OIL COMPANY
                        SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 DECEMBER 31, 2010


The standardized measure of discounted future cash flows before income taxes increased by $3,910,000 at December 31, 2010. The increase in income taxes offset discounted future cash flows by $1,106,000 for a net increase in future cash flows of $2,804,000 after income taxes as of December 31, 2010. The major factor contributing to the increase in cash flows is higher net average crude oil prices (average crude oil sales prices net of operating costs, production taxes and development costs). During 2010 Net average crude oil prices increased by approximately $12.60 per barrel. This price increase contributed to an increase in discounted cash flows due to price changes of $4,962,000 and a change in quantity estimates of $2,016,000.

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

                                PYRAMID OIL COMPANY
                         SUPPLEMENTAL INFORMATION (UNAUDITED)
                                 QUARTERLY RESULTS

                                       2010          2009
                                    ----------    ----------
    REVENUES:

      Quarter Ended:
          March 31                  $ 1,001,739   $   594,045
          June 30                     1,228,391       801,901
          September 30                1,420,020       945,413
          December 31                 1,185,617       970,536
                                     ----------    ----------
                                    $ 4,835,767   $ 3,311,895
                                     ==========    ==========
    NET INCOME (LOSS):

      Quarter Ended:
          March 31                  $   180,670   $  (189,215)
          June 30 (a)                  (301,871)      (38,918)
          September 30                  393,800       221,374
          December 31 (b)              ( 26,736)     (182,528)
                                     ----------    ----------
                                    $   245,863   $  (189,287)
                                     ==========    ==========
    INCOME (LOSS) PER COMMON SHARE:

      Quarter Ended:
          March 31                  $       .04   $      (.04)
          June 30 (a)                      (.06)         (.01)
          September 30                      .08           .05
          December 31 (b)                  (.01)         (.04)
                                     ----------    ----------
                                    $       .05   $      (.04)
                                     ==========    ==========



(a) Reflects a valuation allowance of $867,468 recorded during the second quarter of 2010 for the write-down of the costs of drilling a well in the second quarter of 2010 that was abandoned as a dry-hole.


(b) Reflects valuation allowances of $355,000 and $359,000 at December 31, 2010 and 2009, respectively, due to the write-down of certain oil and gas properties (see Note 6 of Notes to Financial Statements included in Item 8 of this Form 10-K).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None

ITEM 9A - CONTROLS AND PROCEDURES

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company's internal control over financial reporting, management has concluded that, as of December 31, 2010 the Company's internal control over financial reporting was effective.

Pursuant to applicable law, this annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B - OTHER INFORMATION

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 but was not reported.


                                  PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that is applicable to all of its directors, officers and employees. A copy of the code is available at no charge to any person who sends a request for a copy to the Corporate Secretary, Pyramid Oil Company, P.O. Box 832, Bakersfield, California 93302.


ITEM 11 - EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $188,500 in 2010, $188,500 in 2009 and $462,800 in 2008.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors involving the Santa Fe lease.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company hereby incorporates by reference the information contained under the section entitled ''Principal Accounting Fees and Services'' or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders.

                                  PART IV


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


        10.2 Severance Award Agreement of John H. Alexander, dated January 9, 2007 (previously filed by the registrant on January 16, 2007 as Exhibit 99.1 to the registrant's Current Report on Form 8-K, and incorporated herein by reference).


        10.3 Severance Award Agreement of John H. Alexander, dated December 30, 2008 (previously filed by the registrant on January 6, 2009 as Exhibit 10.1 to the registrant's Current Report on Form 8-K, and incorporated herein by reference).


        10.4      Severance Award Agreement of John H. Alexander, dated
                  June 4, 2009.


        10.5 Severance Award Agreement of John H. Alexander, dated September 21, 2010 (previously filed by the registrant on November 12, 2010 as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, and incorporated herein by reference).

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

                                            PYRAMID OIL COMPANY


March 30, 2011                             By: JOHN H. ALEXANDER
                                           ----------------------
                                             John H. Alexander
                                             Director/President
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     JOHN H. ALEXANDER        Director/President          March 30, 2011
---------------------------     Chief Executive Officer
     John H. Alexander


     MICHAEL D. HERMAN        Director                    March 30, 2011
---------------------------     Chairman of the Board
     Michael D. Herman


      GARY L. RONNING         Director                    March 30, 2011
---------------------------
      Gary L. Ronning


       JOHN E.  TURCO         Director                    March 30, 2011
---------------------------
       John E. Turco


   LEE G. CHRISTIANSON       Corporate Secretary/         March 30, 2011
---------------------------    Principal Accounting and
   Lee G. Christianson         Financial Officer