Form 10-Q
period 2011-03-31
PYRAMID OIL CO
filed 2011-05-16
CIK 81318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number 001-32989

PYRAMID OIL COMPANY
(Exact Name of registrant as specified in its charter)

CALIFORNIA	94-0787340
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2008 – 21st. Street. P.O. Box 832, Bakersfield, California	93302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(661) 325-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at May 13, 2011)
Common Stock Without Par Value	4,683,853

PYRAMID OIL COMPANY

FORM 10-Q
March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	March 31	December 31
	2011	2010
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$1,841,418	$1,535,532
Short-term investments	3,069,270	3,058,528
Trade accounts receivable (net of reserve for doubtful accounts of $4,000 in 2011 and 2010)	629,833	508,457
Joint interest billing receivable	192,433	—
Crude oil inventory	95,736	86,361
Prepaid expenses and other assets	195,098	230,876
Deferred Income taxes	245,100	245,100

TOTAL CURRENT ASSETS	6,268,888	5,664,854

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful efforts method)	19,219,961	18,101,529
Capitalized asset retirement costs	389,463	389,463
Drilling and operating equipment	1,946,805	1,946,805
Land, buildings and improvements	1,073,918	1,066,571
Automotive, office and other property and equipment	1,195,396	1,182,613
	23,825,543	22,686,981
Less - accumulated depletion, depreciation, amortization and valuation allowances	(18,886,570)	(18,687,908)
TOTAL PROPERTY AND EQUIPMENT	4,938,973	3,999,073

OTHER ASSETS
Deferred income taxes	685,800	708,500
Deposits	250,000	250,000
Other assets	17,380	7,380
TOTAL OTHER ASSETS	953,180	965,880

TOTAL ASSETS	$12,161,041	$10,629,807

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31	December 31
	2011	2010
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$1,200,689	$73,374
Accrued professional fees	98,235	122,506
Accrued taxes, other than income taxes	61,701	63,361
Accrued payroll and related costs	78,562	60,365
Accrued royalties payable	211,390	193,052
Accrued insurance	46,840	86,888
Accrued income taxes	59,000	12,800
Current maturities of long-term debt	31,660	13,473

TOTAL CURRENT LIABILITIES	1,788,077	625,819

Long-term debt, net of current maturities	59,944	26,946

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,251,528	1,235,193

TOTAL LIABILITES	3,099,549	1,887,958

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value
Authorized - 10,000,000 shares Issued and outstanding - none	—	—
Common stock, no par value (Note 6, 7 and 9) Authorized - 50,000,000 shares Issued and outstanding - 4,683,853 shares	1,639,228	1,639,228
Retained earnings	7,422,264	7,102,621
TOTAL SHAREHOLDERS’ EQUITY	9,061,492	8,741,849

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$12,161,041	$10,629,807

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended, March 31,
	2011	2010
REVENUES:
Oil and gas sales	$1,326,298	$1,001,739
Gain on sales of fixed assets	1,012	—
	1,327,310	1,001,739
COSTS AND EXPENSES:
Operating expenses	413,656	339,920
General and administrative	224,720	207,367
Taxes, other than income and payroll taxes	36,855	27,820
Provision for depletion, depreciation, and amortization	185,528	149,387
Valuation allowances	48,533	25,141
Accretion expense	16,335	6,213
Other costs and expenses	25,487	17,240
	951,114	773,088
OPERATING INCOME	376,196	228,651

OTHER INCOME (EXPENSE):
Interest income	13,352	7,953
Other income	500	2,797
Interest expense	(1,506)	(181)
	12,346	10,569
INCOME BEFORE
INCOME TAX PROVISION	388,542	239,220
Income tax provision
Current	46,200	20,000
Deferred	22,700	38,550
	68,900	58,550

NET INCOME	$319,642	$180,670

BASIC INCOME PER COMMON SHARE	$0.07	$0.04

DILUTED INCOME PER COMMON SHARE	$0.07	$0.04

Weighted average number of common shares outstanding	4,679,770	4,677,728

Diluted average number of common shares outstanding	4,687,030	4,686,018

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended, March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$319,642	$180,670

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for depletion, depreciation, and amortization	185,528	149,387
Valuation allowances	48,533	25,141
Gain on sale of fixed assets	(1,012)	—
Accretion expense	16,335	6,213
Loss on disposal of fixed assets	—	803
Deferred income taxes	22,700	38,550

Changes in operating assets and liabilities:
(Increase) in trade accounts and interest receivable	(313,809)	(190,426)
(Increase) in crude oil inventories	(9,375)	(26,417)
Decrease in prepaid expenses	36,078	27,658
(Increase) in other assets	(10,000)	—
Increase (decrease) in accounts payable and accrued liabilities	1,144,071	(35,880)

Net cash provided by operating activities	1,438,691	175,699

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended, March 31,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(1,193,949)	$(520,925)
Increase in short-term investments	(10,742)	(4,426)
Proceeds from sale of property and equipment	21,000	—

Net cash (used in) investing activities	(1,183,691)	(525,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans to employees	(800)	(600)
Proceeds from issuance of long-term debt	55,979	—
Principal payments from loans to employees	500	1,100
Principal payments on long-term debt	(4,793)	(6,122)

Net cash provided by (used in) financing activities	50,886	(5,622)

Net increase (decrease) in cash and cash equivalents	305,886	(355,274)

Cash and cash equivalents at beginning of year	1,535,532	1,438,825

Cash and cash equivalents at end of period	$1,841,418	$1,083,551

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,506	$181

Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these statements

PYRAMID OIL COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
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

A summary of the Company's significant accounting policies is contained in its December 31, 2010 Form 10-K which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2010 financial statements and notes thereto, contained in the Company's Form 10-K.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2011 and the results of its operations and its cash flows for the three month periods ended March 31, 2011 and 2010. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

Income Taxes - When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company files income tax returns in the U.S. federal jurisdiction, California, Texas and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2007. State jurisdictions that remain subject to examination range from 2006 to 2010. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

Earnings (Loss) per Share - Basic earnings (loss) per common share is computed by dividing the net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period.

Valuation Allowances - The Company has recorded valuation allowances for certain of its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property. On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture. The Company recorded a valuation allowance of $48,533 against the costs incurred during the first quarter of 2011 for the drilling of this well.

Joint Interest Billing Receivable - The Company entered into a joint venture agreement on February 23, 2011 with Victory Oil Company for the drilling of a well on the Company’s Pike lease. The well was drilled during the first quarter of 2011. The well was completed and placed into production during April 2011. The Company’s share of the total costs for drilling and completing this well are 68% and Victory Oil’s share of costs are 32%. As of March 31, 2011, the Company’s share of costs for drilling this well are approximately $1,046,000 and Victory Oil’s share of the costs were approximately $492,000. Victory Oil, prior to March 31, 2011, had made a prepayment in the amount of $300,000 for its share of the costs of drilling this well. At March 31, 2011, the Company has a joint interest billing receivable of approximately $192,000 for its remaining share of the costs for drilling this well.

2. Recent Accounting Pronouncements

ASU 2010-28 – In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “ When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 provides amendments to ASC No. 350 “ Intangibles- Goodwill and Other” , modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and early adoption is not permitted. The adoption of ASU 2010-28 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

ASU 2010-29 – In December 2010, the FASB issued ASU No. 2010-29, “ Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 provides amendments to ASC No. 805 “Business Combinations” , which specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosure under ASC No. 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 did not have a material impact on the Company’s financial condition, results of operations and cash flows, or disclosures thereto.

3. Dividends

No cash dividends were paid during the three months ended March 31, 2011 and 2010.

4. Commitments and Contingencies

In February 2002, the Company entered into an employment agreement with John H. Alexander pursuant to which Mr. Alexander agreed to serve as the Company's Vice President. On June 3, 2004, Mr. Alexander was appointed as the Company's President and Chief Executive Officer. The employment agreement is for an initial term of six years, which term automatically renews annually if written notice is not tendered. The agreement was automatically renewed on June 3, 2010.

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

The Company has been notified by the United States Environmental Protection Agency (EPA) of a final settlement offer to settle its potential liability as a generator of waste containing hazardous substances that was disposed of at a waste disposal site in Santa Barbara County. The Company has responded to the EPA by indicating that the waste contained petroleum products that fall within the exception to the definition of hazardous substances for petroleum-related substances of the pertinent EPA regulations. Management has concluded that under both Federal and State regulations no reasonable basis exists for any valid claim against the Company. As such, the likelihood of any settlement is deemed remote. There has been not further communication form the EPA on this matter since September 25, 2009.

5. Income Tax Provision

The Company recognized an income tax provision of $68,900 for the first quarter of 2011 compared to an income tax provision of $58,550 for the same period in 2010.

Income tax provision for the first quarter of 2011 was calculated as follows:

	Federal	State	Total

Current tax provision	$40,300	$5,900	$46,200
Deferred tax provision	17,700	5,000	22,700

	$58,000	$10,900	$68,900

Income tax provision for the first quarter of 2010 was calculated as follows:

	Federal	State	Total

Current tax provision	$17,000	$3,000	$20,000
Deferred tax provision	29,950	8,600	38,550

	$46,950	$11,600	$58,550

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,755,000 as of March 31, 2011. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

6. Severance Award Agreements

On September 15, 2010, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $113,500 (25,000 shares at $4.54 per share). Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of September 30, 2010, the Company intends to deliver the Company's common shares for the Severance Award; therefore, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, management has classified the share-based compensation as stockholders' equity at September 30, 2010.

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

8. Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $54,000 during the first quarter of 2011 and $52,000 during the first quarter of 2010.

9. Warrants Issued

The Company issued warrants to purchase common shares of the Company as compensation for consulting services. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.

The following table summarizes the warrant activity for the three months ended March 31, 2011:

	Number	Weighted-Average
(Unaudited)	of Warrants	Exercise Price

Outstanding, December 31, 2010	25,000	$3.20
Granted	—	—
Exercised	(10,000)	3.20
Cancelled	—	—
Outstanding, March 31, 2011	15,000	$3.20

On March 1, 2011, a consultant exercised 10,000 warrants under “cash-less” exercise provisions of the warrant agreement. As a result, 6,125 shares of common stock were due to the warrant holder. As of March 31, 2011, these shares had not yet been delivered but are shown as part of common stock issued and outstanding in shareholders’ equity.

The following summarizes the warrants issued, outstanding and exercisable as of March 31, 2011:

Grant Date	November, 2008
Strike Price	$3.20
Expiration Date	November, 2011
Warrants Remaining	15,000
Proceeds if Exercised	$48,000

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

 Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

 Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation has increased $16,335 during the three months ended March 31, 2011 as a result of normal accretion expense.

The carrying amount of our cash and equivalents, short term investments, accounts receivable, accounts payable and accrued expenses reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

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

12. Asset Retirement Obligations

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations from the periods presented, are as follows:

Balance at December 31, 2010	$1,235,193
Incurred during the period	—
Additions for new wells	—
Accretion expense	16,335
Balance at March 31, 2011	$1,251,528

13. Subsequent Events

The Company evaluated subsequent events after the balance sheet date of March 31, 2011 through the date these unaudited financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2011, crude oil prices have decreased by $8.65 per barrel.

In late March 2011, the Company completed drilling operations on the Pike 1-H, a horizontal oil well drilled in Taft, California with joint-venture partner Victory Oil Company. Logging and testing results during the drilling operations showed very encouraging indications for the well and a pumping unit was moved on site in preparation for production. In the subsequent weeks, the well has generated unexpectedly high water volumes, which the Company believes has disrupted the initial flow of oil. Pyramid and Victory are working with several consultants in an attempt to overcome the technical issues on this well.

Pyramid continues to evaluate drilling opportunities on its core properties in Kern County, California, and plans to drill up to two sidetrack wells and one potential new well during 2011, depending on rig availability. Due to very strong domestic demand for onshore drilling rigs, the Company anticipates that a contract rig may not be available until late in the third quarter or sometime in the fourth quarter.

Management continues to seek and evaluate opportunities within the energy sector to enhance the value of the Company. Pyramid's growth during the balance of 2011 will be highly dependant on the level of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to exploration and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2011 by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2010. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2011 COMPARED TO THE QUARTER ENDED MARCH 31, 2010

REVENUES

The increase in oil and gas sales of $324,559 is due primarily to higher average sales prices for the first quarter of 2011. The average sales price of the Company's oil and gas for the first quarter of 2011 increased by approximately $21.57 per equivalent barrel when compared to the same period of 2010. The Company's net revenue share of crude oil production/sales increased by approximately 400 barrels for the first three months of 2011.

OPERATING EXPENSES

Operating expenses increased by $73,736 for the first quarter of 2011. The cost to produce an equivalent barrel of crude oil during the first quarter of 2011 was approximately $30.29 per barrel, an increase of approximately $4.65 per barrel when compared with production costs for the first quarter of 2010. The increase in lease operating expenses is caused by many factors. These include higher costs for labor, chemicals, equipment fuel and the quarterly adjustment for inventory change.

Labor costs increased by $17,348 due primarily to the capitalization of labor costs during the drilling of new wells. During the first quarter of 2011, the Company capitalized labor costs of approximately $10,300 compared with capitalized labor costs of $21,500 during the same period of 2010. Chemical costs increased by $14,431 due to increased utilization of chemicals during the first quarter of 2011. Equipment fuel cost increased by $8,012 due primarily to the increase in average fuel costs for gasoline and diesel used by the Company’s vehicles and production equipment.

Inventory change decreased operating expenses by $9,375 for the first quarter of 2011 and decreased operating expenses by $26,416 for the first quarter of 2010. As a result, operating expenses increased by $17,041 for the first quarter of 2011, when compared with the same period of 2010. Inventory change at March 31, 2011 of $9,375 is due primarily to higher average per barrel inventory valuations. Inventory change at March 31, 2010 of $26,416 is due primarily to higher inventory volumes at March 31, 2010 combined with higher average per barrel inventory valuations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $17,353 for the first quarter of 2011 when compared with the same period for 2010. Legal services increased by approximately $15,000.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by $36,141 for the first quarter of 2011, when compared with the same period for 2010. The increase is due primarily to an increase in depletion of the Companies oil and gas properties. The increase in depletion is due primarily to an increase in the depletion rate per barrel on the Santa Fe and the Anderson oil producing properties for 2011. The depletion rate for these properties increased for 2011 due to a decrease in oil and gas reserves at December 31, 2010.

VALUATION ALLOWANCES

On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture. The Company recorded a valuation allowance of $48,533 against the costs incurred during the first quarter of 2011 for the drilling of this well.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $305,886 for the three months ended March 31, 2011. During the three months ended March 31, 2011, operating activities provided cash of $1,438,691. Cash was also provided by proceeds from the issuance of long-term debt of $55,979 and proceeds from the sale of property and equipment of $21,000. Cash was used for capital spending of $1,193,949 and principal payments on long-term debt of $4,793. See the Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term investments of $3,069,270 at March 31, 2011 that provided additional liquidity during the first three months of 2011.

IMPACT OF CHANGING PRICES

The Company’s revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first three months of 2011 increased by approximately $21.60 per equivalent barrel when compared with the same period of 2010. The Company cannot predict the future course of crude oil prices.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 1A. - Risk Factors

See the risk factors that are included in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2010.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - [Removed and Reserved]

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

PYRAMID OIL COMPANY
(registrant)

Dated: May 13, 2011	JOHN H. ALEXANDER
John H. Alexander
President

Dated: May 13, 2011	LEE G. CHRISTIANSON
Lee G. Christianson
Chief Financial Officer