Form 10-Q
period 2011-06-30
PYRAMID OIL CO
filed 2011-08-15
CIK 81318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Registrant’s telephone number: (661) 325-1000

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at August 12, 2011)
Common Stock Without Par Value	4,683,853

PYRAMID OIL COMPANY

FORM 10-Q
June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	June 30	December 31
	2011	2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,617,207	$1,535,532
Short-term investments	3,080,185	3,058,528
Trade accounts receivable (net of reserve for doubtful accounts of $4,000 in 2011 and 2010)	599,410	508,457
Joint interest billing receivable	68,674	—
Crude oil inventory	86,205	86,361
Prepaid expenses and other assets	112,604	230,876
Deferred Income taxes	262,500	245,100

TOTAL CURRENT ASSETS	5,826,785	5,664,854

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful efforts method)	19,102,006	18,101,529
Capitalized asset retirement costs	401,242	389,463
Drilling and operating equipment	1,953,683	1,946,805
Land, buildings and improvements	1,073,918	1,066,571
Automotive, office and other property and equipment	1,226,301	1,182,613
	23,757,150	22,686,981
Less - accumulated depletion, depreciation, amortization and valuation allowances	(19,118,315)	(18,687,908)

TOTAL PROPERTY AND EQUIPMENT	4,638,835	3,999,073

OTHER ASSETS
Deferred income taxes	635,000	708,500
Deposits	250,000	250,000
Other assets	17,380	7,380

TOTAL OTHER ASSETS	902,380	965,880

TOTAL ASSETS	$11,368,000	$10,629,807

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30	December 31
	2011	2010
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$90,486	$73,374
Accrued professional fees	88,049	122,506
Accrued taxes, other than income taxes	—	63,361
Accrued payroll and related costs	67,880	60,365
Accrued royalties payable	213,969	193,052
Accrued insurance	11,484	86,888
Accrued income taxes	11,600	12,800
Current maturities of long-term debt	31,793	13,473

TOTAL CURRENT LIABILITIES	515,261	625,819

Long-term debt, net of current maturities	51,946	26,946

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,268,536	1,235,193

TOTAL LIABILITES	1,835,743	1,887,958

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value Authorized - 10,000,000 shares Issued and outstanding - none	—	—
Common stock, no par value (Note 6, 7 and 9) Authorized - 50,000,000 shares Issued and outstanding - 4,683,853 shares	1,682,971	1,639,228
Retained earnings	7,849,286	7,102,621
TOTAL SHAREHOLDERS’ EQUITY	9,532,257	8,741,849

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$11,368,000	$10,629,807

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended, June 30,
	2011	2010
REVENUES:
Oil and gas sales	$1,549,029	$1,228,391

COSTS AND EXPENSES:
Operating expenses	447,889	438,392
General and administrative	219,072	250,588
Stock based compensation	43,743	—
Taxes, other than income and payroll taxes	27,104	29,839
Provision for depletion, depreciation, and amortization	225,895	196,873
Valuation allowances	5,851	842,327
Accretion expense	5,229	5,898
Other costs and expenses	62,197	47,303
	1,036,980	1,811,220

OPERATING INCOME (LOSS)	512,049	(582,829)

OTHER INCOME (EXPENSE):
Interest income	13,159	8,430
Other income	—	3,600
Interest expense	(385)	(122)
	12,774	11,908
INCOME (LOSS) BEFORE
INCOME TAX PROVISION (BENEFIT)	524,823	(570,921)
Income tax provision (benefit)
Current	64,400	24,900
Deferred	33,400	(293,950)
	97,800	(269,050)

NET INCOME (LOSS)	$427,023	$(301,871)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.09	$(0.06)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.09	$(0.06)

Weighted average number of common shares outstanding	4,683,853	4,677,728

Diluted average number of common shares outstanding	4,725,992	4,677,728

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended, June 30,
	2011	2010
REVENUES:
Oil and gas sales	$2,875,327	$2,230,130
Gain on sales of fixed assets	1,012	—
	2,876,339	2,230,130
COSTS AND EXPENSES:
Operating expenses	861,545	778,312
General and administrative	443,792	457,955
Stock based compensation	43,743	—
Taxes, other than income and payroll taxes	63,959	57,659
Provision for depletion, depreciation, and amortization	411,423	346,260
Valuation allowances	54,384	867,468
Accretion expense	21,564	12,111
Other costs and expenses	87,684	64,543
	1,988,094	2,584,308

OPERATING INCOME (LOSS)	888,245	(354,178)

OTHER INCOME (EXPENSE):
Interest income	26,511	16,383
Other income	500	6,397
Interest expense	(1,891)	(303)
	25,120	22,477
INCOME (LOSS) BEFORE
INCOME TAX PROVISION (BENEFIT)	913,365	(331,701)
Income tax provision (benefit)
Current	110,600	44,900
Deferred	56,100	(255,400)
	166,700	(210,500)

NET INCOME (LOSS)	$746,665	$(121,201)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.16	$(0.03)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.16	$(0.03)

Weighted average number of common shares outstanding	4,681,811	4,677,728

Diluted average number of common shares outstanding	4,723,536	4,677,728

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended, June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$746,665	$(121,201)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for depletion, depreciation, and amortization	411,423	346,260
Valuation allowances	54,384	867,468
Gain on sale of fixed assets	(1,012)	—
Stock based compensation	43,743	—
Accretion expense	21,564	12,111
Loss on disposal of fixed assets	—	803
Deferred income taxes	56,100	(255,400)
Asset retirement obligations	11,779	—

Changes in operating assets and liabilities:
(Increase) in trade accounts and interest receivable	(159,627)	(80,418)
Decrease (Increase) in crude oil inventories	156	(2,073)
Decrease in prepaid expenses	118,272	71,747
(Increase) in other assets	(10,000)	—
(Decrease) in accounts payable and accrued liabilities	(128,879)	(132,929)

Net cash provided by operating activities	1,164,568	706,368

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended, June 30,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(1,125,556)	$(1,498,010)
Redemptions of short-term investments	—	480,000
Payments to acquire short-term investments	—	(250,000)
(Increase) decrease in short-term investments	(21,657)	38,101
Proceeds from sale of property and equipment	21,000	—

Net cash used in investing activities	(1,126,213)	(1,229,909)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans to employees	(800)	(1,900)
Proceeds from issuance of long-term debt	55,979	—
Principal payments from loans to employees	800	2,300
Principal payments on long-term debt	(12,659)	(12,304)

Net cash provided by (used in)
financing activities	43,320	(11,904)

Net increase (decrease) in
cash and cash equivalents	81,675	(535,445)

Cash and cash equivalents at beginning of year	1,535,532	1,438,825

Cash and cash equivalents at end of year	$1,617,207	$903,380

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the six months for interest	$1,891	$303

Cash paid during the six months for income taxes	$111,800	$800

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

A summary of the Company’s significant accounting policies is contained in its December 31, 2010 Form 10-K which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company’s December 31, 2010 financial statements and notes thereto, contained in the Company’s Form 10-K.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company’s financial position as of June 30, 2011 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2011 and 2010. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

Valuation Allowances - The Company has recorded valuation allowances for certain of its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property. On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture. The Company recorded a valuation allowance of $54,384 against the costs incurred during the first six months of 2011 for the drilling of this well.

Joint Interest Billing Receivable - The Company entered into a joint venture agreement on February 23, 2011 with Victory Oil Company for the drilling of a well on the Company’s Pike lease. The well was drilled during the first quarter of 2011. The well was completed and placed into production during April 2011. The Company’s share of the total costs for drilling and completing this well are 68% and Victory Oil’s share of costs are 32%. As of June 30, 2011, the Company’s share of costs for drilling this well are approximately $897,000 and Victory Oil’s share of the costs were approximately $422,000. At June 30, 2011, the Company has a joint interest billing receivable of approximately $69,000 for its remaining share of the costs for drilling and operating this well. Initial production results from this well indicated water entry problems that have disrupted the flow of oil from this well.  The Company has been attempting to correct these problems with different procedures and treatments.  As of this report, the initial problem still exists.

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

ASU 2011-04 - In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04) which amends ASC Topic 820, Fair Value Measurement. The updated guidance in ASC Topic 820 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The updated guidance in ASC Topic 820 is effective during interim and annual period beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the impact of ASU 2011-04 on our results of operations, financial condition and disclosure requirements. We will apply the provisions of these accounting standards after the effective date.

ASU 2011-05 - In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05) which amends ASC Topic 220, Comprehensive Income. The updated guidance in ASC Topic 220 gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance in ASC Topic 220 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not have any impact on our results of operations or financial condition.

3. Dividends

No cash dividends were paid during the six months ended June 30, 2011 and 2010.

4. Commitments and Contingencies

In February 2002, the Company entered into an employment agreement with John H. Alexander pursuant to which Mr. Alexander agreed to serve as the Company’s Vice President. On June 3, 2004, Mr. Alexander was appointed as the Company’s President and Chief Executive Officer. The employment agreement is for an initial term of six years, which term automatically renews annually if written notice is not tendered. The agreement was automatically renewed on June 3, 2011.

Pursuant to the employment agreement, the Company may terminate Mr. Alexander’s employment with or without cause at any time before its term expires upon providing written notice. In the event the Company terminates Mr. Alexander’s employment without cause, Mr. Alexander would be entitled to receive a severance amount equal to his annual base salary and benefits for the balance of the term of his employment agreement. In the event of termination by reason of Mr. Alexander’s death or permanent disability, his legal representative will be entitled to receive his annual salary and benefits for the remaining term of his employment agreement. In the event of, or termination following, a change in control of the Company, as defined in the agreement, Mr. Alexander would be entitled to receive his annual salary and benefits for the remainder of the term of his agreement. In the event that Mr. Alexander is terminated the Company would incur approximately $600,000 in costs.

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

5. Income Tax Provision

The Company recognized an income tax provision of $166,700 for the six months ended June 30, 2011 compared to a net income tax benefit of $210,500 for the same period in 2010.

Income tax provision for the six months ended June 30, 2011 was calculated as follows:

	Federal	State	Total

Current tax provision	$94,800	$15,800	$110,600
Deferred tax provision	43,800	12,300	56,100

	$138,600	$28,100	$166,700

Income tax provision (benefit) for the six months June 30, 2010 was calculated as follows:

	Federal	State	Total

Current tax provision	$37,850	$7,050	$44,900
Deferred tax (benefit)	(198,900)	(56,500)	(255,400)

	$(161,050)	$(49,450)	$(210,500)

Income tax provision for the three months ended June 30, 2011 was calculated as follows:

	Federal	State	Total

Current tax provision	$54,500	$9,900	$64,400
Deferred tax provision	26,100	7,300	33,400

	$80,600	$17,200	$97,800

Income tax provision (benefit) for the three months ended June 30, 2010 was calculated as follows:

	Federal	State	Total

Current tax provision	$20,850	$4,050	$24,900
Deferred tax (benefit)	(228,850)	(65,100)	(293,950)

	$(208,000)	$(61,050)	$(269,050)

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,726,000 as of June 30, 2011. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

6. Severance Award Agreements

On September 15, 2010, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders’ equity of $113,500 (25,000 shares at $4.54 per share). Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander’s employment, he will be entitled to receive (at the Company’s option) 25,000 shares of the Company’s common stock or the then-fair market value of the shares. As of September 30, 2010, the Company intends to deliver the Company’s common shares for the Severance Award; therefore, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, management has classified the share-based compensation as stockholders’ equity at September 30, 2010.

7. Incentive and Retention Plan

On January 9, 2007, the Company’s Board of Directors adopted an Incentive and Retention Plan pursuant to which the Company’s officers and other employees selected by the Company’s Compensation Committee are entitled to receive payments if they are employed by the Company as of the date of a ‘Corporate Transaction,’ as defined in the Incentive and Retention Plan. A ‘Corporate Transaction’ includes certain mergers involving the Company, sales of Company assets, and other changes in the control of the Company, as specified in the Incentive and Retention Plan. In general, the amount that is payable to each plan participant will equal the number of plan units that have been granted to him or her, multiplied by the increase in the value of the Company between January 9, 2007 and the date of a Corporate Transaction. There has been no Corporate Transaction since the adoption of the Incentive and Retention Plan.

8. Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company’s oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $119,000 during the six months ended June 30, 2011 and $103,000 during the six months ended June 30, 2010.

9. Stock Based Compensation

The Company issued warrants and options to purchase common shares of the Company as compensation for consulting and Board of Directors services. The value of warrants and options issued for compensation are accounted for as a non-cash expense to the Company at the fair value of the warrants and options issued. The Company values the warrants and options at fair value as calculated by using the Black-Scholes option-pricing model. As of June 30, 2011 the Company has $0 in unamortized stock based compensation related to outstanding options and warrants.

The following table summarizes the warrant and option activity for the six months ended June 30, 2011:

(Unaudited)	Number of Warrants and Options	Weighted-Average Exercise Price

Outstanding, December 31, 2010	25,000	$3.20
Granted	10,000	5.40
Exercised	(10,000)	3.20
Cancelled	—	—
Outstanding, June 30, 2011	25,000	$4.08

On March 1, 2011, a consultant exercised 10,000 warrants under “cash-less” exercise provisions of the warrant agreement.

The following summarizes the warrants issued, outstanding and exercisable as of June 30, 2011:

Grant Date	November, 2008
Strike Price	$3.20
Expiration Date	November, 2011
Warrants Remaining	15,000
Proceeds if Exercised	$48,000

The following summarizes the options issued, outstanding and exercisable as of June 30, 2011:

Grant Date	June 2, 2011
Strike Price	$5.40
Expiration Date	June 1, 2016
Options Remaining	10,000
Proceeds if Exercised	$54,000

10. Fair Value

Effective January 1, 2009, the Company adopted FASB ASC 820 (formerly SFAS No. 157) for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis.  The Company adopted the provisions of FASB ASC 820 for measuring the fair value of our financial assets and liabilities during 2008.  As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  FASB ASC 820 establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company’s determination of the value of its asset retirement obligation liability. The obligation has increased $33,343 during the six months ended June 30, 2011 as a result of normal accretion expense and the drilling of a new well.

The carrying amount of our cash and equivalents, short term investments, accounts receivable, accounts payable and accrued expenses reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

11. Registration Statement on Form S-3

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on December 22, 2009, that became effective on January 14, 2010. The registration statement is designed to provide the Company the flexibility to offer and sell from time to time up to $20 million of the Company’s common stock. The Company may offer and sell such securities through one or more methods of distribution, subject to market conditions and the Company’s capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of the offering. The Company has not filed any supplemental prospectus with the SEC or sold any common stock under this registration statement.

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company’s asset retirement obligations from the periods presented, are as follows:

Balance at December 31, 2010	$1,235,193
Incurred during the period	—
Additions for new wells	11,779
Accretion expense	21,564
Balance at June 30, 2011	$1,268,536

13. Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2011 through the date these unaudited financial statements were issued.

Item 2. Management’s Discussion and Analysis of  Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2011, crude oil prices have decreased by $11.50 per barrel.

The Company continues to evaluate drilling options on its core properties in Kern County, California.  Management has developed re-drilling programs for two existing wells on Company properties in the Mountain View area.  Subject to drilling rig availability, the Company hopes to commence drilling operations during the fourth quarter. The Company also is considering drilling two relatively shallow heavy oil test wells during the fourth quarter on its Chico Martinez property, also in Kern County.  In light of the very active domestic drilling environment, access to contract drilling rigs continues to be restricted, and this has made well scheduling difficult.

In late March 2011, the Company completed drilling operations on the Pike 1-H, a horizontal oil well drilled in Taft, California with joint-venture partner Victory Oil Company.  After encouraging test results, the well has continued to generate high water volumes that the Company believes have disrupted the initial flow of oil.  Pyramid and Victory continue to pursue a range of technical options for addressing the production issues on this well.

Pyramid has maintained a strong balance sheet and working capital position, and management continues to seek and evaluate opportunities within the energy sector to enhance the value of the Company. Pyramid’s growth during the balance of 2011 will be highly dependant on the level of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company’s capital investment program may be modified during the year due to exploration and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Portions of the Quarterly Report, including Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this release. Such forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in Company expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: the timing and extent of changes in commodity prices of oil, gas and electricity, environmental risk, drilling and operational costs, uncertainties about estimates of reserves and government regulations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2011
COMPARED TO THE QUARTER ENDED JUNE 30, 2010

REVENUES

The increase in oil and gas sales of $320,638 is due primarily to higher average sales prices for the second quarter of 2011. The average sales price of the Company’s oil and gas for the second quarter of 2011 increased by approximately $34.76 per equivalent barrel when compared to the same period of 2010. The Company’s net revenue share of crude oil production/sales decreased by approximately 2,400 barrels for the second quarter of 2011.

OPERATING EXPENSES

Operating expenses increased by $9,497 for the second quarter of 2011. The cost to produce an equivalent barrel of crude oil during the second quarter of 2011 was approximately $31.46 per barrel, an increase of approximately $5.03 per barrel when compared with production costs for the second quarter of 2010. The increase in lease operating expenses is caused by many factors. These include higher costs for contract operations, labor, equipment rental, equipment fuel, electric motor repairs and outside services. This was offset by lower costs for parts and supplies and pump repairs.

Contract operations increased by $10,862 due primarily to higher operating costs on the Wyoming joint venture operations due to workovers on certain wells. Labor costs increased by $8,424 due primarily to additional overtime hours worked during the second quarter of 2011 when compared with the same period of 2010. Equipment rental costs increased by $7,127 due primarily to higher costs on the Pike lease. The Company leased the surface pumping unit and a crude oil storage tank for the new 1-H well that was drilled in the first quarter of 2011. Equipment fuel costs increased by $5,615 due primarily to the increase in average fuel costs for gasoline and diesel used by the Company’s vehicles and production equipment. Outside services increased by $4,953 due primarily to charges for the Miller lease. The Company engaged a third-party contractor to clear the surface area of the Miller fee property.

Parts and supplies were lower by $18,572 due to lower maintenance activities for the second quarter of 2011. Down-hole pump repairs were lower by $13,293 due to lower maintenance activities for the second quarter of 2011.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $31,516 for the second quarter of 2011 when compared with the same period for 2010. Consulting services decreased by $28,200 and legal services decreased by approximately $20,000. This was offset by higher costs for directors and officers liability insurance and accounting services. Consulting services declined due to lower fees for consulting geologists. In 2010, the Company retained a geologist to review its oil and gas properties for future well locations. That project was completed in 2010. Legal fees declined due primarily to lower fees for SEC filings and compliance. Directors and officers liability insurance increased by $9,634. The directors and officers liability insurance was not effective until October 1, 2010. Accounting services increased by $8,905 due to higher audit fees and because of additional fees paid to a third-party individual who has assisted with the training and implementation of a new oil and gas accounting software that was effective January 1, 2011.

STOCK BASED COMPENSATION

Effective June 2, 2011, the Company’s board of directors approved the issuance of options to purchase 5,000 shares of the Company’s common stock to the Company’s two outside directors. These options vest immediately and must be exercised within ninety days after the director leaves office. The Company recorded $43,743 in stock based compensation during the second quarter of 2011, based on a valuation performed using a Black-Scholes option-pricing model.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by $29,022 for the second quarter of 2011, when compared with the same period for 2010. The increase is due primarily to an increase in depletion of the Companies oil and gas properties and the amortization of leaseholds. The increase in depletion of approximately $16,000 is due primarily to an increase in the depletion rate per barrel on the Santa Fe and the Anderson oil producing properties for 2011. The depletion rate for these properties increased for 2011 due to a decrease in oil and gas reserves at December 31, 2010. The amortization of Texas leaseholds increased by approximately $14,000 during the second quarter of 2011 when compared with the same period for 2010.

VALUATION ALLOWANCES

On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture. The Company recorded a valuation allowance of $5,851 against the costs incurred for the drilling of this well during the second quarter of 2011.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

REVENUES

The increase in oil and gas sales of $645,197 is due primarily to higher average sales prices for the six months ended June 30, 2011. The average sales price of the Company’s oil and gas for the six months ended June 30, 2011 increased by approximately $28.37 per equivalent barrel when compared to the same period of 2010. The Company’s net revenue share of crude oil production/sales decreased by approximately 2,000 barrels for the six months ended June 30, 2011.

OPERATING EXPENSES

Operating expenses increased by $83,233 for the six months ended June 30, 2011. The cost to produce an equivalent barrel of crude oil during the six months ended June 30, 2011 was approximately $30.89 per barrel, an increase of approximately $4.81 per barrel when compared with production costs for the same period of 2010. The increase in lease operating expenses is caused by many factors. These include higher costs for labor, contract operations, chemicals, equipment repair and maintenance, equipment fuel, outside services and equipment rental. This was offset by lower costs for parts and supplies.

Labor costs increased by $25,773 due primarily to an increase in hours worked, both regular and overtime hours, during the six months ended June 30, 2011 when compared with the same period of 2010. Contract operations increased by $16,688 due primarily to higher operating costs on the Wyoming joint venture operations due to workovers on certain wells. Chemical costs increased by $15,455 due to higher volumes of chemical usage at a number of the Company’s oil and gas properties. Equipment repair and maintenance costs increased by $14,061 due primarily to higher levels of maintenance on the Company’s production equipment, pickups and trucks. Equipment fuel costs increased by $13,627 due primarily to the increase in average fuel costs for gasoline and diesel used by the Company’s vehicles and production equipment. Outside services increased by $9,461 due primarily to charges for the Miller lease. The Company engaged a third-party contractor to clear the surface area of the Miller fee property.

Equipment rental costs increased by $7,262 due primarily to higher costs on the Pike lease. The Company leased the surface pumping unit and a crude oil storage tank for the new 1-H well that was drilled in the first quarter of 2011. Parts and supplies were lower by $18,306 due to lower maintenance activities for the first six months ended June 30, 2011.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $14,162 for the six months ended June 30, 2011 when compared with the same period for 2010. Consulting services decreased by $37,795 and legal services decreased by approximately $4,600. This was offset by higher costs for directors and officer’s liability insurance and accounting services. Consulting services declined due to lower fees for consulting geologists. In 2010, the Company retained a geologist to review its oil and gas properties for future well locations. That project was completed in 2010. Legal fees declined due primarily to lower fees for SEC filings and compliance. Directors and officer’s liability insurance increased by $17,475. The directors and officers liability insurance was not effective until October 1, 2010. Accounting services increased by $14,510 due primarily to additional fees paid to a third-party individual to assist with the training and implementation of a new oil and gas accounting software that was effective January 1, 2011.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by $65,163 for the six months ended June 30, 2011, when compared with the same period for 2010. The increase is due primarily to an increase in depletion of the Companies oil and gas properties. The increase in depletion of approximately $79,200 is due primarily to an increase in the depletion rate per barrel on the Santa Fe and the Anderson oil producing properties for 2011. The depletion rate for these properties increased for 2011 due to a decrease in oil and gas reserves at December 31, 2010. This was offset by a decline in the amortization of Texas leaseholds. The amortization of Texas leaseholds decreased by approximately $12,000 during the second quarter of 2011, when compared with the same period for 2010.

VALUATION ALLOWANCES

On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture. The Company recorded a valuation allowance of $54,384 against the costs incurred during the six months ended June 30, 2011 for the drilling of this well.

During the second quarter of 2010, the Company commenced drilling of a horizontal well on one of its Mountain View properties in Kern County, California. The well was drilled to its objective but did not encounter adequate hydrocarbons to warrant completion of the well. For the six months ended June 30, 2010, the Company recorded a valuation allowance of $867,468 against the costs that had been incurred for the drilling of this well.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $81,675 for the six months ended June 30, 2011. During the six months ended June 30, 2011, operating activities provided cash of $1,164,568. Cash was also provided by proceeds from the issuance of long-term debt of $55,979 and proceeds from the sale of property and equipment of $21,000. Cash was used for capital spending of $1,125,556 and principal payments on long-term debt of $21,657. See the Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term investments of $3,080,185 at June 30, 2011 that provided additional liquidity during the first six months of 2011.

IMPACT OF CHANGING PRICES

The Company’s revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the six months ended June 30, 2011 increased by approximately $28.40 per equivalent barrel when compared with the same period of 2010. The Company cannot predict the future course of crude oil prices.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 1A. - Risk Factors

See the risk factors that are included in the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2010.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - [Removed and Reserved]

None

Item 5. - Other Information

None

Item 6. - Exhibits

10.1 - Stock Option Agreement dated as of June 2, 2011 between Registrant and John E. Turco.

10.2 - Stock Option Agreement dated as of June 2, 2011 between Registrant and Gary L. Ronning.

31.1 - Certification of the Registrant’s Principal Executive Officer under Exchange Act Rules 13a-14(a) and 15-d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of the Registrant’s Principal Financial Officer under Exchange Act Rules 13a-14(a) and 15-d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 - The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of June 30, 2011 and December 31, 2010; (2) Income Statements for the three and six months ended June 30, 2011 and 2010; (3) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (4) Notes to Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID OIL COMPANY (registrant)

Dated: August 15, 2011	JOHN H. ALEXANDER
John H. Alexander
President

Dated: August 15, 2011	LEE G. CHRISTIANSON
Lee G. Christianson
Chief Financial Officer