Form 10-Q
period 2011-09-30
PYRAMID OIL CO
filed 2011-11-14
CIK 81318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at November 11, 2011)
Common Stock Without Par Value	4,683,853

PYRAMID OIL COMPANY

FORM 10-Q
September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	September 30	December 31
	2011	2010
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$2,267,006	$1,535,532
Short-term investments	3,190,618	3,058,528
Trade accounts receivable (net of reserve for doubtful accounts of $4,000 in 2011 and 2010)	532,333	508,457
Joint interest billing receivable	10,776	—
Income taxes receivable	9,498	—
Crude oil inventory	96,697	86,361
Prepaid expenses and other assets	92,661	230,876
Deferred Income taxes	262,500	245,100

TOTAL CURRENT ASSETS	6,462,089	5,664,854

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful efforts method)	19,110,614	18,101,529
Capitalized asset retirement costs	401,242	389,463
Drilling and operating equipment	1,956,371	1,946,805
Land, buildings and improvements	1,073,918	1,066,571
Automotive, office and other property and equipment	1,180,042	1,182,613
	23,722,187	22,686,981
Less - accumulated depletion, depreciation, amortization and valuation allowances	(19,928,176)	(18,687,908)

TOTAL PROPERTY AND EQUIPMENT	3,794,011	3,999,073

OTHER ASSETS
Deferred income taxes	842,600	708,500
Deposits	250,000	250,000
Other assets	17,380	7,380

TOTAL OTHER ASSETS	1,109,980	965,880

TOTAL ASSETS	$11,366,080	$10,629,807

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30	December 31
	2011	2010
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$48,651	$73,374
Accrued professional fees	123,045	122,506
Accrued taxes, other than income taxes	32,143	63,361
Accrued payroll and related costs	77,416	60,365
Accrued royalties payable	203,983	193,052
Accrued insurance	—	86,888
Accrued income taxes	—	12,800
Current maturities of long-term debt	32,015	13,473

TOTAL CURRENT LIABILITIES	517,253	625,819

Long-term debt, net of current maturities	38,541	26,946

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,273,765	1,235,193

TOTAL LIABILITES	1,829,559	1,887,958

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:

Preferred stock, no par value Authorized - 10,000,000 shares Issued and outstanding - none	—	—

Common stock, no par value (Note 6, 7 and 9) Authorized - 50,000,000 shares Issued and outstanding - 4,683,853 shares	1,682,971	1,639,228
Retained earnings	7,853,550	7,102,621
TOTAL SHAREHOLDERS’ EQUITY	9,536,521	8,741,849

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$11,366,080	$10,629,807

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended,
	September 30,
	2011	2010
REVENUES:
Oil and gas sales	$1,412,342	$1,099,464
Gain on sale of fixed assets	500	320,556
	1,412,842	1,420,020

COSTS AND EXPENSES:
Operating expenses	421,405	386,897
General and administrative	222,583	195,838
Stock based compensation	—	113,500
Taxes, other than income and payroll taxes	37,399	39,654
Provision for depletion, depreciation, and amortization	184,208	151,855
Valuation allowances	673,000	—
Accretion expense	5,229	6,664
Other costs and expenses	31,280	26,403
	1,575,104	920,811

OPERATING INCOME (LOSS)	(162,262)	499,209

OTHER INCOME (EXPENSE):
Interest income	12,193	13,521
Other income	—	3,600
Interest expense	(568)	(30)
	11,625	17,091
INCOME (LOSS) BEFORE
INCOME TAX PROVISION (BENEFIT)	(150,637)	516,300
Income tax provision (benefit)
Current	52,700	47,200
Deferred	(207,600)	75,300
	(154,900)	122,500

NET INCOME	$4,263	$393,800

BASIC INCOME PER COMMON SHARE	$0.00	$0.08

DILUTED INCOME PER COMMON SHARE	$0.00	$0.08

Weighted average number of
common shares outstanding	4,683,853	4,677,728

Diluted average number of
common shares outstanding	4,685,177	4,720,014

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended,
	September 30,
	2011	2010
REVENUES:
Oil and gas sales	$4,287,669	$3,329,594
Gain on sales of fixed assets	1,512	320,556
	4,289,181	3,650,150
COSTS AND EXPENSES:
Operating expenses	1,282,950	1,165,209
General and administrative	666,375	653,793
Stock based compensation	43,743	113,500
Taxes, other than income and payroll taxes	101,358	97,313
Provision for depletion, depreciation, and amortization	595,631	498,115
Valuation allowances	727,384	867,468
Accretion expense	26,793	18,775
Other costs and expenses	118,964	90,946
	3,563,198	3,505,119

OPERATING INCOME	725,983	145,031

OTHER INCOME (EXPENSE):
Interest income	38,704	29,904
Other income	500	9,997
Interest expense	(2,459)	(333)
	36,745	39,568
INCOME BEFORE
INCOME TAX PROVISION (BENEFIT)	762,728	184,599
Income tax provision (benefit)
Current	163,300	92,100
Deferred	(151,500)	(180,100)
	11,800	(88,000)

NET INCOME	$750,928	$272,599

BASIC INCOME PER COMMON SHARE	$0.16	$0.06

DILUTED INCOME PER COMMON SHARE	$0.16	$0.06

Weighted average number of
common shares outstanding	4,682,492	4,677,728

Diluted average number of
common shares outstanding	4,688,465	4,719,276

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended, September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$750,928	$272,599

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for depletion, depreciation, and amortization	595,631	498,115
Valuation allowances	727,384	867,468
Gain on sale of fixed assets	(1,512)	(320,556)
Stock based compensation	43,743	113,500
Accretion expense	26,793	18,775
Loss on disposal of fixed assets	—	803
Deferred income taxes	(151,900)	(180,100)
Asset retirement obligations	11,779	—

Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(44,150)	89,284
(Increase) in crude oil inventories	(10,336)	(1,101)
Decrease in prepaid expenses and other assets	139,016	61,605
(Increase) in other assets	(10,000)	—
(Decrease) in accounts payable and accrued liabilities	(127,108)	(2,786)

Net cash provided by operating activities	1,950,268	1,417,606

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended,
	September 30,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(1,137,941)	$(1,714,181)
Redemptions of short-term investments	—	680,000
Payments to acquire short-term investments	(100,000)	(550,000)
(Increase) decrease in short-term investments	(32,090)	103,615
Proceeds from sale of property and equipment	21,500	320,556

Net cash used in investing activities	(1,248,531)	(1,160,010)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans to employees	(1,300)	(2,900)
Proceeds from issuance of long-term debt	55,979	—
Principal payments from loans to employees	900	3,800
Principal payments on long-term debt	(25,842)	(19,735)

Net cash provided by (used in) financing activities	29,737	(18,835)

Net increase in cash and cash equivalents	731,474	238,761

Cash and cash equivalents at beginning of year	1,535,532	1,438,825

Cash and cash equivalents at end of period	$2,267,006	$1,677,586

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the nine months for interest	$2,459	$303

Cash paid during the nine months for income taxes	$185,598	$1,100

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2011 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2011 and 2010.  The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

In addition, the Company determined that the assets related to its joint venture in the Pike 1-H well may have been impaired because the results of drilling operations there had not fulfilled expectations and has not responded favorably to efforts by the Company to stimulate production from this well..  During the third quarter of 2011, the Company determined that well assets of $897,000 were impaired and wrote them down by $673,000 to their estimated fair value.  The estimated fair value was based upon estimated future cash flows to be generated by the wells estimated production discounted at a market rate of interest.

Joint Interest Billing Receivable - The Company entered into a joint venture agreement on February 23, 2011 with Victory Oil Company for the drilling of a well on the Company’s Pike lease.  The Pike 1-H well was drilled during the first quarter of 2011.  The well was completed and placed into production during April 2011.  The Company’s share of the total costs for drilling and completing this well are 68% and Victory Oil’s share of costs are 32%.  As of September 30, 2011, the Company’s share of costs for drilling this well were approximately $897,000 and Victory Oil’s share of the costs were approximately $422,000.  At September 30, 2011, the Company has a joint interest billing receivable of approximately $9,500 from Victory Oil for its share of the costs for operating this well.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment”. This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not expect this amendment to have an impact on its financial position, results of operations or cash flows.

3.  Dividends

No cash dividends were paid during the nine months ended September 30, 2011 and 2010.

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

5.  Income Tax Provision

The Company recognized an income tax provision of $11,800 for the nine months ended September 30, 2011 compared to a net income tax benefit of $88,000 for the same period in 2010.

Income tax provision for the nine months ended September 30, 2011 was calculated as follows:

	Federal	State	Total

Current tax provision	$140,000	$23,300	$163,300
Deferred tax provision	(117,800)	(33,700)	(151,500)

	$22,200	$(10,400)	$11,800

Income tax provision (benefit) for the nine months September 30, 2010 was calculated as follows:

	Federal	State	Total

Current tax provision	$78,000	$14,100	$92,100
Deferred tax (benefit)	(140,100)	(40,000)	(180,100)

	$(62,100)	$(25,900)	$(88,000)

Income tax provision for the three months ended September 30, 2011 was calculated as follows:

	Federal	State	Total

Current tax provision	$45,200	$7,500	$52,700
Deferred tax provision	(161,600)	(46,000)	(207,600)

	$(116,400)	$(38,500)	$(154,900)

Income tax provision (benefit) for the three months ended September 30, 2010 was calculated as follows:

	Federal	State	Total

Current tax provision	$40,150	$7,050	$47,200
Deferred tax (benefit)	58,800	16,500	75,300

	$98,950	$23,550	$122,500

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns.  Deferred tax assets and liabilities are adjusted for income tax rate changes.  Deferred income tax assets have been offset by a valuation allowance of $1,710,000 as of September 30, 2011.  Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

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

8.  Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate.  The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group.  Royalties on oil and gas production from this property paid to the investor group approximated $176,000 during the nine months ended September 30, 2011 and $154,000 during the nine months ended September 30, 2010.

9.  Stock Based Compensation

The Company issued warrants and options to purchase common shares of the Company as compensation for consulting and Board of Directors services.  The value of warrants and options issued for compensation are accounted for as a non-cash expense to the Company at the fair value of the warrants and options issued.  The Company values the warrants and options at fair value as calculated by using the Black-Scholes option-pricing model.  As of September 30, 2011 the Company has $0 in unamortized stock based compensation related to outstanding options and warrants.

The following table summarizes the warrant and option activity for the nine months ended September 30, 2011:

	Number of
(Unaudited)	Warrants and Options	Weighted-Average Exercise Price

Outstanding, December 31, 2010	25,000	$3.20
Granted	10,000	5.40
Exercised	(10,000)	3.20
Cancelled	—	—
Outstanding, September 30, 2011	25,000	$4.08

On March 1, 2011, a consultant exercised 10,000 warrants under “cash-less” exercise provisions of the warrant agreement.

The following summarizes the warrants issued, outstanding and exercisable as of September 30, 2011:

Grant Date	November, 2008
Strike Price	$3.20
Expiration Date	November, 2011
Warrants Remaining	15,000
Proceeds if Exercised	$48,000

The following summarizes the options issued, outstanding and exercisable as of September 30, 2011:

Grant Date	June 2, 2011
Strike Price	$5.40
Expiration Date	June 1, 2016
Options Remaining	10,000
Proceeds if Exercised	$54,000

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

Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.  Included in this category is the Company's determination of the value of its asset retirement obligation liability.  The obligation has increased $38,572 during the nine months ended September 30, 2011 as a result of normal accretion expense and the drilling of a new well.

The carrying amount of our cash and equivalents, short term investments, accounts receivable, accounts payable and accrued expenses reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP (for example, when there is evidence of impairment). The amounts below represent only balances measured at fair value during the period presented and still held as of the reporting date.  These balances appear as a component of the “Oil and Gas Properties and Equipment” and “Accumulated Depletion, Depreciation, Amortization and Valuation Allowances” captions on the balance sheet.

	At and for the period ended September 30, 2011:
	Total	Level 1	Level 2	Level 3	Total Valuation
Oil and gas properties and equipment	$897,000	$--	$--	$224,000	$(673,000)

Oil and gas properties and equipment held and used with a carrying amount of $897,000 were written down to their fair value of $224,000, resulting in a valuation charge of $673,000, which was included in earnings for the period.  The fair value of these long-lived assets held and used was calculated based upon discounted cash flow projections.  These projections incorporate management's assumptions about future cash flows based upon past experience and future expectations.  The expected cash flows are then discounted using a discount rate that the Company believes is commensurate with the risks involved.

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

There are no legally restricted assets for the settlement of asset retirement obligations.  A reconciliation of the Company's asset retirement obligations from the periods presented, are as follows:

Balance at December 31, 2010	$1,235,193
Incurred during the period	—
Additions for new wells	11,779
Accretion expense	26,793
Balance at September 30, 2011	$1,273,765

13.  Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 30, 2011 through the date these unaudited financial statements were issued.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2011, crude oil prices have increased by $13.45 per barrel.

In an effort to increase oil production volumes, Pyramid is pursuing a range of drilling opportunities on its core properties in Kern County, California. The Company expects to drill a new well in its productive Cameras Creek field in early 2012. Pyramid was previously evaluating re-drill opportunities on two existing wells in its Mountain View area. However, in light of very tight contract rig availability, management has determined it will initially focus on new wells, and will reassess re-entry opportunities when contract rigs become more accessible.

During the third quarter, the Company continued efforts to mitigate the technical challenges on the Pike 1-H, a horizontal well drilled during the first quarter of 2011 with joint-venture partner Victory Oil Company. After encouraging test results, the well has failed to produce the oil volumes expected and has not responded favorably to a range of stimulation efforts. The Company therefore recorded a valuation allowance of $673,000 against the costs of drilling the Pike 1-H, which is currently producing approximately 5 barrels of oil per day. Pyramid and Victory have maintained a strong working relationship and may consider additional joint-venture opportunities in the future.

Pyramid has maintained a strong balance sheet and working capital position, and management continues to seek and evaluate opportunities within the energy sector to enhance the value of the Company.  Pyramid's growth during the balance of 2011 will be highly dependent on the level of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled.  The Company's future capital investment program may be modified due to exploration and development successes or failures, market conditions and other variables.  The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2011.  The Company retains outside consultants to assist the Company in maintaining compliance with these regulations.  The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations.  The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined.  Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2011
COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2010

REVENUES

The increase in oil and gas sales of $312,878 is due primarily to higher average sales prices for the third quarter of 2011.  The average sales price of the Company's oil and gas for the third quarter of 2011 increased by approximately $31.80 per equivalent barrel when compared to the same period of 2010.  The Company's net revenue share of crude oil production/sales decreased by approximately 1,600 barrels for the third quarter of 2011.

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

OPERATING EXPENSES

Operating expenses increased by $34,508 for the third quarter of 2011.  The cost to produce an equivalent barrel of crude oil during the third quarter of 2011 was approximately $31.35 per barrel, an increase of approximately $5.57 per barrel when compared with production costs for the third quarter of 2010.  The increase in lease operating expenses is caused by many factors.  These include higher costs for labor, pump repairs, equipment fuel and equipment rental.  This was offset by lower costs for parts and supplies.

Labor costs increased by $19,133 due primarily to additional overtime hours worked during the third quarter of 2011 when compared with the same period of 2010.  Down-hole pump repairs increased by $11,894 due to higher maintenance activities for the third quarter of 2011.  Equipment fuel costs increased by $11,283 due primarily to an increase in average fuel costs for the gasoline and diesel used by the Company’s vehicles and production equipment. Equipment rental costs increased by $9,958 due primarily to higher costs on the Pike lease.  The Company leased the surface pumping unit and a crude oil storage tank for the new 1-H well that was drilled in the first quarter of 2011.  Parts and supplies were lower by $19,170 due to lower maintenance activities for the third quarter of 2011.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $26,745 for the third quarter of 2011 when compared with the same period for 2010.  Accounting services increased by $25,943 due primarily to higher fees for audit services, tax consulting and tax preparation.  Legal services increased by $16,944 due primarily to the filing of a Registration Statement on Form S-8 that was filed in the third quarter of 2011.  This was offset by lower fees for consulting services.  Consulting services decreased by $16,320 due to lower fees for consulting geologists.  In 2010, the Company retained a geologist to review its oil and gas properties for future well locations.  That project was completed in 2010.

STOCK BASED COMPENSATION

On September 15, 2010, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded stock based compensation of $113,500 (25,000 shares at $4.54 per share).

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by $32,353 for the third quarter of 2011, when compared with the same period for 2010.  The increase is due primarily to an increase in depletion of the Company’s oil and gas properties.  The increase in depletion is due primarily to an increase in the depletion rate per barrel on the Santa Fe and the Anderson oil producing properties for 2011.  The depletion rate for these properties increased for 2011 due to a decrease in oil and gas reserves at December 31, 2010.

VALUATION ALLOWANCES

During the third quarter of 2011, the Company recorded a valuation allowance of $673,000 against the cost of drilling the Pike 1-H well.  The Pike 1-H well was drilled in the first quarter of 2011 and has not responded favorably to efforts by the Company to stimulate production from this well.  The well is currently producing approximately 5 barrels per day.  The Company’s share of the production from this well is approximately 3.4 barrels per day.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

REVENUES

The increase in oil and gas sales of $958,075 is due primarily to higher average sales prices for the nine months ended September 30, 2011.  The average sales price of the Company's oil and gas for the nine months ended September 30, 2011 increased by approximately $29.50 per equivalent barrel when compared to the same period of 2010.  The Company's net revenue share of crude oil production/sales decreased by approximately 3,500 barrels for the nine months ended September 30, 2011.

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

OPERATING EXPENSES

Operating expenses increased by $117,741 for the nine months ended September 30, 2011.  The cost to produce an equivalent barrel of crude oil during the nine months ended September 30, 2011 was approximately $31.04 per barrel, an increase of approximately $5.06 per barrel when compared with production costs for the same period of 2010.  The increase in lease operating expenses is caused by many factors.  These include higher costs for labor, equipment fuel, contract operations, chemicals, equipment repair and maintenance, equipment rental, utilities and outside services.  These were offset by lower costs for parts and supplies and waste water disposal.

Labor costs increased by $44,904 due primarily to an increase in overtime hours worked during the nine months ended September 30, 2011 when compared with the same period of 2010.  Equipment fuel costs increased by $24,910 due primarily to an increase in average fuel costs for gasoline and diesel used by the Company’s vehicles and production equipment.  Contract operations increased by $21,190 due primarily to higher operating costs on the Wyoming joint venture operations due to workovers on certain wells.  Chemical costs increased by $19,446 due to higher volumes of chemical usage on a number of the Company’s oil and gas properties.  Equipment repair and maintenance costs increased by $17,227 due primarily to higher levels of maintenance on the Company’s production equipment, pickups and trucks.

Equipment rental costs increased by $17,220 due primarily to higher costs on the Pike lease.  The Company leased the surface pumping unit and a crude oil storage tank for the new 1-H well that was drilled in the first quarter of 2011.  Utilities increased by $12,388 due primarily to higher costs for electricity to power wells and other oilfield related facilities.  Utilities increased due primarily to higher electric rates charged by the utility company that provides the electrical power.  Utilities also increased on the Pike lease due to the new pumping unit on the Pike 1-H well.  Outside services increased by $10,634 due primarily to charges for the Miller and Pike leases.  The Company engaged a third-party contractor to clear the surface area of the Miller fee property.

Parts and supplies decreased by $37,475 due to lower maintenance activities for the first nine months ended September 30, 2011.  Waste water disposal costs decreased by $17,814 for the nine months ended due to lower costs on the Delaney Tunnell lease.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $12,582 for the nine months ended September 30, 2011 when compared with the same period for 2010.  Accounting services increased by $40,453 due to  fees paid ($19,575) to a third-party individual to assist with the training and implementation of a new oil and gas accounting software that was effective January 1, 2011.  Audit fees were higher by $12,931 and tax consulting and tax preparation services were higher by $9,044.  Directors and officer’s liability insurance increased by $25,313, directors and officers liability insurance was not effective until October 1, 2010.  Legal fees increased by $12,309 due primarily to the filing of a Registration Statement on Form S-8 that was filed in the third quarter of 2011.  These were offset by lower costs for consulting services and other office expenses.  Consulting services declined by $54,115 due to lower fees for consulting geologists.  In 2010, the Company retained a geologist to review its oil and gas properties for future well locations.  That project was completed in 2010.

STOCK BASED COMPENSATION

Effective June 2, 2011, the Company’s board of directors approved the issuance of options to purchase 5,000 shares of the Company’s common stock to the Company’s two outside directors.  These options vest immediately and must be exercised within ninety days after the director leaves office.  The Company recorded $43,743 in stock based compensation during the third quarter of 2011, based on a valuation performed using a Black-Scholes option-pricing model.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization increased by $97,516 for the nine months ended September 30, 2011, when compared with the same period for 2010.  The increase is due primarily to an increase in depletion of the Company’s oil and gas properties.  The increase in depletion of approximately $102,000 is due primarily to an increase in the depletion rate per barrel on the Santa Fe and the Anderson oil producing properties for 2011.  The depletion rate for these properties increased for 2011 due to a decrease in oil and gas reserves at December 31, 2010.  This was offset by a decline in the amortization of Texas leaseholds.  The amortization of Texas leaseholds decreased by approximately $12,000 during 2011, when compared with the same period for 2010.

VALUATION ALLOWANCES

During the third quarter of 2011, the Company recorded a valuation allowance of $673,000 against the costs of drilling the Pike 1-H well.  The Pike 1-H well was drilled in the first quarter of 2011 and has not responded favorably to efforts by the Company to stimulate production from this well.  The well is currently producing approximately 5 barrels per day.  The Company’s share of the production from this well is approximately 3.4 barrels per day.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $731,474 for the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, operating activities provided cash of $1,950,268.  Cash was also provided by proceeds from the issuance of long-term debt of $55,979 and proceeds from the sale of property and equipment of $21,500.  Cash was used for capital spending of $1,137,941, acquisition of short-term investments of $100,000 and principal payments on long-term debt of $32,090.  See the Statements of Cash Flows for additional detailed information.  The Company had available a line of credit of $500,000 and short-term investments of $3,190,618 at September 30, 2011 that provided additional liquidity during the first nine months of 2011.

IMPACT OF CHANGING PRICES

The Company’s revenue is affected by crude oil prices paid by the major oil companies.  Average crude oil prices for the nine months ended September 30, 2011 increased by approximately $29.50 per equivalent barrel when compared with the same period of 2010.  The Company cannot predict the future course of crude oil prices.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1 - Certification of the Registrant's Principal Executive Officer  under Exchange Act Rules 13a-14(a) and 15-d-14(a), as adopted  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of the Registrant's Principal Financial Officer under Exchange Act Rules 13a-14(a) and 15-d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of the Registrant's Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of the Registrant's Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 - The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (1) Balance Sheets as of September 30, 2011 and December 31, 2010;  (2) Income Statements for the three and nine months ended September 30, 2011 and 2010;  (3) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010;  and (4) Notes to Financial Statements. *

*
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

PYRAMID OIL COMPANY
(registrant)

Dated: November 11, 2011	JOHN H. ALEXANDER
John H. Alexander
President

Dated: November 11, 2011	LEE G. CHRISTIANSON
Lee G. Christianson
Chief Financial Officer