Form 10-K
period 2011-12-31
PYRAMID OIL CO
filed 2012-03-30
CIK 81318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

Commission File Number 001-32989

PYRAMID OIL COMPANY

(Exact Name of registrant as specified in its charter)

CALIFORNIA	94-0787340
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2008 – 21st. Street. P.O. Box 832, Bakersfield, California	93302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(661) 325-1000

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Common Stock	NYSE AMEX
(Title of each class)	(Name of each exchange on which registered)

Securities registered under Section 12 (g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value on June 30, 2011, (the last business day of the registrant's most recently completed second fiscal quarter) of the voting shares held by non-affiliates was approximately $12,482,000 based on the closing sales price of the registrant's Common Stock on such date.

At March 30, 2012, there were 4,683,853 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

PYRAMID OIL COMPANY

2011 FORM 10-K ANNUAL REPORT

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

Pyramid acquires interests in land and producing properties through acquisition and lease on which it drills and/or operates crude oil or natural gas wells in efforts to discover and/or to produce oil and gas. Crude oil and natural gas produced from these properties are sold to various refineries and pipeline companies. The majority of all oil and gas properties that Pyramid owns and operates, is for its own account. Pyramid also participates in specific joint ventures with other companies in the development of oil and gas properties. Pyramid’s interests in these properties will vary depending on the availability of said interests and their locations. Although the Company owns some minor oil and gas interests in New York, Texas and Wyoming, all of the Company's operations and major revenue producing properties are in California.

The Company's executive offices are located at 2008-21st Street, Bakersfield, California, 93301, telephone (661) 325-1000, facsimile (661) 325-0100.

Description of Business - Oil and Gas Operations

Exploration and Development.

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

Oil and Gas Production Operations.

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. Nine of these properties were not operated during 2011. All of these properties were shut-down before January 1, 2011. No other properties were shut-down during 2011. Most of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. There are no proved reserves attributed to these properties at December 31, 2011. All of the shut-down properties had been written-down in prior periods.

During 2011, the Company operated 18 leases within California, 16 of these leases had total annual gross oil production exceeding 1,000 barrels per lease. Production activities primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Occasionally, the Company drills new wells or redrills existing wells on properties owned by the Company in an attempt to increase the daily oil and gas production. In the last five years, the Company has utilized the services of outside drilling contractors for drilling new wells and redrilling existing wells. Maintenance and repairs of existing wells to maintain or increase oil and gas production are carried out by Company personnel on a continuing basis. Most maintenance and repair work is performed with Company rigs.

Economic factors associated with the price of oil and gas and the productive output of wells determines the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 122 wells, and of these, approximately 53 were in operation during 2011. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming, Texas and New York.

Marketing of Crude Oil and Natural Gas.

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 50% and 47%, respectively, of the Company’s crude oil and gas sales in 2011. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. ConocoPhillips, and its predecessors, and Kern Oil have been customers of the Company for over twenty years. Natural gas is sold to companies in the area of operations. The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year.

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

Other

The Company employed twelve full-time and two part-time people as of December 31, 2011. Three full-time and two part-time people were office or administrative personnel, and the rest were field personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union contract.

The Company had no material research and development costs for the three years ended December 31, 2011.

All of the Company's revenues during 2011 were derived from domestic sources.

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

Risks Related to the Company’s Common Stock

The value of the company's common stock may be adversely affected by market volatility.

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

The company's ability to raise capital in the future may be limited, and the Company's failure to raise capital when needed could prevent the company from executing its growth strategy.

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

The general business description and the description of the Company's oil and natural gas operations are described on page 4 under Item 1. Business. Information required by Subpart 1200 of Regulation S-K (Disclosure by Registrants Engaged in Oil and Gas Producing Activities) is also contained in Item 1. and in Item 8. Financial Statements and Supplementary Data, Supplemental Information - Oil and Gas Producing Activities on pages 52 to 56. The preceding information is incorporated by reference into this Item 2.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company had proved undeveloped reserves of 44,700, 77,700, 96,000, and 9,500 at December 31, 2011, 2010, 2009 and 2008, respectively. The Company had no significant proved undeveloped properties at December 31, 2007.

The Company had proved undeveloped reserves of 44,700 barrels of crude oil at December 31, 2011. These reserves are attributable to two wells that the Company plans to drill in 2012. The Company projects that it will cost approximately $1,281,000 to drill and complete these wells in 2012. One of these wells the Santa Fe #20 well, was drilled and completed in the first quarter of 2012.

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

The Company had proved undeveloped reserves of 79,600 barrels of crude oil at December 31, 2007. These reserves are attributable to two wells that the Company planned to drill in 2008. The Company drilled one of these wells, a development well, in 2008 on the Santa Fe lease. This well was completed and placed on production in 2008. The production results from this well were non- economic and the well was shut-in during 2008. The costs to drill and complete this well were approximately $645,000. A valuation allowance was recorded in 2008 against the costs of this well. The other well that was forecast to be drilled in 2008 was not drilled. The Company reduced its capital budget in 2008 due to lower crude oil sales prices that were experienced during 2008. The reserves for this well were not carried forward into 2009 reserves.

The Company has no material amounts of proved undeveloped reserves that have remained undeveloped for five years or more after disclosure as proved undeveloped reserves.

(b) Oil and Gas Properties

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties were assembled by MHA Petroleum Consultants, LLC, independent petroleum engineers, and are as follows:

	Crude Oil	Natural Gas
	(Bbls)	(MCF)

December 31, 2011	546,000	42,000
2010	538,000	44,000
2009	506,000	81,000
2008	471,000	155,000
2007	806,000	331,000

The Company’s estimated future net recoverable oil and gas reserves, noted in the above table, have not been filed with any other Federal authority or agency since January 1, 2011.

Using the 12 month average of the first-of-the-month oil and gas prices and 12 month average of lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $18,439,000 at December 31, 2011, $13,068,000 at December 31, 2010, $9,158,000 at December 31, 2009, $4,106,000 at December 31, 2008, and $27,414,000 at December 31, 2007.

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

Internal Controls over Reserve Estimation

Our proved reserve information as of December 31, 2011 included in this Annual Report on Form 10-K was estimated by our independent petroleum consultant, MHA Petroleum Consultants, LLC, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. For the company's estimation procedures, credentials and statement of independence, see the MHA Petroleum Consultants, LLC, report filed herein on Exhibit 99.1. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. MHA Petroleum Consultants, LLC, and their predecessors have been preparing the Company's reserve information for over twenty years and thus, are very familiar with the Company's operations and their oil and gas properties.

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

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows:

	2011	2010	2009	2008	2007

Crude oil (Bbls)	55,000	60,000	57,000	65,000	67,000
Natural gas (MCF)	9,000	9,000	5,000	5,000	5,000

Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

	2011	2010	2009	2008	2007

Sales price:
Crude oil	$104.78	$77.10	$57.16	$93.47	$67.83

Natural gas	$3.87	$4.37	$4.02	$7.94	$7.16

Production costs	$33.00	$26.60	$24.20	$27.20	$24.00

The average selling price of the Company’s crude oil at December 31, 2011, was approximately $106.69 per barrel and the average selling price of the Company’s natural gas at December 31, 2011, was approximately $3.28 per MCF.

As of December 31, 2011, Pyramid had the following gross and net position in wells and proved acres:

	WELLS		PROVED ACRES
	Gross (1)	Net (1)	Gross (2)	Net (2)
Oil	127	126	9,141	1,762
Natural Gas	22	7	12,246	4082
	149	133	21,387	5,844

(1)	"Gross wells" represent the total number of wells in which the Company has a working interest. "Net wells" represent the number of gross wells multiplied by the percentage of the working interests therein held by the Company.

(2)	"Gross acreage" represents all acres in which the Company has a working interest. "Net acres" represent the aggregate of the working interests of the Company in the gross acres.

The company drilled two wells in 2011, the Pike 1-H well and the Jacoby-Potter Unit #1 well. Both of these wells were drilled jointly with different partners on each well. Both of these wells were drilled in the first quarter of 2011. The Company is the operator of the Pike 1-H well. The Company’s share of the costs of drilling the Pike well was $897,000. This well was written down by $673,000 during 2011 because the production from the well was lower than projected. The write-down was based on the Company’s share of projected future net cash flows for the well. The Jacoby-Potter well was drilled by the joint venture in Texas. The Company participated as one of the non-operators in the drilling of this well. The Company’s share of the costs for drilling this well were $54,000. This well was abandoned as a dry-hole. The Company recorded a valuation allowance of $54,000 during 2011 for this well.

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

As of December 31, 2011, Pyramid held positions in unproven acreage in the following locations:

	ACRES
	Gross	Net
New York

Mount Morris and Livingston Counties	34,800	9,788

Texas

McMullen County	5,700	713

(c) Real Property Owned

Pyramid owned the following real property as of December 31, 2011, all located in California.

County of Kern
Mullaney yard	20 acres
Miller property	112 acres
Ranton property	80 acres

City of Bakersfield	3 lots

Located on the three lots of real property in the city of Bakersfield is the Company’s executive offices. This property was acquired by the Company in 1986. The office building located on this property is a one story structure with approximately 4,200 square feet and is in good condition.

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

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Pyramid is traded on the NYSE Amex under the symbol "PDO". The following are high and low sales prices for each quarter of 2011 and 2010, and reflect inter-dealer prices without retail markup, markdown or commission.

	High	Low

Fiscal Quarter Ending 2011
March 31,	$8.4500	$5.1700
June 30,	7.0300	4.5100
September 30,	5.3400	3.6000
December 31,	4.5300	3.4100

Fiscal Quarter Ending 2010
March 31,	5.5300	4.0000
June 30,	7.7000	3.7400
September 30,	5.2500	4.3400
December 31,	5.6800	4.2700

At December 31, 2011, the Company had 221 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company did not repurchase any securities during 2011, or issue any securities during 2011 that were not registered under the Securities Act of 1933.

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

	Years Ended December 31,
	(In thousands except per share data)
	2011	2010	2009	2008	2007

Statement of Operations Data

Total Revenue	$5,690	$4,836	$3,312	$6,611	$4,945
Income from Operations	1,161	53	(537)	1,094	1,767
Net Income (Loss)	1,095	246	(189)	1,514	1,495
Net Income (Loss) per Share Basic and Diluted	$0.23	$0.05	$(0.04)	$0.32	$0.32
Weighted Average Number of Basic Shares Outstanding	4,684	4,678	4,678	4,678	4,678

Balance Sheet Data

Cash and Cash Equivalents	$2,763	$1,536	$1,439	$1,794	$618
Short-term Investments	3,200	3,059	3,344	2,789	1,479
Total Assets	11,882	10,630	10,142	10,277	8,460
Notes Payable	55	40	21	45	71
Stockholders' Equity	9,881	8,742	8,373	8,352	6,604
Total Liabilities and Stockholders' Equity	11,882	10,630	10,142	10,277	8,460

Per Share Data

Net Book Value per
Common Share	$2.11	$1.87	$1.79	$1.79	$1.41
Common Shares Outstanding	4,684	4,678	4,678	4,678	4,678

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of Changing Prices

Average prices increased by approximately $28.74 per equivalent crude oil and gas barrel sold during 2011 as compared with average prices for 2010. In 2011 there were 248 separate crude oil price changes, as compared with 245 price changes in 2010. The difference between the highest ($123.35) and lowest ($86.70) posted prices in 2011 was $36.65 per barrel. By comparison, this same differential in 2010 was $25.25 per barrel.

Liquidity and Capital Resources

The Company had cash and short-term investments of $5,963,000 at December 31, 2011, for a net increase of $1,369,000, when compared to December 31, 2010. Short-term investments consist of certificates of deposit having original maturities of three months or more. During 2011, operating activities generated cash of $2,497,000. During 2011, cash was consumed by the purchase of short-term investments of $100,000, capital spending of $1,164,000 and principal payments on the Company's long-term debt totaling $42,000. During 2011, cash was provided by proceeds from the sale of fixed assets of $21,500 and proceeds from the issuance of long term debt of $56,000. The components of the changes in cash for 2011 are described in the Statements of Cash Flows included in Item 8 of this Form 10-K. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. A $500,000 line of credit, unused at December 31, 2011, also provided additional liquidity during 2011.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended December 31, 2012. In addition to its current assets, the Company also has a credit facility for $500,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during fiscal year 2012 are based on the following:

As of December 31, 2011, the amount of cash, cash equivalents, and short-term investments was equal to $5,963,000 in the aggregate.

As of December 31, 2011, the Company had approximately $7,176,000 in current assets, and $700,000 of current liabilities.

As of December 31, 2011, the Company had long-term debt of $22,000 (net of current maturities).

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

The Company drilled two joint-venture wells in 2011. The Company drilled two new wells and re-drilled two existing wells in 2010. The Company participated as a non-operator in the drilling of a natural gas well in Texas during 2009. The Company drilled two wells in the years ended December 31, 2008 and 2007.

The Company's proved developed producing crude oil reserves increased by approximately 41,600 barrels at December 31, 2011. The increase in crude oil reserves is due primarily to revisions of previous estimates. The increase in reserves due to revisions of estimates is due primarily to higher net average crude prices (after production taxes and operating expenses) for 2011. Certain oil and gas properties recoverable reserves and net revenues increased due to the higher net average prices.

The Company's proved developed producing crude oil reserves increased by approximately 49,500 barrels at December 31, 2010. The increase in crude oil reserves is due primarily to revisions of previous estimates. The increase in reserves due to revisions of estimates is due primarily to higher net average crude prices (after production taxes and operating expenses) for 2010. Certain oil and gas properties recoverable reserves and net revenues increased due to the higher net average prices.

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

Certain properties that the Company owns have become uneconomic and have been shut-down. When these properties are not operated, any reserves that could be assigned to these properties are not included in the year-end engineering report of total Company reserves. Another major factor that directly affects the Company's future reserve base is the price of crude oil at December 31, of any given year. The year-end price of oil and gas has a significant impact on the estimated future net recoverable oil and gas reserves from proved developed properties. At certain depressed price levels, some of the Company's oil and gas properties are not economical to operate and thus its year-end engineering reserve reports do not assign any oil and gas reserves to these properties. Conversely, if year-end prices should increase to a certain level, the reserves on these leases would be economic to produce and would increase the Company's reserves.

Forward-Looking Information

Looking forward into 2012, crude oil prices have increased by approximately $14.60 per barrel as of March 26, 2012, compared to prices at December 31, 2011. There have been 57 separate price changes since December 31, 2011.

During the first quarter of fiscal 2012, Pyramid commenced drilling operations on the Santa Fe #20 well in the Company’s Carneros Creek field in Kern County, California. Pyramid expects to complete stimulation activities on the well early in the second quarter of 2012. The well is part of an ongoing drilling program designed to increase crude oil production volumes from the Company’s core California properties. Depending on rig availability, Pyramid plans to drill up to two additional wells in Kern County during fiscal 2012.

Management also will continue to evaluate external opportunities to grow the Company, and has maintained a strong balance sheet and working capital position that could help facilitate potential future projects and transactions.

Pyramid's growth during 2012 and beyond will be highly dependant on the level of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to exploration and development successes or failures, rig availability, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells, have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2012, by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which, were not material during 2011. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect on its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results Of Operations For The Fiscal Year Ended December 31, 2011

 Compared To The Fiscal Year Ended December 31, 2010

 Revenues

Oil and Gas Sales

Revenues increased by $1,173,226 due primarily to higher average prices offset by lower crude oil production for 2011. Average prices of the Company's oil and gas sales increased by $28.74 per equivalent barrel when compared to the same period for 2010. Crude oil production/sales decreased by approximately 5,000 barrels for 2011.

Operating Expenses

Operating expenses increased by $212,677 for 2011 when compared to the same period for 2010. During 2011, the cost to produce an equivalent barrel of crude oil was $32.96 per barrel, an increase of $6.41 per barrel when compared with production costs for the same period of 2010. The increase in lease operating expenses is caused by many factors. These include higher costs for labor, contract operations, production equipment repair and maintenance, equipment fuel, chemicals, equipment rental and outside services. This was offset by lower costs for parts and supplies and waste water disposal.

Labor costs increased by $62,483 due primarily to a change in capitalized labor costs. Company labor costs are capitalized for labor activities that occur during the drilling of a new well or the redrilling of an existing well. During 2011, the Company drilled one new well and in 2010 drilled one new well and redrilled two wells. During 2010, the Company capitalized approximately $72,000 of labor costs for the drilling of these wells. In 2011, the Company capitalized approximately $14,500 of labor costs for the drilling of the one well, for a change of $57,500. Labor costs also increased due to more overtime hours worked during 2011 when compared with 2010.

Contract operations increased by $44,148 due primarily to higher operating costs on the Wyoming joint venture operations due to workovers on certain wells. Equipment repair and maintenance costs increased by $26,746 due primarily to higher maintenance levels on the Company’s production equipment, pickups and trucks. Equipment fuel costs increased by $25,391 due primarily to an increase in average fuel costs for gasoline and diesel used in the Company’s vehicles and production equipment. Chemical costs increased by $24,272 due to higher volumes and types of chemicals used on a number of the Company’s oil and gas properties.

Equipment rental costs increased by $19,932 due primarily to activities related to the Pike lease. The Company leased a surface pumping unit and a crude oil storage tank for the new 1-H well that was drilled in the first quarter of 2011. Outside services increased by $16,908 due primarily to charges for the Mabry, Miller and Pike leases. During 2011, the Company employed third-party contractor to perform a gyro survey and another contractor to perform down-hole cement work on the Mabry #1 well. During 2011, the Company engaged a third-party contractor to clear the surface area of the Miller fee property.

Parts and supplies decreased by $28,420 due to lower maintenance activities during 2011. Waste water disposal costs decreased by $27,807 during 2011 due to lower costs on the Delaney Tunnell lease.

General and Administrative Expenses

General and administrative expenses increased by $4,881 during 2011 when compared with the same period for 2010. Accounting services increased by $47,059 due to fees paid of $21,713 to a third-party individual to assist with the training and implementation of a new oil and gas accounting software that was effective January 1, 2011. Audit fees were higher by $24,181 and tax consulting and tax preparation services were higher by $5,531. Directors and officers’ liability insurance increased by $25,313. This insurance coverage was not effective until October 1, 2010. Legal fees increased by $21,717 due primarily to the filing of a Registration Statement on Form S-8 that was filed in the third quarter of 2011. These were offset by lower costs for consulting services and other office expenses. Consulting services declined by $67,036 due to lower fees for consulting geologists. In 2010, the Company retained a geologist to review its oil and gas properties for future well locations and this project was completed in 2010.

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

On September 15, 2010, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded $113,500 in stock based compensation.

Provision for Depletion, Depreciation and Amortization

The provision for depletion, depreciation and amortization increased by $32,137 for the year ended December 31, 2011, when compared with the same period for 2010. The increase is due primarily to an increase in depletion of the Company’s oil and gas properties. The increase in depletion is due primarily to an increase in the depletion rate per barrel on the Santa Fe and the Anderson oil producing properties for 2011. The depletion rate for these properties increased for 2011 due to a decrease in oil and gas reserves at December 31, 2010. This was offset by a decline in the amortization of Texas leaseholds.

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

Parts and supplies increased by $73,146 due to an increase in lease and well maintenance activities during 2010. Contract operations increased by $31,743 due primarily to increased activity on the Texas gas prospect. Waste water disposal increased by $26,770 due to higher costs at the Company's Delaney Tunnell lease. Equipment rental increased by $25,063 due primarily to maintenance activities on the Company's Mullaney lease and the rental of a crude oil storage tank for a new well that was drilled on the Anderson lease and the re-drill of the Wilson No. 3 well. The cost of chemicals increased by $21,896 due to increased usage of chemicals. Equipment fuel increased by $14,452 due to an increase in lease and well maintenance activities and higher per unit costs of fuel. Production equipment repair and maintenance increased by $14,305 due to an increase in maintenance activities.

General and Administrative Expenses

General and administrative expenses decreased by $49,779 for 2010 when compared with the same period of 2009. Accounting services decreased by $77,276 due primarily to lower audit fees. Officer’s salaries decreased by $25,000. During June of 2009, the Board of Directors approved the payment of a bonus of $25,000 to Mr. Alexander, President. No bonuses were paid during 2010. These were offset by higher costs for administrative salaries, consulting services, directors and officer’s liability insurance and computer supplies and services.

Administrative salaries increased by $24,064 due to the hiring of a part-time employee effective August 1, 2009. Consulting services increased by $13,886 due to fees paid to a third-party geologist that is reviewing the Company's oil and gas properties for potential well drilling locations. Director’s and officer’s liability insurance premiums increased by $7,838. Computer supplies and services increased by $6,337.

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

CRITICAL ACCOUNTING POLICIES

Costs Incurred in Oil and Gas Producing Activities

The Company has adopted the "successful efforts" method of accounting for its oil and gas exploration and development activities, as set forth in FASB ASC Topic 932.

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

The Company adopted FASB ASC Topic No. 360-10-15, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $751,263, $1,222,527 and $358,757 at December 31, 2011, 2010 and 2009, respectively (see Note 6 of Notes to Financial Statements included in Item 8 of this Form 10-K). The accumulated impairment reserve was $4,743,220 and $3,991,960 at December 31, 2011 and 2010, respectively.

Depletion, Depreciation, and Amortization

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2011, 2010 and 2009 were $24.27, $28.89 and $14.97, respectively.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) which amends ASC Topic 820, Fair Value Measurement.  ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The update clarifies the application of existing fair value measurement requirements.  The update also requires reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. ASU 2011-04 is effective during interim and annual period beginning after December 15, 2011.  Early adoption is not permitted. The adoption of this guidance will not have any impact on our results of operations and financial position.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which amends ASC Topic 220, Comprehensive Income.  ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance in ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not have any impact on our results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment”. This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We don’t expect to have an impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The adoption of this guidance will not have any impact on our results of operations and financial position.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8 - Financial Statements and Supplementary Data

PYRAMID OIL COMPANY

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28

FINANCIAL STATEMENTS:

Balance sheets - December 31, 2011 and 2010	29

Statements of operations - years ended December 31, 2011, 2010 and 2009	31

Statements of shareholders' equity -
years ended December 31, 2011, 2010 and 2009	32

Statements of cash flows - years ended December 31, 2011, 2010 and 2009	33

Notes to financial statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pyramid Oil Company

Bakersfield, California

We have audited the balance sheets of Pyramid Oil Company (“the Company”) as of December 31, 2011 and 2010, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

SINGERLEWAK LLP

Los Angeles, California

March 30, 2012

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	December 31,
	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$2,762,676	$1,535,532
Short-term investments	3,200,364	3,058,528
Trade accounts receivable (net of reserve for doubtful accounts of $4,000 in 2011 and 2010)	549,476	508,457
Joint interest billing receivable	6,019	—
Income taxes receivable	21,169	—
Crude oil inventory	118,156	86,361
Prepaid expenses and other assets	255,846	230,876
Deferred Income taxes	262,500	245,100

TOTAL CURRENT ASSETS	7,176,206	5,664,854

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful efforts method)	19,124,558	18,101,529
Capitalized asset retirement costs	401,242	389,463
Drilling and operating equipment	1,956,371	1,946,805
Land, buildings and improvements	1,073,918	1,066,571
Automotive, office and other property and equipment	1,192,118	1,182,613
	23,748,207	22,686,981
Less - accumulated depletion, depreciation, amortization and valuation allowances	(20,091,655)	(18,687,908)
TOTAL PROPERTY AND EQUIPMENT	3,656,552	3,999,073

OTHER ASSETS
Deferred income taxes	781,600	708,500
Deposits	250,000	250,000
Other assets	17,380	7,380
TOTAL OTHER ASSETS	1,048,980	965,880

TOTAL ASSETS	$11,881,738	$10,629,807

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2011	2010
CURRENT LIABILITIES:
Accounts payable	$88,494	$73,374
Accrued professional fees	142,990	122,506
Accrued taxes, other than income taxes	77,471	63,361
Accrued payroll and related costs	51,252	60,365
Accrued royalties payable	224,810	193,052
Accrued insurance	82,428	86,888
Accrued income taxes	—	12,800
Current maturities of long-term debt	32,285	13,473

TOTAL CURRENT LIABILITIES	699,730	625,819

LONG-TERM DEBT, net of current maturities	22,330	26,946

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,278,889	1,235,193

TOTAL LIABILITES	2,000,949	1,887,958

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value
Authorized - 10,000,000 shares
Issued and outstanding – none	—	—
Common stock, no par value (Note 5, 11, 12 and 13)
Authorized - 50,000,000 shares
Issued and outstanding - 4,683,853 shares
and 4,677,728 shares at December 31, 2011
and December 31, 2010, respectively	1,682,971	1,639,228
Retained earnings	8,197,818	7,102,621
TOTAL SHAREHOLDERS’ EQUITY	9,880,789	8,741,849

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$11,881,738	$10,629,807

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010	2009
REVENUES:
Oil and gas sales	$5,688,437	$4,515,211	$3,311,895
Gain on sales of property and equipment	1,512	320,556	—
	5,689,949	4,835,767	3,311,895
COSTS AND EXPENSES:
Operating expenses	1,789,569	1,576,892	1,411,721
General and administrative	879,779	874,899	924,676
Stock based compensation	43,743	123,283	209,935
Taxes, other than income and payroll taxes	137,163	128,351	147,724
Provision for depletion, depreciation, and amortization	735,231	703,094	639,738
Valuation allowances	751,263	1,222,527	358,757
Accretion expense	45,314	34,955	41,618
Other costs and expenses	147,330	118,043	115,164
	4,529,392	4,782,044	3,849,333
OPERATING INCOME (LOSS)	1,160,557	53,723	(537,438)

OTHER INCOME (EXPENSE):
Interest income	49,863	43,601	75,427
Other income (expense)	500	(14,061)	14,400
Interest expense	(3,020)	(300)	(1,313)
	47,343	29,240	88,514

INCOME (LOSS) BEFORE
INCOME TAX PROVISION (BENEFIT)	1,207,900	82,963	(448,924)
Income tax provision (benefit)
Current	203,203	109,100	(195,282)
Deferred	(90,500)	(272,000)	(64,355)
	112,703	(162,900)	(259,637)

NET INCOME (LOSS)	$1,095,197	$245,863	$(189,287)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.23	$0.05	$(0.04)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.23	$0.05	$(0.04)

Weighted average number of common shares outstanding	4,683,853	4,677,728	4,677,728

Diluted average number of common shares outstanding	4,687,580	4,686,003	4,677,728

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF SHAREHOLDERS' EQUITY

	Common
	Shares			Total
	Issued and	Common	Retained	Shareholders’
	Outstanding	Stock	Earnings	Equity

Balances, December 31, 2008	4,677,728	$1,306,010	$7,046,045	$8,352,055

Severance award agreement		209,935		209,935

Net (loss)			(189,287)	(189,287)

Balances, December 31, 2009	4,677,728	1,515,945	6,856,758	8,372,703

Severance award agreement		113,500		113,500

Stock based compensation		9,783		9,783

Net income			245,863	245,863

Balances, December 31, 2010	4,677,728	1,639,228	7,102,621	8,741,849

Stock based compensation		43,743		43,743

Shares issued on exercise of options	6,125

Net income			1,095,197	1,095,197

Balances, December 31, 2011	4,683,853	$1,682,971	$8,197,818	$9,880,789

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,095,197	$245,863	$(189,287)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Provision for depletion, depreciation, and amortization	735,231	703,094	639,738
Valuation allowances	751,263	1,222,527	358,757
Accretion expense	45,314	34,955	41,618
Gain on sale of property and equipment	(1,512)	(320,556)	—
Loss on retirement of fixed assets	—	18,228	—
Stock based compensation	43,743	123,283	209,935
Deferred income taxes	(90,500)	(272,000)	(64,355)
Asset retirement obligations	(1,618)	—	—

Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and interest receivable	(68,207)	(8,222)	(286,648)
(Increase) decrease in crude oil inventory	(31,795)	(23,601)	19,265
(Increase) decrease in prepaid expenses	(24,970)	(62,181)	17,458
(Increase) decrease in other assets	(10,000)	9,633	—
Increase (decrease) in accounts payable and accrued liabilities	55,099	56,999	(173,790)

Net cash provided by operating activities	2,497,245	1,728,022	572,691

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(1,163,961)	$(2,258,033)	$(347,866)
Payments to acquire short-term investments	(100,000)	(550,000)	(500,000)
Decrease (increase) in short-term investments	(41,836)	155,533	(54,962)
Proceeds from redemption of short-term investments	—	680,000	—
Proceeds from sale of property and equipment	21,500	320,556	—

Net cash used in investing activities	(1,284,297)	(1,651,994)	(902,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans to employees	(1,300)	(3,400)	(3,800)
Proceeds from issuance of long-term debt	55,979	40,419	—
Principal payments from loans to employees	1,300	4,300	3,100
Principal payments on long-term debt	(41,783)	(20,640)	(23,901)

Net cash provided by (used in) financing activities	14,196	20,679	(24,601)

Net increase (decrease) in cash and cash equivalents	1,227,144	96,707	(354,738)

Cash and cash equivalents at beginning of year	1,535,532	1,438,825	1,793,563

Cash and cash equivalents at end of year	$2,762,676	$1,535,532	$1,438,825

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for interest	$3,020	$300	$1,313

Cash paid during the year for income taxes	$216,874	$1,000	$168,814

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

1.  Significant Accounting Policies

  Nature of Operations

Pyramid Oil Company (the Company), a California Corporation, has been in the oil and gas business continuously for 102 years since it was incorporated on October 9, 1909. The Company is in the business of exploration, development and production of crude oil and natural gas. The Company operated and has interests in 27 oil and gas leases in Kern and Santa Barbara Counties in the State of California. The Company also owns oil and gas interests in Wyoming, Texas and New York that it does not operate. The Company grants short-term credit to its customers and generally receives payment within 30 days.

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

  Cash and Cash Equivalents

Cash and cash equivalents principally consist of demand deposits and certificates of deposits having original maturities of three months or less. At December 31, 2011, the Company had approximately $1,200,000 of cash and cash equivalents that were not fully insured by the FDIC.

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

DECEMBER 31, 2011

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

The Company adopted FASB ASC Topic No. 360-10-15, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $751,263, $1,222,527 and $358,757 at December 31, 2011, 2010 and 2009, respectively (see Note 6). The accumulated impairment reserve was $4,743,220 and $3,991,960 at December 31, 2011 and 2010, respectively.

  Joint Venture Investments

The Company participates in two joint ventures as a non-operator. The properties are located in New York and Texas, both are primarily gas properties. The Company has a minority interest in both joint ventures. The Company's interest in the New York gas wells range from 19 to 38 percent. The Company's interest in the Texas joint venture wells range from 3.125 to 6.25 percent. The Company records its share of revenues, expenses and capital costs as provided to the Company by the joint-venture operators. The accounting policies for the joint venture properties are consistent with the accounting policies that the Company uses for its wholly-owned properties.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

  Depletion, Depreciation, and Amortization

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2011, 2010 and 2009 were $24.27, $29.89 and $14.97, respectively.

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

DECEMBER 31, 2011

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

The Company adopted the provisions of FASB ASC Topic No. 740-10-25,” Accounting for Uncertainty in Income Taxes”, on January 1, 2007 (ASC 740-10-25). As a result of the implementation of ASC 740-10-25, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740-10-25. As a result of the implementation of ASC 740-10-25, the Company recognized no material adjustments to liabilities or stockholders equity.

The Company files income tax returns in the U.S. Federal jurisdiction, and California, Texas and New York states. With few exceptions, the Company is no longer subject to U.S. Federal tax examination for the years prior to 2008. State jurisdictions that remain subject to examination range from 2007 to 2010. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2011.

  Concentration of Credit Risk

The Company sells its crude oil to ConocoPhillips and Kern Oil & Refining, accounting for approximately 50%, and 47%, respectively, of the Company’s crude oil and gas sales in 2011. Crude oil sales were approximately 50% and 46% attributable to ConocoPhillips and Kern Oil and Refining, respectively at December 31, 2010. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 54% and 45% attributable to ConocoPhillips and Kern Oil and Refining, respectively at December 31, 2011. Trade receivables were approximately 48% and 52% attributable to ConocoPhillips and Kern Oil and Refining, respectively at December 31, 2010.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) which amends ASC Topic 820, Fair Value Measurement.  ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The update clarifies the application of existing fair value measurement requirements.  The update also requires reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. ASU 2011-04 is effective during interim and annual period beginning after December 15, 2011.  Early adoption is not permitted. The adoption of this guidance will not have any impact on our results of operations and financial position.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which amends ASC Topic 220, Comprehensive Income.  ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance in ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not have any impact on our results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment”. This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We don’t expect to have an impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The adoption of this guidance will not have any impact on our results of operations and financial position.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

  Reclassifications

Certain reclassifications have been made to the prior financial statements to conform to the 2011 presentation.

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

2. Fair Value Measurements

Effective January 1, 2008, the Company adopted the authoritative guidance on fair value measurements. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity. Included in this category is the Company’s valuation of its asset retirement obligation liability. The obligation increased $43,696 during the year ended December 31, 2011, as a result of normal accretion, the drilling of a new well and the retirement of one well.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with this guidance, we measure our cash equivalents and short-term investments at fair value. Our cash equivalents and short term investments are classified within Level 1. Cash equivalents and short term investments are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2011, cash equivalents and short term investments consisted of certificates of deposit measured at fair value on a recurring basis. Fair values of our certificates of deposit were $3,605,658, of which $405,294 was included in cash equivalents and $3,200,364 were included in short-term investments at December 31, 2011. Fair values of our certificates of deposit were $3,463,138, of which $404,610 was included in cash equivalents and $3,058,528 were included in short-term investments at December 31, 2010. The carrying value of accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

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

	At and for the period ended December 31, 2011:
	Total	Level 1	Level 2	Level 3	Total Valuation
Oil and gas properties and equipment	$975,000	$—	$—	$224,000	$(751,000)

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

Oil and gas properties and equipment held and used with a carrying amount of $975,000 were written down to their fair value of $224,000, resulting in a valuation charge of $751,000, which was included in earnings for the period.  The fair value of these long-lived assets held and used was calculated based upon discounted cash flow projections.  These projections incorporate management's assumptions about future cash flows based upon past experience and future expectations.  The expected cash flows are then discounted using a discount rate that the Company believes is commensurate with the risks involved.

3. Long-Term Debt and Line of Credit

Long-term debt at December 31, 2011 and 2010, is summarized as follows:

	December 31,
	2011	2010

Note payable to Ally, secured by equipment purchased with the proceeds of the loan, payable in monthly installments of $1,627 principal and interest, interest at 2.9%, final payment in 2011.	$33,283	$—

Note payable to ALLY, secured by equipment purchased with the proceeds of the loan, payable in monthly installments of $1,123 principal and interest, interest at 0.0%, final payment in 2014.	21,332	40,419
	54,615	40,419

Less - current maturities	32,285	13,473
	$22,330	$26,946

At December 31, 2011, approximately $108,000 of gross property and equipment was pledged as collateral to secure approximately $57,000 principal amount of long-term debt.

At December 31, 2011, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $500,000 through May 31, 2012. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 4.75% at December 31, 2011.

Maturities of long-term debt are as follows:

Year ending December 31,	2012	$32,285
	2013	22,330
		$54,615

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

4. Income Taxes

Income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2011	2010	2009
Federal income taxes:

Current	$174,403	$92,000	$(193,411)
Deferred	(70,350)	(211,700)	(54,975)
	104,053	(119,700)	(248,386)
State income taxes:

Current	28,800	17,100	(1,871)
Deferred	(20,150)	(60,300)	(9,380)
	8,650	(43,200)	(11,251)

Income tax provision (benefit)	$112,703	$(162,900)	$(259,637)

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

	Year Ended December 31,
	2011	2010	2009
Federal income tax expense (benefit) at statutory rate	$410,686	$28,207	$(152,634)
Statutory depletion	(320,627)	(169,589)	—
Prior period tax changes	—	—	(93,584)
State income taxes	28,800	17,100	(15,094)
Other	(6,156)	(38,618)	1,675

Income tax provision (benefit)	$112,703	$(162,900)	$(259,637)

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

The components of net deferred tax asset (liability) are as follows:

	Year Ended December 31,
	2011	2010	2009

Current deferred taxes:

Gross assets	$262,500	$245,100	$196,200
Gross liabilities	—	—	—
	262,500	245,100	196,200
Noncurrent deferred taxes:

Gross assets	2,500,300	2,474,700	2,251,600
Gross liabilities	—	—	—
Valuation allowance	(1,718,700)	(1,766,200)	(1,766,200)
	781,600	708,500	485,400

	$1,044 ,100	$953,600	$681,600

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2011	2010	2009
Accounts receivable	$1,600	$1,600	$1,600
Asset retirement obligations	500,100	482,700	466,000
Statutory depletion carryover	1,718,700	1,766,200	1,766,200
Accrued liabilities	260,900	243,500	194,600

Total deferred tax assets	2,481,300	2,494,000	2,428,400

Property and equipment	281,500	225,800	19,400
Valuation allowance	(1,718,700)	(1,766,200)	(1,766,200)
	$1,044,100	$953,600	$681,600

At December 31, 2011, a valuation allowance has been provided against the statutory depletion carryover due to the uncertainty of its future utilization.

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

At December 31, 2011, the Company has, for Federal income tax purposes, a statutory depletion carryover of approximately $4,421,000, which currently has no expiration date.

The Company adopted the provisions of FASB ASC Topic No. 740-10-25 (ASC 740-10-25), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of ASC 740-10-25, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740-10-25. As a result of the implementation of ASC 740-10-25, the Company recognized no material adjustments to liabilities or stockholders’ equity.

The Company files income tax returns in the U.S. Federal jurisdiction, and California, Texas and New York states. With few exceptions, the Company is no longer subject to U.S. Federal tax examination for the years prior to 2008. State jurisdictions that remain subject to examination range from 2007 to 2010. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2011.

5. Related-Party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $226,200, $195,000 and $188,500 in 2011, 2010 and 2009, respectively.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease. See Note 13 for discussion of severance awards entered into with Mr. Alexander.

6. Fourth Quarter Results (Unaudited)

During the fourth quarter of 2011, the Company made adjustments to the carrying value of some of one of its oil and gas properties. The Company recorded a valuation allowance in the amount of $23,879 at December 31, 2010 to reflect the change in the projected future discounted net cash flows for this property, as the result of the analysis of the Company's oil and gas reserves by independent consultants.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

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

During the fourth quarter of 2009, the Company made adjustments to the carrying value of some of its oil and gas properties. The Company recorded a valuation allowance in the amount of $358,757 as of December 31, 2009, to reflect the change in the projected future undiscounted net cash flows for the properties, as the result of the analysis of the Company's oil and gas reserves by independent consultants. The adjustment at December 31, 2009, of $358,727, is due to write-downs of the Company's investment in two natural gas wells drilled by the Texas joint venture. The economic results from the first well during 2009 and the projected future discounted net cash flows from the second well did not support the costs that had been capitalized at December 31, 2009.

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

The Company is subject to potential litigation within the normal course of business. In management's opinion, the resolution of such litigation would not have a material adverse effect upon the Company's financial position or the results of its operations. The Company did not have any pending litigation at December 31, 2011.

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

Pursuant to the employment agreement, the Company may terminate Mr. Alexander's employment with or without cause at any time before its term expires upon providing written notice. In the event the Company terminates Mr. Alexander's employment without cause, Mr. Alexander would be entitled to receive a severance amount equal to his annual base salary and benefits for the balance of the term of his employment agreement. In the event of termination by reason of Mr. Alexander's death or permanent disability, his legal representative will be entitled to receive his annual salary and benefits for the remaining term of his employment agreement. In the event of, or termination following, a change in control of the Company, as defined in the agreement, Mr. Alexander would be entitled to receive his annual salary and benefits for the remainder of the term of his agreement. In the event that Mr. Alexander is terminated the Company would incur approximately $600,000 in costs (see Note 12).

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

The Company has been notified by the United States Environmental Protection Agency (EPA) of a final settlement offer to settle its potential liability as a generator of waste containing hazardous substances that were disposed of at a waste disposal site in Santa Barbara County. The Company has responded to the EPA by indicating that the waste contained petroleum products that fall within the exception to the definition of hazardous substances for petroleum-related substances of the pertinent EPA regulations. Management has concluded that under both Federal and State regulations no reasonable basis exists for any valid claim against the Company. As such, the likelihood of any settlement is deemed remote.

8. Gain on Sale of Fixed Assets

During 2011, the Company recognized a gain of $1,512 on the sale of a Company owned vehicle. On July 28, 2010, the Company entered into a Purchase and Sale Agreement for the sale of a portion of its Texas joint venture leaseholds. Pursuant to the agreement, the Company agreed to sell to the buyers 5% of the working interest of the Company's Texas joint venture, subject to certain prior agreements and encumbrances. The purchase price for the assigned interest is $320,566. After the sale, the Company continues to own a 7.5% working interest in the assets. The Company recognized a gain on the sale of the Texas leasehold interests in the amount of $320,566. The leasehold interests had been previously fully amortized.

9. Defined Contribution Plan

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employee’s contributions up to 3% of their salaries. Contributions of $11,549, $9,521 and $10,428 were made during the years ended December 31, 2011, 2010 and 2009, respectively.

10. Asset Retirement Obligations

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

There are no legally restricted assets for the settlement of asset retirement obligations. The Company has recognized deferred tax benefits of approximately $500,100 for the asset retirement obligations as of December 31, 2011.

A reconciliation of the Company's asset retirement obligations from the periods presented, are as follows:

	December 31,
	2011	2010	2009

Beginning balance	$1,235,193	$1,193,324	$1,151,706
Incurred during the period	(13,397)	—	—
Additions for new wells	11,779	6,942	—
Accretion expense	45,314	34,927	41,618
Ending balance	$1,278,889	$1,235,193	$1,193,324

11. Stock Based Compensation

The Company issued warrants and options to purchase common shares of the Company as compensation for consulting and Board of Directors services. The value of warrants and options issued for compensation are accounted for as a non-cash expense to the Company at the fair value of the warrants and options issued. The Company values the warrants and options at fair value as calculated by using the Black-Scholes option-pricing model. As of December 31, 2011 the Company has $0 in unamortized stock based compensation related to outstanding options and warrants.

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

Risk-free interest rate	1.19%
Expected term (years)	2.0
Volatility	135%
Expected annual dividends	-
Stock price at November 13, 2008	$3.96

The following table summarizes the warrant activity for the twelve months ended December 31, 2011:

	Number of	Weighted-Average
	Warrants and Options	Exercise Price

Outstanding, December 31, 2010	25,000	$3.20
Granted	10,000	5.40
Exercised	(10,000)	(3.20)
Cancelled	—	—
Outstanding, December 31, 2011	25,000	$4.08

The following summarizes the warrants issued, outstanding and exercisable as of December 31, 2011:

Grant Date	November, 2008
Strike Price	$3.20
Expiration Date	October 31, 2012
Warrants Remaining	15,000
Proceeds if Exercised	$48,000
Call Feature	None

During 2010, the Company's Board of Directors approved the extension of the expiration date of the warrants from November of 2010 to November of 2011. The Company recorded stock based compensation of $9,783 for the period ended December 31, 2010 as a result of the extension of the expiration date of the warrants. During 2011, the Company's Board of Directors approved the extension of the expiration date of the warrants from November of 2011 to October 31 of 2012. There was no additional stock based compensation recorded for this extension.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

The following summarizes the options issued, outstanding and exercisable as of December 31, 2011:

Grant Date	June 2, 2011
Strike Price	$5.40
Expiration Date	June 1, 2016
Options Remaining	10,000
Proceeds if Exercised	$54,000
Call Feature	None

12. Severance Award Agreements

On September 15, 2010, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $113,500. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of September 30, 2010, the Company intended to deliver the Company's common shares for the Severance Award; the Company's common shares for the Severance Award; therefore, in accordance with ASC 718, management classified the share-based compensation as stockholders' equity at December 31, 2010.

On June 4, 2009, the Company and John Alexander entered into a Severance Award Agreement pursuant to which the Company awarded Mr. Alexander a supplemental payment in connection with his future severance of employment with the Company and recorded an increase to stockholders' equity of $209,935. Pursuant to the Severance Award Agreement and following the termination of Mr. Alexander's employment, he will be entitled to receive (at the Company's option) 25,000 shares of the Company's common stock or the then-fair market value of the shares. As of June 30, 2009, the Company intended to deliver the Company's common shares for the Severance Award; therefore, in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, management has classified the share-based compensation as stockholders' equity at December 31, 2009.

13. Incentive and Retention Plan

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

14. Registration Statement on Form S-3

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

DECEMBER 31, 2011

FASB ASC Topic 932, Extraction Activities - Oil and Gas, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas. This information, presented here, is intended to enable the reader to better evaluate the operations of the Company. All of the Company's oil and gas reserves are located in the United States.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Proved properties	$18,946,000	$17,922,900	$15,906,600
Unproved properties being amortized	178,600	178,600	178,600
Unproved properties not being amortized	—	—	—
Capitalized asset retirement costs	401,200	389,500	382,600
Accumulated depletion, depreciation, amortization and valuation allowances	(17,132,100)	(15,755,500)	(14,093,000)
	$2,393,700	$2,735,500	$2,374,000

The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

	2011		2010		2009
	Oil	Gas	Oil	Gas	Oil	Gas
	(Mbbls)	(MMCF)	(Mbbls)	(MMCF)	(Mbbls)	(MMCF)
Proved developed and undeveloped reserves:
Beginning of year	538	44	506	81	471	155
Revisions of previous estimates	63	7	92	(28)	92	(69)
Extensions, discoveries and other additions	—	—	—	—	—	—
Production	(55)	(9)	(60)	(9)	(57)	(5)
End of year	546	42	538	44	506	81

Proved developed reserves:
Beginning of year	433	35	383	43	447	59
End of year	474	42	433	35	383	43

Proved undeveloped reserves:
Beginning of year	105	8	123	38	24	96
End of year	71	0	105	8	123	38

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

DECEMBER 31, 2011

The foregoing estimates have been prepared by the Company from data prepared by an independent petroleum engineer in respect to certain producing properties. Revisions in previous estimates as set forth above can result from analysis of new information, as well as from additional production experience or from a change in economic factors. The primary factor that has impacted the revisions of previous estimates of crude oil and natural gas reserves noted above is from a change in crude oil and natural gas prices used to determine the valuation of year-end reserves. Higher crude oil and natural gas prices cause certain oil and gas leases to become more profitable, thus generating additional reserves. Net average crude oil sales prices (average crude oil sales prices net of operating costs, production taxes and development costs) used to value the year-end reserves increased by approximately $18.00 per barrel at December 31, 2011, $12.60 per barrel at December 31, 2010 and by $21.90 per barrel at December 31, 2009.

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

The present value of estimated future net revenues of proved developed and undeveloped reserves, discounted at 10%, were as follows:

	December 31,
	2011	2010	2009
Proved developed and undeveloped reserves
(Present value before income taxes)	$18,439,000	$13,068,000	$9,158,000

FASB ASC Topic 932, Extraction Activities - Oil and Gas, requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

In addition to the foregoing disclosures, FASB ASC Topic 932, Extraction Activities - Oil and Gas established a "Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves".

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Property acquisition costs	$700	$60,000	$—
Exploration costs - expensed	—	—	—
Development costs	1,022,300	2,113,900	329,800
Asset retirement costs	11,800	6,900	—

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

DECEMBER 31, 2011

The results of operations for oil and gas producing activities for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Sales	$5,688,000	$4,515,000	$3,312,000
Production costs	1,920,000	1,698,000	1,552,000
Exploration costs	—	—	—
Accretion expense	45,000	35,000	42,000
Depletion, depreciation, amortization and valuation allowance	1,486,000	1,819000	885,000
	2,237,000	963,000	833,000
Income tax (benefit) provision	113,000	(163,000)	(260,000)
Results of operations from production activities	$2,124,000	$1,126,000	$1,093,000

The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Future cash inflows	$58,216,000	$41,973,000	$30,117,000
Future development and production costs	24,445,000	19,454,000	15,063,000
Future abandonment costs	1,279,000	1,235,000	1,193,000
Future income tax expense	7,987,000	4,759,000	2,744,000
Future net cash flow	24,505,000	16,525,000	11,177,000
10% annual discount	9,392,000	6,368,000	3,824,000
Standardized measure of discounted future net cash flow	$15,113,000	$10,157,000	$7,353,000

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

DECEMBER 31, 2011

The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Extensions	$—	$—	$—
Revisions of previous estimates
Price changes	7,026,000	4,962,000	2,784,000
Quantity estimates	1,901,000	2,016,000	3,297,000
Change in production rates, timing and other	(1,157,000)	(2,136,000)	1,421,000
Development costs incurred	1,023,000	941,000	248,000
Changes in estimated future development costs	315,000	(46,000)	(1,464,000)
Estimated future abandonment costs	8,000	(4,000)	33,000
Sales of oil and gas, net of production costs	(3,768,000)	(2,817,000)	(1,760,000)
Accretion of discount	1,386,000	994,000	492,000
	6,734,000	3,910,000	5,051,000
Net change in income taxes	1,778,000	1,106,000	1,489,000
Net (decrease) increase	$4,956,000	$2,804,000	$3,562,000

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

The standardized measure of discounted future cash flows before income taxes increased by $6,734,000 at December 31, 2011. The increase in income taxes offset discounted future cash flows by $1,778,000 for a net increase in future cash flows of $4,956,000 after income taxes as of December 31, 2011. The major factor contributing to the increase in cash flows is higher net average crude oil prices (average crude oil sales prices net of operating costs, production taxes and development costs). During 2011, net average crude oil prices increased by approximately $18.00 per barrel. This price increase contributed to an increase in discounted cash flows due to price changes of $7,026,000.

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

DECEMBER 31, 2011

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

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS

	2011	2010
REVENUES:
Quarter Ended:
March 31	$1,327,310	$1,001,739
June 30	1,549,029	1,228,391
September 30	1,412,842	1,420,020
December 31	1,400,768	1,185,617
	$5,689,949	$4,835,767

NET INCOME (LOSS):
Quarter Ended:
March 31	$319,642	$180,670
June 30 (a)	427,023	(301,871)
September 30 (b)	4,263	393,800
December 31 (c)	344,269	(26,736)
	$1,095,197	$245,863

INCOME (LOSS) PER COMMON SHARE:
Quarter Ended:
March 31	$0.07	$0.04
June 30 (a)	0.09	(0.06)
September 30 (b)	0.00	0.08
December 31 (c)	0.07	(0.01)
	$0.23	$0.05

(a) Reflects a valuation allowance of $867,468 recorded during the second quarter of 2010 for the write-down of the costs of drilling a well in the second quarter of 2010 that was abandoned as a dry-hole.

(b) Reflects a valuation allowance of $673,000 recorded in the third quarter of 2011 for the write-down of the costs of a well drilled in the first quarter of 2011.

(c) Reflects valuation allowances of $355,000 at December 31, 2010, due to the write-down of certain oil and gas properties (see Note 6 of Notes to Financial Statements included in Item 8 of this Form 10-K).

PYRAMID OIL COMPANY

CORPORATE INFORMATION

Board of Directors	Michael D. Herman, Chairman of the Board
John H. Alexander, President, Pyramid Oil Company
John E. Turco, Private Investor
Gary L. Ronning, former Executive Vice President, Western Region
Prime Natural Resources, LLC

Officers	John H. Alexander, President
Lee G. Christianson, Secretary-Treasurer

Independent Auditor	SingerLewak LLP - Los Angeles, California

Transfer Agent	Computershare Investor Services
and Registrar	250 Royall St.
Canton, MA 02021
800-962-4284

Corporate Offices	2008-21st Street
Bakersfield, California 93301

District Offices	Bakersfield, California

Legal Counsel	TroyGould PC - Los Angeles, California

Investor Information	Availability of Form 10-K: The Annual Report of
Pyramid Oil Company on Form 10-K, as filed with the
Securities and Exchange Commission, is available to any
stockholder upon request without charge. Please
address all such requests to:

Corporate Secretary
Pyramid Oil Company
P.O. Box 832
Bakersfield, California 93302

COMMON STOCK: The Company's common stock is traded on the NYSE AMEX using symbol PDO.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

This report is provided by the Company’s management pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder. Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting.

The Company’s control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Untied States. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company’s internal control over financial reporting, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Pursuant to applicable law, this annual report is not required to include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 but was not reported.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that is applicable to all of its directors, officers and employees. A copy of the code is available at no charge to any person who sends a request for a copy to the Corporate Secretary, Pyramid Oil Company, P.O. Box 832, Bakersfield, California 93302.

Item 11 - Executive Compensation

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $226,200 in 2011, $195,000 in 2010 and $188,500 in 2009.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors involving the Santa Fe lease.

Item 14. Principal Accounting Fees and Services

The Company hereby incorporates by reference the information contained under the section entitled ''Principal Accounting Fees and Services'' or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders.

Item 15 - Exhibits and Financial Statement Schedules

3.1	Restated Articles of Incorporation of Pyramid Oil Company (previously filed by the registrant on December 17, 2009 as Exhibit 3.1 to the registrant's Current Report on Form 8-K, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Pyramid Oil Company (previously filed by the registrant on December 17, 2009 as Exhibit 3.2 to the registrant's Current Report on Form 8-K, and incorporated herein by reference).

10.1	Employment Agreement of John H. Alexander, dated February 21, 2002 (previously filed by the registrant on March 29, 2002 as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-QSB, and incorporated herein by reference).

10.2	Severance Award Agreement of John H. Alexander, dated January 9, 2007 (previously filed by the registrant on January 16, 2007 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.3	Severance Award Agreement of John H. Alexander, dated December 30, 2008 (previously filed by the registrant on January 6, 2008 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.4	Severance Award Agreement of John H. Alexander, dated June 4, 2009 (previously filed by the registrant on March 30, 2011 as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K, and incorporated herein by reference).

10.5	Severance Award Agreement of John H. Alexander, dated September 21, 2010 (previously filed by the registrant on November 12, 2010 as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, and incorporated herein by reference).

23.1	Consent of SingerLewak LLP.

23.2	Consent of MHA Petroleum Consultants, LLC.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report dated March 12, 2012 of MHA Petroleum Consultants, LLC, independent petroleum engineers.

101	The following financial information from the Annual Report on Form 10-K of Pyramid Oil Company for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2011 and December 31, 2010; (2) Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (3) Statements of Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009; (4) Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (5) Notes to Financial Statements.*
__________________________________
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

PYRAMID OIL COMPANY

March 30, 2012	By:	JOHN H. ALEXANDER
John H. Alexander
Director/President
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JOHN H. ALEXANDER	Director/President	March 30, 2012
John H. Alexander
Chief Executive Officer

MICHAEL D. HERMAN	Director/Chairman of the Board	March 30, 2012
Michael D. Herman

JOHN E. TURCO	Director	March 30, 2012
John E. Turco

GARY L. RONNING	Director	March 30, 2012
Gary L. Ronning

LEE G. CHRISTIANSON	Corporate Secretary/	March 30, 2012
Lee G. Christianson	Principal Accounting and
Financial Officer

