Form 10-Q
period 2012-03-31
PYRAMID OIL CO
filed 2012-05-15
CIK 81318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-32989

PYRAMID OIL COMPANY

(Exact Name of registrant as specified in its charter)

CALIFORNIA	94-0787340
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2008 – 21st. Street. P.O. Box 832, Bakersfield, California	93302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	661) 325-1000

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at May 14, 2012)
Common Stock Without Par Value	4,683,853

PYRAMID OIL COMPANY

FORM 10-Q

March 31, 2012

Table of Contents

Page
PART I
Item 1. Financial Statements

Balance Sheets - March 31, 2012 (Unaudited)
and December 31, 2011	3

Statements of Operations -
Three months ended March 31, 2012 and 2011 (Unaudited)	5

Statements of Cash Flows -
Three months ended March 31, 2012 and 2011 (Unaudited)	6

Notes to Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures
about Market Risk	16

Item 4. Controls and Procedures	16

PART II

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities
and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Mine Safety Disclosures	17

Item 5. Other Information	17

Item 6. Exhibits	17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$2,740,356	$2,762,676
Short-term investments	2,130,510	2,128,380
Trade accounts receivable (net of reserve for
doubtful accounts of $4,000 in 2012 and 2011)	519,581	549,476
Joint interest billing receivable	8,495	6,019
Income taxes receivable	0	21,169
Crude oil inventory	134,709	118,156
Prepaid expenses and other assets	205,726	255,846
Deferred Income taxes	262,500	262,500

TOTAL CURRENT ASSETS	6,001,877	6,104,222

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful
efforts method)	19,727,871	19,124,558
Capitalized asset retirement costs	409,338	401,242
Drilling and operating equipment	1,966,750	1,956,371
Land, buildings and improvements	1,073,918	1,073,918
Automotive, office and other property and equipment	1,192,118	1,192,118
	24,369,995	23,748,207
Less - accumulated depletion, depreciation,
amortization and valuation allowances	(20,272,811)	(20,091,655)
TOTAL PROPERTY AND EQUIPMENT	4,097,184	3,656,552

INVESTMENTS AND OTHER ASSETS
Long-term investments	1,078,787	1,071,984
Deferred income taxes	735,200	781,600
Deposits	250,000	250,000
Other assets	17,380	17,380
TOTAL INVESTMENTS AND OTHER ASSETS	2,081,367	2,120,964

TOTAL ASSETS	$12,180,428	$11,881,738

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$126,360	$88,494
Accrued professional fees	43,784	142,990
Accrued taxes, other than income taxes	77,471	77,471
Accrued payroll and related costs	59,645	51,252
Accrued royalties payable	209,085	224,810
Accrued insurance	45,354	82,428
Accrued income taxes	27,231	0
Current maturities of long-term debt	32,560	32,285

TOTAL CURRENT LIABILITIES	621,490	699,730

Long-term debt, net of current maturities	5,981	22,330

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,300,072	1,278,889

TOTAL LIABILITES	1,927,543	2,000,949

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value
Authorized - 10,000,000 shares
Issued and outstanding - none	0	0
Common stock, no par value (Note 6 and 9)
Authorized - 50,000,000 shares
Issued and outstanding - 4,683,853 shares	1,682,971	1,682,971
Retained earnings	8,569,914	8,197,818
TOTAL SHAREHOLDERS’ EQUITY	10,252,885	9,880,789

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$12,180,428	$11,881,738

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2012	2011
REVENUES:
Oil and gas sales	$1,369,058	$1,327,310

COSTS AND EXPENSES:
Operating expenses	429,941	413,656
General and administrative	211,016	224,720
Taxes, other than income
and payroll taxes	47,421	36,855
Provision for depletion, depreciation,
and amortization	181,156	185,528
Valuation allowances	0	48,533
Accretion expense	13,087	16,335
Other costs and expenses	29,805	25,487
	912,426	951,114
OPERATING INCOME	456,632	376,196

OTHER INCOME (EXPENSE):
Interest income	10,690	13,352
Other income	0	500
Interest expense	(426)	(1,506)
	10,264	12,346
INCOME BEFORE
INCOME TAX PROVISION	466,896	388,542
Income tax provision
Current	48,400	46,200
Deferred	46,400	22,700
	94,800	68,900

NET INCOME	$372,096	$319,642

BASIC INCOME PER COMMON SHARE	$0.08	$0.07

DILUTED INCOME PER COMMON SHARE	$0.08	$0.07

Weighted average number of
common shares outstanding	4,683,853	4,679,770

Diluted average number of
common shares outstanding	4,687,033	4,687,030

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$372,096	$319,642

Adjustments to reconcile net income to
net cash provided by operating activities:

Provision for depletion, depreciation,
and amortization	181,156	185,528
Valuation allowances	0	48,533
Gain on sale of property and equipment	0	(1,012)
Accretion expense	13,087	16,335
Deferred income taxes	46,400	22,700

Changes in operating assets and liabilities:
Decrease (increase) in trade
accounts receivable	48,588	(313,809)
(Increase) in crude oil inventory	(16,553)	(9,375)
Decrease in prepaid expenses	50,120	36,078
(Increase) in other assets	0	(10,000)
Increase (decrease) in accounts payable
and accrued liabilities	(78,515)	1,144,071

Net cash provided by operating activities	616,379	1,438,691

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(613,692)	$(1,193,949)
Increase in short-term investments	(8,933)	(10,742)
Proceeds from sale of property and equipment	0	21,000

Net cash used in investing activities	(622,625)	(1,183,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans to employees	0	(800)
Proceeds from issuance of long-term debt	0	55,979
Principal payments from loans to employees	0	500
Principal payments on long-term debt	(16,074)	(4,793)

Net cash (used in) provided by
financing activities	(16,074)	50,886

Net (decrease) increase in
cash and cash equivalents	(22,320)	305,886

Cash and cash equivalents at beginning of period	2,762,676	1,535,532

Cash and cash equivalents at end of period	$2,740,356	$1,841,418

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the three months for interest	$426	$1,506

Cash paid during the three months for income taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

1. Summary of Significant Accounting Policies

The financial statements include the accounts of Pyramid Oil Company (the “Company”). Such financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

A summary of the Company's significant accounting policies is contained in its December 31, 2011 Form 10-K. The financial data presented herein should be read in conjunction with the Company's December 31, 2011 financial statements and notes thereto, contained in the Company's Form 10-K.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2012 and the results of its operations and its cash flows for the three month periods ended March 31, 2012 and 2011. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

The Company files income tax returns in the U.S. federal jurisdiction, California, Texas and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2008. State jurisdictions that remain subject to examination range from 2007 to 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FASB ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations.

Income (Loss) per Share - Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period.

Valuation Allowances - The Company has recorded valuation allowances for certain of its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property. On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture. The Company recorded a valuation allowance of $48,533 against the costs incurred during the first quarter of 2011 for the drilling of this well. There was no valuation allowance recorded in the first quarter of 2012.

Joint Interest Billing Receivable - The Company entered into a joint venture agreement on February 23, 2011 with Victory Oil Company for the drilling of a well on the Company’s Pike lease. The well was drilled during the first quarter of 2011. The well was completed and placed into production during April 2011. The Company’s share of the total costs for drilling and completing this well was 68% and Victory Oil’s share of costs was 32%. As of March 31, 2011, the Company’s share of costs for drilling this well was approximately $1,046,000 and Victory Oil’s share of the costs were approximately $492,000. Victory Oil, prior to March 31, 2011, had made a prepayment in the amount of $300,000 for its share of the costs of drilling this well. At March 31, 2011, the Company has a joint interest billing receivable of approximately $192,000 for its remaining share of the costs for drilling this well. At March 31, 2012, the Company had a joint interest billing receivable of $8,495 from Victory Oil Company for its share of the costs of operating this well.

Reclassifications - Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

2. Recent Accounting Pronouncements

ASU 2011-04 - In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04) which amends ASC Topic 820, Fair Value Measurement.  The updated guidance in ASC Topic 820 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.   The updated guidance in ASC Topic 820 is effective during interim and annual period beginning after December 15, 2011.  Early adoption is not permitted.  The adoption of this new guidance is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

ASU 2011-05 - In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05) which amends ASC Topic 220, Comprehensive Income.  The updated guidance in ASC Topic 220 gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.   The updated guidance in ASC Topic 220 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The adoption of this guidance did not have any impact on our results of operations or financial condition.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment”. This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company decided to early adopt this guidance which did not have a significant impact on the Company's financial position or results of operations.

3. Dividends

No cash dividends were paid during the three months ended March 31, 2012 and 2011.

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

5. Income Tax Provision

The Company recognized an income tax provision of $94,800 for the first quarter of 2012 compared to an income tax provision of $68,900 for the same period in 2011.

Income tax provision for the first quarter of 2012 was calculated as follows:

	Federal	State	Total

Current tax provision	$41,500	$6,900	$48,400
Deferred tax provision	36,150	10,250	46,400

	$77,650	$17,150	$94,800

Income tax provision for the first quarter of 2011 was calculated as follows:

	Federal	State	Total

Current tax provision	$40,300	$5,900	$46,200
Deferred tax provision	17,700	5,000	22,700

	$58,000	$10,900	$68,900

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,705,600 as of March 31, 2012. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

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

7. Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $75,000 during the first quarter of 2012 and $54,000 during the first quarter of 2011.

8. Stock Based Compensation

The Company issued warrants and options to purchase common shares of the Company as compensation for consulting and Board of Director services. The value of warrants and options issued for compensation is accounted for as a non-cash expense to the Company at fair value as calculated by using Black-Scholes option-pricing model. At March 31, 2012 the Company has $0 in unamortized stock based compensation related to outstanding options and warrants.

The following table summarizes the warrant and option activity for the three months ended March 31, 2012:

	Number of
	Warrants and	Weighted-Average
(Unaudited)	Options	Exercise Price

Outstanding, December 31, 2011	25,000	$4.08
Granted	0	0
Exercised	0	0
Cancelled	0	0
Outstanding, March 31, 2012	25,000	$4.08

The following summarizes the warrants issued, outstanding and exercisable as of March 31, 2012:

Grant Date	November, 2008
Strike Price	$3.20
Expiration Date	October 31, 2012
Warrants Remaining	15,000
Proceeds if Exercised	$48,000
Call Feature	None

The following summarizes the options issued, outstanding and exercisable as of March 31, 2012:

Grant Date	June 2, 2011
Strike Price	$5.40
Expiration Date	June 1, 2016
Warrants Remaining	10,000
Proceeds if Exercised	$54,000
Call Feature	None

9. Fair Value

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

Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation has increased $21,183 during the three months ended March 31, 2012 as a result of normal accretion expense and the drilling of a new well.

The carrying amount of our cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses reported in the balance sheets approximates fair value because of the short maturity of those instruments.

Fair Value on Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP (for example, when there is evidence of impairment). There were no instances of impairment recorded in the quarter ending March 31, 2012.

10. Registration Statement on Form S-3

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

11. Asset Retirement Obligations

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations from the periods presented, are as follows:

Balance at December 31, 2011	$1,278,889
Incurred during the period	0
Additions for new wells	8,096
Accretion expense	13,087
Balance at March 31, 2012	$1,300,072

12. Subsequent Events

The Company evaluated subsequent events after the balance sheet date of March 31, 2012 through the date these unaudited financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2012, crude oil prices have decreased by $6.60 per barrel.

During the first quarter of fiscal 2012, the Company drilled a development well - the Santa Fe #20 - in the Carneros Creek Field in Kern County, California. The well penetrated the intended zones and after completion operations was stimulated with a gel-fracking operation that concluded in April. After an initial production of fluids from the well, an unexplained blockage occurred, and efforts are ongoing to determine the cause and implement a procedure to correct the situation.

The Company hopes to drill two additional wells during 2012, subject to the availability of contract drilling rigs. We also will continue to evaluate external opportunities that could range from joint ventures to asset acquisitions.

Management continues to seek and evaluate opportunities within the energy sector to enhance the value of the Company. Pyramid's growth during the balance of 2012 will be highly dependant on the level of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to exploration and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2012 by drilling new wells and routine maintenance of its existing wells.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2012 COMPARED TO THE QUARTER ENDED MARCH 31, 2011

REVENUES

The increase in oil and gas sales of $42,760 is due to higher average sales prices for the first quarter of 2012. The average sales price of the Company's oil and gas for the first quarter of 2012 increased by approximately $14.70 per equivalent barrel when compared to the same period of 2011. This was offset by lower sales volumes of 1,400 barrels for the first three months of 2012.

OPERATING EXPENSES

Operating expenses increased by $16,285 for the first quarter of 2012. The cost to produce an equivalent barrel of crude oil during the first quarter of 2012 was approximately $35.12 per barrel, an increase of approximately $4.83 per barrel when compared with production costs for the first quarter of 2011. The increase in lease operating expenses is caused by many factors. These include higher costs for contract operations, production equipment repairs and maintenance, equipment fuel and professional services. This was offset by lower costs for outside services, insurance and the quarterly adjustment for inventory change.

Contract operations increased by $17,158, due primarily to the Wyoming joint venture. The Wyoming joint venture operator is conducting a major renovation project on the joint venture properties. Production equipment repair and maintenance costs increased by $15,966 due to higher costs for outside repair services on one of its well servicing rigs. Equipment fuel costs increased by $10,856 due to an increase in the volume of fuel purchased and higher average costs for gasoline and diesel used by the Company’s vehicles and production equipment. Professional services increased by $8,388 due to a review of the Company’s Pike #1-H well that was conducted by a third-party petroleum engineering firm.

Outside services decreased by $8,174 due to lower demand for third-party repair and maintenance services. Insurance expense decreased by $8,151 due to lower premiums for health insurance of approximately $4,300 and lower liability insurance premiums. The remaining net favorable variance of $12,580 is attributable to many different cost categories, none of them significant in amount.

Inventory change decreased operating expenses by $16,553 for the first quarter of 2012 and decreased operating expenses by $9,375 for the first quarter of 2011. As a result, operating expenses decreased by $7,178 for the first quarter of 2012, when compared with the same period of 2011. Inventory change at March 31, 2012 of $16,553 is due primarily to higher average per barrel inventory valuations combined with slightly higher inventory volumes at March 31, 2012. Inventory change at March 31, 2011 of $9,375 is due primarily to higher average per barrel inventory valuations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $13,704 for the first quarter of 2012 when compared with the same period for 2011. Accounting services decreased by $9,472 due primarily to lower costs for third-party accounting services and lower costs for tax consulting services. Legal services decreased by $7,852.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $4,372 for the first quarter of 2012, when compared with the same period for 2011. The decrease is due to a decrease in depletion of $2,430 and a decrease in depreciation of $1,942.

VALUATION ALLOWANCES

On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture. The Company recorded a valuation allowance of $48,533 against the costs incurred during the first quarter of 2011 for the drilling of this well. There was no valuation allowance recorded in the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $22,320 for the three months ended March 31, 2012. During the three months ended March 31, 2012, operating activities provided cash of $616,379. Cash was used for capital spending of $613,692 and principal payments on long-term debt of $16,074. See the accompanying Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term investments of $3,209,297 at March 31, 2012 that provided additional liquidity during the first three months of 2012.

IMPACT OF CHANGING PRICES

The Company’s revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first three months of 2012 increased by approximately $14.70 per equivalent barrel when compared with the same period of 2011. The Company cannot predict the future course of crude oil prices.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 1A. - Risk Factors

See the risk factors that are included in the Company's Annual Report on

Form 10K for the fiscal year ended December 31, 2011.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Mine Safety Disclosures

None

Item 5. - Other Information

None

Item 6. - Exhibits

a. Exhibits

31.1	Certification of the Registrant's Principal Executive Officer under Exchange Act Rules 13a-14(a) and 15-d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant's Principal Financial Officer under Exchange Act Rules 13a-14(a) and 15-d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant's Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant's Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of March 31, 2012 and December 31, 2011; (2) Statements of Operations for the three months ended March 31, 2012 and 2011; (3) Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (4) Notes to Financial Statements. *

______________________________________

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID OIL COMPANY
(registrant)

Dated: May 14, 2012	JOHN H. ALEXANDER
John H. Alexander
President

Dated: May 14, 2012	LEE G. CHRISTIANSON
Lee G. Christianson
Chief Financial Officer

