Form 10-Q
period 2012-06-30
PYRAMID OIL CO
filed 2012-08-14
CIK 81318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated Filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at August 14, 2012)
Common Stock Without Par Value	4,683,853

PYRAMID OIL COMPANY

FORM 10-Q

June 30, 2012

Table of Contents

		Page

PART I

Item 1.	Financial Statements

	Balance Sheets - June 30, 2012 (Unaudited)
	and December 31, 2011	3

	Statement of Operations -
	Three months ended June 30, 2012 and 2011 (Unaudited)	5
	Six months ended June 30, 2012 and 2011 (Unaudited)	6

	Statements of Cash Flows -
	Six months ended June 30, 2012 and 2011 (Unaudited)	7

	Notes to Financial Statements (Unaudited)	9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	20

Item 4.	Controls and Procedures	20

PART II

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities
	and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21
		21
Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$3,213,023	$2,762,676
Short-term investments	2,132,644	2,128,380
Trade accounts receivable (net of reserve for
doubtful accounts of $4,000 in 2012 and 2011)	358,945	549,476
Joint interest billing receivable	3,235	6,019
Income taxes receivable	23,669	21,169
Crude oil inventory	116,168	118,156
Prepaid expenses and other assets	113,352	255,846
Deferred Income taxes	262,500	262,500

TOTAL CURRENT ASSETS	6,223,536	6,104,222

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful
efforts method)	19,847,970	19,124,558
Capitalized asset retirement costs	409,338	401,242
Drilling and operating equipment	1,966,750	1,956,371
Land, buildings and improvements	1,073,918	1,073,918
Automotive, office and other property and equipment	1,228,147	1,192,118
	24,526,123	23,748,207
Less - accumulated depletion, depreciation,
amortization and valuation allowances	(20,459,549)	(20,091,655)

TOTAL PROPERTY AND EQUIPMENT	4,066,574	3,656,552

INVESTMENTS AND OTHER ASSETS
Long-term investments	1,086,311	1,071,984
Deferred income taxes	680,700	781,600
Deposits	250,000	250,000
Other assets	17,380	17,380

TOTAL INVESTMENTS OTHER ASSETS	2,034,391	2,120,964

TOTAL ASSETS	$12,324,501	$11,881,738

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$98,430	$88,494
Accrued professional fees	100,834	142,990
Accrued taxes, other than income taxes	0	77,471
Accrued payroll and related costs	51,968	51,252
Accrued royalties payable	189,753	224,810
Accrued insurance	13,928	82,428
Current maturities of long-term debt	22,330	32,285

TOTAL CURRENT LIABILITIES	477,243	699,730

Long-term debt, net of current maturities	0	22,330

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,305,802	1,278,889

TOTAL LIABILITIES	1,783,045	2,000,949

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value
Authorized - 10,000,000 shares
Issued and outstanding - none	0	0
Common stock, no par value (Note 6, 8 and 10)
Authorized - 50,000,000 shares
Issued and outstanding - 4,683,853 shares	1,682,971	1,682,971
Retained earnings	8,858,485	8,197,818
TOTAL SHAREHOLDERS’ EQUITY	10,541,456	9,880,789

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$12,324,501	$11,881,738

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,
	2012	2011
REVENUES:
Oil and gas sales	$1,340,314	$1,549,029

COSTS AND EXPENSES:
Operating expenses	459,798	447,889
General and administrative	228,878	219,072
Stock based compensation	0	43,743
Taxes, other than income
and payroll taxes	36,960	27,104
Provision for depletion, depreciation,
and amortization	186,738	225,895
Valuation allowances	0	5,851
Accretion expense	5,730	5,229
Other costs and expenses	54,669	62,197
	972,773	1,036,980

OPERATING INCOME	367,541	512,049

OTHER INCOME (EXPENSE):
Interest income	10,170	13,159
Other income	250	0
Interest expense	(290)	(385)
	10,130	12,774
INCOME BEFORE
INCOME TAX PROVISION	377,671	524,823
Income tax provision
Current	34,600	64,400
Deferred	54,500	33,400
	89,100	97,800

NET INCOME	$288,571	$427,023

BASIC INCOME PER COMMON SHARE	$0.06	$0.09

DILUTED INCOME PER COMMON SHARE	$0.06	$0.09

Weighted average number of
common shares outstanding	4,683,853	4,683,853

Diluted average number of
common shares outstanding	4,686,827	4,725,992

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended June 30,
	2012	2011
REVENUES:
Oil and gas sales	$2,709,372	$2,876,339

COSTS AND EXPENSES:
Operating expenses	889,739	861,545
General and administrative	439,894	443,792
Stock based compensation	0	43,743
Taxes, other than income
and payroll taxes	84,381	63,959
Provision for depletion, depreciation,
and amortization	367,894	411,423
Valuation allowances	0	54,384
Accretion expense	18,817	21,564
Other costs and expenses	84,474	87,684
	1,885,199	1,988,094

OPERATING INCOME	824,173	888,245

OTHER INCOME (EXPENSE):
Interest income	20,860	26,511
Other income	250	500
Interest expense	(716)	(1,891)
	20,394	25,120
INCOME BEFORE
INCOME TAX PROVISION	844,567	913,365
Income tax provision
Current	83,000	110,600
Deferred	100,900	56,100
	183,900	166,700

NET INCOME	$660,667	$746,665

BASIC INCOME PER COMMON SHARE	$0.14	$0.16

DILUTED INCOME PER COMMON SHARE	$0.14	$0.16

Weighted average number of
common shares outstanding	4,683,853	4,681,811

Diluted average number of
common shares outstanding	4,686,929	4,723,536

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$660,667	$746,665

Adjustments to reconcile net income to
net cash provided by operating activities:

Provision for depletion, depreciation,
and amortization	367,894	411,423
Valuation allowances	0	54,384
Gain on sale of fixed assets	0	(1,012)
Stock based compensation	0	43,743
Accretion expense	18,817	21,564
Deferred income taxes	100,900	56,100
Asset retirement obligations	8,096	11,779

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts
and income taxes receivable	190,815	(159,627)
Decrease in crude oil inventories	1,988	156
Decrease in prepaid expenses	142,494	118,272
(Increase) in other assets	0	(10,000)
(Decrease) in accounts payable
and accrued liabilities	(212,532)	(128,879)

Net cash provided by operating activities	1,279,139	1,164,568

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(777,916)	$(1,125,556)
(Increase) in short-term investments	(4,264)	(6,691)
(Increase) in long-term investments	(14,327)	(14,966)
Proceeds from sale of property and equipment	0	21,000

Net cash used in investing activities	(796,507)	(1,126,213)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans to employees	0	(800)
Proceeds from issuance of long-term debt	0	55,979
Principal payments from loans to employees	0	800
Principal payments on long-term debt	(32,285)	(12,659)

Net cash (used in) provided by
financing activities	(32,285)	43,320

Net increase in cash
and cash equivalents	450,347	81,675

Cash and cash equivalents at beginning of period	2,762,676	1,535,532

Cash and cash equivalents at end of period	$3,213,023	$1,617,207

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the six months for interest	$716	$1,891

Cash paid during the six months for income taxes	$85,500	$111,800

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2012 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2012 and 2011. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

Valuation Allowances - The Company has recorded valuation allowances for certain of its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property. On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture. The Company recorded a valuation allowance of $54,384 against the costs incurred during the first six months of 2011 for the drilling of this well. There was no valuation allowance recorded during the first six months of 2012.

Joint Interest Billing Receivable - The Company entered into a joint venture agreement on February 23, 2011 with Victory Oil Company for the drilling of a well on the Company’s Pike lease. The well was drilled during the first quarter of 2011. The well was completed and placed into production during April 2011. The Company’s share of the total costs for drilling and completing this well was 68% and Victory Oil’s share of costs was 32%. As of June 30, 2011, the Company’s share of costs for drilling this well was approximately $897,000 and Victory Oil’s share of the costs was approximately $422,000. At June 30, 2011, the Company has a joint interest billing receivable of approximately $69,000 for its remaining share of the costs for drilling and operating this well. At June 30, 2012, the Company has a joint interest billing receivable of $3,235 from Victory Oil Company for its share of the costs of operating this well.

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

3.   Dividends

No cash dividends were paid during the six months ended June 30, 2012 and 2011.

4.   Commitments and Contingencies

In February 2002, the Company entered into an employment agreement with John H. Alexander pursuant to which Mr. Alexander agreed to serve as the Company's Vice President. On June 3, 2004, Mr. Alexander was appointed as the Company's President and Chief Executive Officer. The employment agreement is for an initial term of six years, which term automatically renews annually if written notice is not tendered. The agreement was automatically renewed on June 3, 2012.

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

5.   Income Tax Provision

The Company recognized an income tax provision of $183,900 for the six months ended June 30, 2012 compared to an income tax provision of $166,700 for the same period in 2011.

Income tax provision for the six months ended June 30, 2012 was calculated as follows:

	Federal	State	Total

Current tax provision	$71,000	$12,000	$83,000
Deferred tax provision	78,500	22,400	100,900

	$149,500	$34,400	$183,900

Income tax provision for the six months June 30, 2011 was calculated as follows:

	Federal	State	Total

Current tax provision	$94,800	$15,800	$110,600
Deferred tax provision	43,800	12,300	56,100

	$138,600	$28,100	$166,700

Income tax provision for the three months ended June 30, 2012 was calculated as follows:

	Federal	State	Total

Current tax provision	$29,500	$5,100	$34,600
Deferred tax provision	42,350	12,150	54,500

	$71,850	$17,250	$89,100

Income tax provision for the three months ended June 30, 2011 was calculated as follows:

	Federal	State	Total

Current tax provision	$54,500	$9,900	$64,400
Deferred tax provision	26,100	7,300	33,400

	$80,600	$17,200	$97,800

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,719,000 as of June 30, 2012. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

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

7.   Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $137,000 during the six months ended June 30, 2012 and $119,000 during the six months ended June 30, 2011.

8.   Stock Based Compensation

The Company issued warrants and options to purchase common shares of the Company as compensation for consulting and Board of Directors services. The value of warrants and options issued for compensation are accounted for as a non-cash expense to the Company at the fair value of the warrants and options issued. The Company values the warrants and options at fair value as calculated by using the Black-Scholes option-pricing model. As of June 30, 2012 the Company has $0 in unamortized stock based compensation related to outstanding options and warrants.

The following table summarizes the warrant and option activity for the six months ended June 30, 2012:

	Number of
(Unaudited)	Warrants and Options	Weighted-Average Exercise Price
Outstanding, December 31, 2011	25,000	$4.08
Granted	0	0
Exercised	0	0
Cancelled	0	0
Outstanding, June 30, 2012	25,000	$4.08

The following summarizes the warrants issued, outstanding and exercisable as of June 30, 2012:

Grant Date	November, 2008
Strike Price	$3.20
Expiration Date	October 31, 2012
Warrants Remaining	15,000
Proceeds if Exercised	$48,000
Call Feature	None

The following summarizes the options issued, outstanding and exercisable as of June 30, 2012:

Grant Date	June 2, 2011
Strike Price	$5.40
Expiration Date	June 1, 2016
Options Remaining	10,000
Proceeds if Exercised	$54,000
Call Feature	None

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

Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation has increased $26,913 during the six months ended June 30, 2012 as a result of normal accretion expense and the drilling of a new well.

The carrying amount of our cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses reported in the balance sheets approximates fair value because of the short maturity of those instruments.

Fair Value on Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP (for example, when there is evidence of impairment). There were no instances of impairment recorded in the quarter ending June 30, 2012.

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations from the periods presented, are as follows:

Balance at December 31, 2011	$1,278,889
Incurred during the period	0
Additions for new wells	8,096
Accretion expense	18,817
Balance at June 30, 2012	$1,305,802

12.   Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2012 through the date these unaudited financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2012, crude oil prices have decreased by $8.15 per barrel.

During the second quarter, the Company attempted to improve production on the Santa Fe #20, a development well drilled during this year’s first quarter in Pyramid’s Carneros Creek Field in Kern County, California. The well has produced only nominal oil volumes to date, and the Company has continued efforts to correct what it believes is a blockage in the well bore that occurred after the well was fracked. A variety of technical procedures have yielded limited results, and the Company may ultimately elect to re-perforate the well or plug and abandon it.

The Company also is attempting to secure a contract drilling rig, which it hopes to deploy late in the second half of the year for drilling an additional well on its Kern County leases. However, contract rig availability in Kern County remains tight, and there are no guarantees the Company will be successful in locating a rig before the end of the year. Meantime, Pyramid has further enhanced its balance sheet, and will continue to evaluate strategic opportunities to increase reserves and production volumes. At June 30, 2012, the Company’s balance sheet was free of long-term debt and included cash, cash equivalents and short-term investments of $5.3 million, up from $4.9 million at December 31, 2011. Pyramid also held long-term assets in the form of certificates of deposit of $1.1 million.

Pyramid has maintained a strong balance sheet and working capital position, and management continues to seek and evaluate opportunities within the energy sector to enhance the value of the Company. Pyramid's growth during the balance of 2012 will be highly dependent on the level of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to exploration and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

REVENUES

The decrease in oil and gas sales of $208,715 is due primarily to lower crude oil production combined with lower average sales prices for the second quarter of 2012. The Company's net revenue share of crude oil production/sales decreased by approximately 1,800 barrels for the second quarter of 2012. The average sales price of the Company's oil and gas for the second quarter of 2012 decreased by approximately 72 cents per equivalent barrel when compared to the same period of 2011. The decline in production for the second quarter of 2012 is not attributable to any one property. Most of the oil and gas leases had lower production due primarily to natural decline.

OPERATING EXPENSES

Operating expenses increased by $11,909 for the second quarter of 2012. The cost to produce an equivalent barrel of crude oil during the second quarter of 2012 was approximately $37.07 per barrel, an increase of approximately $5.62 per barrel when compared with production costs for the second quarter of 2011. The net increase in lease operating expenses is caused by many offsetting factors. These include higher costs for equipment fuel, gas engine repairs and parts and supplies. This was offset by lower costs for contract operations, equipment rental and labor.

Equipment fuel costs increased by $16,532 due primarily to an increase in average fuel costs for gasoline and diesel and higher volumes purchased during the second quarter of 2012. In 2011, the Company recorded the purchase of approximately $8,900 of fuel costs as rig maintenance costs for the Pike 1-H well. Gas engine repairs increased by $12,861 due primarily to maintenance activities on the Santa Fe and Anderson wells. Parts and supplies increased by $10,408 due to higher maintenance activities for the second quarter of 2012.

Contract operations decreased by $13,057 due primarily to lower operating costs for the New York gas properties and the Texas joint venture. Equipment rental costs decreased by $9,371 due primarily to lower costs on the Pike lease during the second quarter of 2012. The Company leased the surface pumping unit and a crude oil storage tank for the new 1-H well that was drilled in the first quarter of 2011.

Labor costs decreased by $4,836 due primarily to fewer overtime hours worked during the second quarter of 2012 when compared with the same period of 2011.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $9,806 for the second quarter of 2012 when compared with the same period for 2011. General expenses increased by $10,000 due to a donation the Company made during the second quarter of 2012 to a local medical facility. Computer supplies increased by $6,821 due to greater utilization of IT consultants. Legal fees increased by $5,716 due primarily to general corporate matters. This was offset by lower cost for accounting services. Accounting services decreased by $18,399 due to lower audit fees and lower fees paid to a third-party individual who has assisted with the training and implementation of a new oil and gas accounting software that was effective January 1, 2011. The remaining net increase in general and administrative costs of $5,668 is attributable to many different cost categories, none of them significant in amount.

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

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $39,157 for the second quarter of 2012, when compared with the same period for 2011. The decrease is due primarily to a decrease in the amortization of oil and gas leaseholds. The amortization of Texas oil and gas leaseholds decreased by approximately $41,000 during the second quarter of 2012 when compared with the same period for 2011. The Texas leaseholds were fully amortized as of June 30, 2011.

VALUATION ALLOWANCES

On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture. The Company recorded a valuation allowance of $5,851 against the costs incurred for the drilling of this well during the second quarter of 2011. There was no valuation allowance recorded in the first quarter of 2012.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

REVENUES

The decrease in oil and gas sales of $165,955 is due primarily to lower crude oil sales volumes offset by higher average sales prices for the six months ended June 30, 2012. The Company's net revenue share of crude oil production/sales decreased by approximately 3,200 barrels for the six months ended June 30, 2012. The decline in production for the first half of 2012 is not attributable to any one property. Most of the oil and gas leases had lower production due primarily to natural decline. The average sales price of the Company's oil and gas for the six months ended June 30, 2012 increased by approximately $6.60 per equivalent barrel when compared to the same period of 2011.

OPERATING EXPENSES

Operating expenses increased by $28,194 for the six months ended June 30, 2012. The cost to produce an equivalent barrel of crude oil during the six months ended June 30, 2012 was approximately $36.02 per barrel, an increase of approximately $5.13 per barrel when compared with production costs for the same period of 2011. The increase in lease operating expenses is caused by many factors. These include higher costs for equipment fuel, gas engine repairs, parts and supplies, professional services and chemicals. This was offset by lower costs for outside services, insurance expense, equipment rental and labor.

Equipment fuel costs increased by $27,388 due to an increase in average fuel costs for gasoline and diesel and higher volumes purchased during the first half of 2012. In 2011, the Company recorded the purchase of approximately $8,900 of fuel costs as rig maintenance costs for the Pike 1-H well. Gas engine repairs increased by $14,802 due primarily to maintenance activities on the Santa Fe and Anderson wells. Parts and supplies increased by $10,596 due to higher maintenance activities for the second quarter of 2012. Professional services increased by $8,388 due to a review of the Company’s Pike #1-H well that was conducted by a third-party petroleum engineering firm. Chemicals increased by $5,479 due to higher usage on certain oil producing properties.

Outside services decreased by $12,185 due to lower demand for third-party repair and maintenance services. Insurance expense decreased by $11,037 due to lower premiums for auto, health and workers’ compensation insurance. Equipment rental costs decreased by $8,608 due primarily to lower costs on the Pike lease during the second quarter of 2012. The Company leased the surface pumping unit and a crude oil storage tank for the new 1-H well that was drilled in the first quarter of 2011. Labor costs decreased by $7,406 due primarily to fewer overtime hours worked during the first six months of 2012 when compared with the same period of 2011.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $3,898 for the six months ended June 30, 2012 when compared with the same period for 2011. Accounting services decreased by $27,871 due to lower audit fees and lower fees paid to a third-party individual who has assisted with the training and implementation of a new oil and gas accounting software that was effective January 1, 2011. General expenses increased by $8,000 due to a donation the Company made during the second quarter of 2012 to a local medical facility. Computer supplies increased by $4,920 due to greater utilization of IT consultants. General liability insurance increased by $4,398 due to an increase in the allocation of insurance costs to general and administrative expense from operating expenses during 2012. Administrative salaries increased by $3,825 due primarily to a 7.5% annual salary increase that was effective May 1, 2012. The remaining net increase in general and administrative costs of $2,818 is attributable to many different cost categories, none of them significant in amount.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $43,528 for the six months ended June 30, 2012, when compared with the same period for 2011. The amortization of Texas leaseholds decreased by approximately $48,000 during the second quarter of 2012, when compared with the same period for 2011. The Texas leaseholds were fully amortized as of June 30, 2011.

VALUATION ALLOWANCES

On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture. The Company recorded a valuation allowance of $54,384 against the costs incurred during the six months ended June 30, 2011 for the drilling of this well. No valuation allowances were recorded during the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $450,347 for the six months ended June 30, 2012. During the six months ended June 30, 2012, operating activities provided cash of $1,271,043. Cash was used for capital spending of $769,820 and principal payments on long-term debt of $32,285. See the accompanying Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term and long-term investments of $3,218,955 at June 30, 2012 that provided additional liquidity during the first six months of 2012.

IMPACT OF CHANGING PRICES

The Company’s revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the six months ended June 30, 2012 increased by approximately $6.60 per equivalent barrel when compared with the same period of 2011. The Company cannot predict the future course of crude oil prices.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101 - The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of June 30, 2012 and December 31, 2011; (2) Income Statements for the three and six months ended June 30, 2012 and 2011; (3) Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (4) Notes to Financial Statements. *

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

PYRAMID OIL COMPANY
(registrant)

Dated: August 14, 2012	JOHN H. ALEXANDER
John H. Alexander
President

Dated: August 14, 2012	LEE G. CHRISTIANSON
Lee G. Christianson
Chief Financial Officer

