Form 10-Q
period 2012-09-30
PYRAMID OIL CO
filed 2012-11-14
CIK 81318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at November 14, 2012)
Common Stock Without Par Value	4,688,085

PYRAMID OIL COMPANY

FORM 10-Q

September 30, 2012

Table of Contents

		Page

PART I

Item 1.	Financial Statements

	Balance Sheets - September 30, 2012 (Unaudited)
	and December 31, 2011	3

	Statements of Operations -
	Three months ended September 30, 2012 and 2011 (Unaudited)	5
	Nine months ended September 30, 2012 and 2011 (Unaudited)	6

	Statements of Cash Flows -
	Nine months ended September 30, 2012 and 2011 (Unaudited)	7

	Notes to Financial Statements (Unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$3,582,642	$2,762,676
Short-term investments	2,134,391	2,128,380
Trade accounts receivable (net of reserve for doubtful accounts of $4,000 in 2012 and 2011)	431,151	555,495
Income taxes receivable	55,569	21,169
Crude oil inventory	106,025	118,156
Prepaid expenses and other assets	116,140	255,846
Deferred Income taxes	262,500	262,500

TOTAL CURRENT ASSETS	6,688,418	6,104,222

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful efforts method)	19,919,006	19,124,558
Capitalized asset retirement costs	409,338	401,242
Drilling and operating equipment	1,966,750	1,956,371
Land, buildings and improvements	1,073,918	1,073,918
Automotive, office and other property and equipment	1,228,147	1,192,118
	24,597,159	23,748,207
Less - accumulated depletion, depreciation, amortization and valuation allowances	(20,611,051)	(20,091,655)

TOTAL PROPERTY AND EQUIPMENT	3,986,108	3,656,552

INVESTMENTS AND OTHER ASSETS
Long-term investments	1,093,919	1,071,984
Deferred income taxes	608,700	781,600
Deposits	250,000	250,000
Other assets	17,380	17,380

TOTAL INVESTMENTS AND OTHER ASSETS	1,969,999	2,120,964

TOTAL ASSETS	$12,644,525	$11,881,738

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$147,763	$88,494
Accrued professional fees	126,876	142,990
Accrued taxes, other than income taxes	40,203	77,471
Accrued payroll and related costs	62,987	51,252
Accrued royalties payable	206,513	224,810
Accrued insurance	0	82,428
Current maturities of long-term debt	5,981	32,285

TOTAL CURRENT LIABILITIES	590,323	699,730

Long-term debt, net of current maturities	0	22,330

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,304,850	1,278,889

TOTAL LIABILITES	1,895,173	2,000,949

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value Authorized - 10,000,000 shares Issued and outstanding - none	0	0
Common stock, no par value (Note 5, 7 and 9) Authorized - 50,000,000 shares Issued and outstanding - 4,688,085 shares and 4,683,853 shares at September 30, 2012 and December 31, 2011, respectively	1,682,971	1,682,971
Retained earnings	9,066,381	8,197,818
TOTAL SHAREHOLDERS’ EQUITY	10,749,352	9,880,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,644,525	$11,881,738

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,
	2012	2011
REVENUES:
Oil and gas sales	$1,198,420	$1,412,842

COSTS AND EXPENSES:
Operating expenses	476,122	421,405
General and administrative	192,910	222,583
Stock based compensation	0	0
Taxes, other than income and payroll taxes	44,885	37,399
Provision for depletion, depreciation, and amortization	151,502	184,208
Valuation allowances	0	673,000
Accretion expense	13,153	5,229
Other costs and expenses	33,975	31,280
	912,547	1,575,104

OPERATING INCOME (LOSS)	285,873	(162,262)

OTHER INCOME (EXPENSE):
Interest income	10,975	12,193
Other income	0	0
Interest expense	(152)	(568)
	10,823	11,625
INCOME (LOSS) BEFORE
INCOME TAX PROVISION (BENEFIT)	296,696	(150,637)
Income tax provision (benefit)
Current	16,800	52,700
Deferred	72,000	(207,600)
	88,800	(154,900)

NET INCOME	$207,896	$4,263

BASIC INCOME PER COMMON SHARE	$0.04	$0.00

DILUTED INCOME PER COMMON SHARE	$0.04	$0.00

Weighted average number of common shares outstanding	4,687,644	4,683,853

Diluted average number of common shares outstanding	4,687,644	4,685,177

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended September 30,
	2012	2011
REVENUES:
Oil and gas sales	$3,907,792	$4,289,181

COSTS AND EXPENSES:
Operating expenses	1,365,861	1,282,950
General and administrative	632,804	666,375
Stock based compensation	0	43,743
Taxes, other than income and payroll taxes	129,266	101,358
Provision for depletion, depreciation, and amortization	519,396	595,631
Valuation allowances	0	727,384
Accretion expense	31,970	26,793
Other costs and expenses	118,449	118,964
	2,797,746	3,563,198

OPERATING INCOME	1,110,046	725,983

OTHER INCOME (EXPENSE):
Interest income	31,835	38,704
Other income	250	500
Interest expense	(868)	(2,459)
	31,217	36,745
INCOME BEFORE
INCOME TAX PROVISION (BENEFIT)	1,141,263	762,728
Income tax provision (benefit)
Current	99,800	163,300
Deferred	172,900	(151,500)
	272,700	11,800

NET INCOME	$868,563	$750,928

BASIC INCOME PER COMMON SHARE	$0.19	$0.16

DILUTED INCOME PER COMMON SHARE	$0.19	$0.16

Weighted average number of common shares outstanding	4,685,117	4,682,492

Diluted average number of common shares outstanding	4,685,117	4,688,465

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$868,563	$750,928

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Provision for depletion, depreciation, and amortization	519,396	595,631
Valuation allowances	0	727,384
Gain on sale of fixed assets	0	(1,512)
Stock based compensation	0	43,743
Accretion expense	31,970	26,793
Deferred income taxes	172,900	(151,900)
Asset retirement obligations	(6,009)	11,779

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and income tax receivable	89,944	(44,150)
Decrease (increase) in crude oil inventories	12,131	(10,336)
Decrease in prepaid expenses and other assets	139,706	139,016
(Increase) in other assets	0	(10,000)
(Decrease) in accounts payable and accrued liabilities	(83,103)	(127,108)

Net cash provided by operating activities	1,745,498	1,950,268

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(848,952)	$(1,137,941)
Payments to acquire short-term investments	0	(100,000)
(Increase) in short-term investments	(6,011)	(22,574)
(Increase) in long-term investments	(21,935)	(9,516)
Proceeds from sale of property and equipment	0	21,500

Net cash used in investing activities	(876,898)	(1,248,531)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans to employees	0	(1,300)
Proceeds from issuance of long-term debt	0	55,979
Principal payments from loans to employees	0	900
Principal payments on long-term debt	(48,634)	(25,842)

Net cash (used in) provided by financing activities	(48,634)	29,737

Net increase in cash and cash equivalents	819,966	731,474

Cash and cash equivalents at beginning of year	2,762,676	1,535,532

Cash and cash equivalents at end of period	$3,582,642	$2,267,006

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the nine months for interest	$868	$2,459

Cash paid during the nine months for income taxes	$134,200	$185,598

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

A summary of the Company's significant accounting policies is contained in its December 31, 2011 Form 10-K which is incorporated herein by reference. The financial data presented herein should be read in conjunction with the Company's December 31, 2011 financial statements and notes thereto, contained in the Company's Form 10-K.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2012 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2012 and 2011. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

The Company files income tax returns in the U.S. federal jurisdiction, California, Texas and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2009. State jurisdictions that remain subject to examination range from 2008 to 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

Valuation Allowances - The Company has recorded valuation allowances for certain of its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property. On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owns a 30% interest in the joint venture. The Company recorded a valuation allowance of $54,384 against the costs incurred during the first nine months of 2011 for the drilling of this well. There was no valuation allowance recorded during the nine months ended September 30, 2012.

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

Joint Interest Billing Receivable - The Company entered into a joint venture agreement on February 23, 2011 with Victory Oil Company for the drilling of a well on the Company’s Pike lease. The Pike 1-H well was drilled during the first quarter of 2011. The well was completed and placed into production during April 2011. The Company’s share of the total costs for drilling and completing this well are 68% and Victory Oil’s share of costs are 32%. As of September 30, 2011, the Company’s share of costs for drilling this well were approximately $897,000 and Victory Oil’s share of the costs were approximately $422,000. At September 30, 2011, the Company has a joint interest billing receivable of $10,776 from Victory Oil for its share of the costs of operating this well. At September 30, 2012, the Company has a joint interest billing receivable of $3,647 from Victory Oil for its share of the costs of operating this well.

2. Dividends

No cash dividends were paid during the nine months ended September 30, 2012 and 2011.

3. Commitments and Contingencies

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

Pursuant to the employment agreement, the Company may terminate Mr. Alexander's employment with or without cause at any time before its term expires upon providing written notice. In the event the Company terminates Mr. Alexander's employment without cause, Mr. Alexander would be entitled to receive a severance amount equal to his annual base salary and benefits for the balance of the term of his employment agreement. In the event of termination by reason of Mr. Alexander's death or permanent disability, his legal representative will be entitled to receive his annual salary and benefits for the remaining term of his employment agreement. In the event of, or termination following, a change in control of the Company, as defined in the agreement, Mr. Alexander would be entitled to receive his annual salary and benefits for the remainder of the term of his agreement. In the event that Mr. Alexander is terminated the Company would incur approximately $870,000 in costs.

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

4. Income Tax Provision

The Company recognized an income tax provision of $272,700 for the nine months ended September 30, 2012 and a net income tax provision of $11,800 for the same period in 2011.

Income tax provision for the nine months ended September 30, 2012 was calculated as follows:

	Federal	State	Total

Current tax provision	$85,300	$14,500	$99,800
Deferred tax provision	134,550	38,350	172,900

	$219,850	$52,850	$272,700

Income tax provision (benefit) for the nine months September 30, 2011 was calculated as follows:

	Federal	State	Total

Current tax provision	$140,000	$23,300	$163,300
Deferred tax (benefit)	(117,800)	(33,700)	(151,500)

	$22,200	$(10,400)	$11,800

Income tax provision for the three months ended September 30, 2012 was calculated as follows:

	Federal	State	Total

Current tax provision	$14,300	$2,500	$16,800
Deferred tax provision	56,050	15,950	72,000

	$70,350	$18,450	$88,800

Income tax provision (benefit) for the three months ended September 30, 2011 was calculated as follows:

	Federal	State	Total

Current tax provision	$45,200	$7,500	$52,700
Deferred tax (benefit)	(161,600)	(46,000)	(207,600)

	$(116,400)	$(38,500)	$(154,900)

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,719,000 as of September 30, 2012. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

5. Incentive and Retention Plan

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

6. Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $180,000 during the nine months ended September 30, 2012 and $176,000 during the nine months ended September 30, 2011.

7. Stock Based Compensation

The Company issued warrants and options to purchase common shares of the Company as compensation for consulting and Board of Directors services. The value of warrants and options issued for compensation are accounted for as a non-cash expense to the Company at the fair value of the warrants and options issued. The Company values the warrants and options at fair value as calculated by using the Black-Scholes option-pricing model. As of September 30, 2012 the Company has $0 in unamortized stock based compensation related to outstanding options and warrants.

The following table summarizes the warrant and option activity for the nine months ended September 30, 2012:

	Number of
(Unaudited)	Warrants and Options	Weighted-Average Exercise Price

Outstanding, December 31, 2011	25,000	$4.08
Granted	0	0
Exercised	(15,000)	4.46
Cancelled	—	—
Outstanding, September 30, 2012	10,000	$5.40

On July 2, 2012 and September 20, 2012 consultants exercised the remaining 15,000 warrants under “cash-less” exercise provisions of the warrant agreement. As a result, 4,232 shares of common stock were delivered to the warrant holders.

The following summarizes the options issued, outstanding and exercisable as of September 30, 2012:

Grant Date	June 2, 2011
Strike Price	$5.40
Expiration Date	June 1, 2016
Options Remaining	10,000
Proceeds if Exercised	$54,000

8. Fair Value

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

Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation has increased $25,961 during the nine months ended September 30, 2012 as a result of normal accretion expense and the drilling of a new well.

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

	At and for the period ended September 30, 2011:
	Total	Level 1	Level 2	Level 3	Total Valuation
Oil and gas properties and equipment	$897,000	$—	$—	$224,000	$(673,000)

Oil and gas properties and equipment held and used with a carrying amount of $897,000 were written down to their fair value of $224,000, resulting in a valuation charge of $673,000, which was included in earnings for the period.  The fair value of these long-lived assets held and used was calculated based upon discounted cash flow projections.  These projections incorporate management's assumptions about future cash flows based upon past experience and future expectations.  The expected cash flows are then discounted using a discount rate that the Company believes is commensurate with the risks involved.  There has been no valuation charge incurred for the nine months ended September 30, 2012.

9. Registration Statement on Form S-3

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations from the periods presented, are as follows:

Balance at December 31, 2011	$1,278,889
Incurred during the period	(14,105)
Additions for new wells	8,096
Accretion expense	31,970
Balance at September 30, 2012	$1,304,850

11. Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 30, 2012 through the date these unaudited financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2012, crude oil prices have decreased by $6.50 per barrel.

The Company is in the process of acquiring Victory Oil Company's 32% working interest in the Pike 1-H well and 50 acres of surface and mineral interests associated with Victory's Murphy Fee property. The transaction will give Pyramid 100% working interest in the Pike 1-H. Both Companies expect to conclude the transaction in the fourth quarter of 2012.

The Company has further strengthened its financial position as it continues to evaluate opportunities to increase reserves and production volumes. At September 30, 2012, Pyramid's balance sheet remained free of long-term debt and included cash, cash equivalents and short-term investments of $5.7 million, up from $4.9 million at December 31, 2011. Pyramid also held long-term assets in the form of certificates of deposit of $1.1 million.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

REVENUES

The decrease in oil and gas sales of $213,922 is due primarily to lower crude oil production combined with lower average sales prices for the three months ended September 30, 2012. The Company's net revenue share of crude oil production/sales decreased by approximately 1,400 barrels for the third quarter of 2012. The average sales price of the Company's oil and gas for the third quarter of 2012 decreased by approximately $5.25 per equivalent barrel when compared to the same period of 2011. The decline in production for the third quarter of 2012 is not attributable to any one property. Many of the Company’s oil and gas leases had lower production due primarily to natural decline.

OPERATING EXPENSES

Operating expenses increased by $54,717 for the third quarter of 2012. The cost to produce an equivalent barrel of crude oil during the second quarter of 2012 was approximately $39.69 per barrel, an increase of approximately $8.31 per barrel when compared with production costs for the third quarter of 2011. The net increase in lease operating expenses is caused by many offsetting factors. These include higher costs for equipment fuel, gas engine repairs, licenses and permits and well abandonment costs. These were offset by lower costs for pump repairs.

Equipment fuel costs increased by $13,220 due primarily to an increase in average fuel costs for gasoline and diesel and higher volumes purchased during the third quarter of 2012. In 2011, the Company recorded the purchase of approximately $4,100 of fuel costs as rig maintenance costs for the Pike 1-H well. Gas engine repairs increased by $13,205 due primarily to maintenance activities on the Santa Fe and Anderson wells. Licenses and permits increased by $11,015 due primarily to fees related to the Santa Fe lease. The costs to abandon two wells increased by $7,384 during the third quarter of 2012. No wells were abandoned in the third quarter of 2011. Downhole pump repairs decreased by $10,488 due to lower activity in this cost category.

Inventory change increased operating expenses by $10,143 for the third quarter of 2012 and decreased operating expenses by $10,492 for the third quarter of 2011. As a result, operating expenses increased by $20,635 for the third quarter of 2012, when compared with the same period of 2011. The decrease in inventory at September 30, 2012 of $10,143 is due primarily to lower inventory volumes at September 30, 2012 offset by higher average per unit inventory values. The increase in inventory at September 30, 2011 of $10,492 is due primarily to higher inventory volumes combined with higher average per barrel inventory valuations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $29,673 for the third quarter of 2012 when compared with the same period for 2011. Accounting services decreased by $19,533 due primarily to lower fees for audit services. Legal services decreased by $17,200 due primarily to the filing of a Registration Statement on Form S-8 that was filed in the third quarter of 2011. This was offset by higher fees for outside services. Outside services increased by $8,396 due primarily to the hiring of temporary help for the corporate office staff.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $32,706 for the third quarter of 2012, when compared with the same period for 2011. The decrease is due primarily to a decrease in depletion of the Company’s oil and gas properties due to a decline in the volume of oil and gas sales.

VALUATION ALLOWANCES

During the third quarter of 2011, the Company recorded a valuation allowance of $673,000 against the costs of drilling the Pike 1-H well. The Pike 1-H was drilled in the first quarter of 2011 and did not respond favorably to efforts by the Company to stimulate production from the well. There have been no valuation allowances recorded in 2012.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

REVENUES

The decrease in oil and gas sales of $379,877 is due primarily to lower crude oil sales volumes offset by higher average sales prices for the nine months ended September 30, 2012. The Company's net revenue share of crude oil production/sales decreased by approximately 4,600 barrels for the nine months ended September 30, 2012. The decline in production for the first nine months of 2012 is not attributable to any one property. Many of the oil and gas leases had lower production due primarily to natural decline. The average sales price of the Company's oil and gas for the nine months ended September 30, 2012 increased by approximately $2.76 per equivalent barrel when compared to the same period of 2011.

OPERATING EXPENSES

Operating expenses increased by $82,911 for the nine months ended September 30, 2012. The cost to produce an equivalent barrel of crude oil during the nine months ended September 30, 2012 was approximately $37.22 per barrel, an increase of approximately $6.18 per barrel when compared with production costs for the same period of 2011. The increase in lease operating expenses is caused by many factors. These include higher costs for equipment fuel, gas engine repairs, parts and supplies, licenses and fees, professional services and contract operations. These were offset by lower costs for pump repairs, outside services, insurance expense and equipment rental.

Equipment fuel costs increased by $40,608 due primarily to an increase in fuel consumed combined with higher average fuel costs for gasoline and diesel used by the Company’s vehicles and production equipment. Gas engine repairs increased by $28,006 due primarily to maintenance activities on the Santa Fe and Anderson wells. Parts and supplies increased by $14,767 due to higher maintenance activities for the nine months ended September 30, 2012. Licenses and permits increased by $13,433 due primarily to fees related to the Santa Fe lease. Professional services increased by $8,388 due to a review of the Company’s Pike #1-H well that was conducted by a third-party petroleum engineering firm. Contract operations increased by $8,282 due to higher costs on the New York and Wyoming joint ventures.

Downhole pump repairs decreased by $15,048 due to lower activity in this cost category. Outside services decreased by $12,848 due to lower demand for third-party repair and maintenance services. Insurance expense decreased by $12,223 due to lower premiums for auto, health and workers’ compensation insurance. Equipment rental costs decreased by $9,937 due primarily to lower costs on the Pike lease during the nine months ended September 30, 2012. The Company leased the surface pumping unit and a crude oil storage tank for the new 1-H well that was drilled in the first quarter of 2011.

Inventory change increased operating expenses by $12,131 for the nine months ended September 30, 2012 and decreased operating expenses by $10,336 for the nine months ended September 30, 2011. As a result, operating expenses increased by $22,467 for the nine months ended September 30, 2012, when compared with the same period of 2011. The decrease in inventory at September 30, 2012 of $12,131 is due primarily to lower inventory volumes at September 30, 2012 offset by higher average per unit values. The increase in inventory at September 30, 2011 of $10,336 is due primarily to higher average per barrel inventory valuations offset by lower inventory volumes.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $33,571 for the nine months ended September 30, 2012 when compared with the same period for 2011. Accounting services decreased by $47,404 due to lower audit fees and lower fees paid to a third-party individual who has assisted with the training and implementation of a new oil and gas accounting software that was effective January 1, 2011. Legal fees declined by $19,337 during the nine months ended September 30, 2012 due primarily to the filing of a Form S-8 during 2011. The legal fees expended for the filing of the Form S-8 during 2011 were $17,500. Outside services increased by $10,417 due primarily to the hiring of temporary help for the corporate office staff. General expenses increased by $8,000 due to a donation the Company made during the second quarter of 2012 to a local medical facility. General liability insurance increased by $6,973 due to an increase in the allocation of insurance costs to general and administrative expense from operating expenses during 2012. The remaining net increase in general and administrative costs of $7,780 is attributable to many different cost categories, none of them significant in amount.

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

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $76,235 for the nine months ended September 30, 2012, when compared with the same period for 2011. The amortization of Texas leaseholds decreased by approximately $48,000 during 2012. The Texas leaseholds were fully amortized as of June 30, 2011. Depletion of oil and gas properties decreased by $25,613 due primarily to a decline in the volume of oil and gas sales.

VALUATION ALLOWANCES

During the third quarter of 2011, the Company recorded a valuation allowance of $673,000 against the costs of drilling the Pike 1-H well. The Pike 1-H was drilled in the first quarter of 2011 and did not respond favorably to efforts by the Company to stimulate production from the well.

On March 21, 2011, the Company participated in the drilling of a joint venture well in Menard County, Texas. Log analysis of this well indicated that the well would not be commercially viable, and was plugged and abandoned. The Company owned a 30% interest in the joint venture. The Company recorded a valuation allowance of $54,384 against the costs incurred during the six months ended June 30, 2011 for the drilling of this well.

There have been no valuation allowances recorded in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $819,966 for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, operating activities provided cash of $1,745,498. Cash was used for capital spending of $848,952 and principal payments on long-term debt of $48,634. See the Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term and long-term investments of $3,228,310 at September 30, 2012 that provided additional liquidity during the first nine months of 2012.

IMPACT OF CHANGING PRICES

The Company’s revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the nine months ended September 30, 2012 increased by approximately $2.76 per equivalent barrel when compared with the same period of 2011. The Company cannot predict the future course of crude oil prices.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS   XBRL Instance Document.

101.SCH  XBRL Taxonomy Extension Schema.

101.CAL  XBRL Taxonomy Extension Calculation Linkbase.

101.DEF  XBRL Taxonomy Extension Definition Linkbase.

101.LAB  XBRL Taxonomy Extension Label Linkbase.

101.PRE  XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID OIL COMPANY
(registrant)

Dated: November 14, 2012	JOHN H. ALEXANDER
John H. Alexander
President

Dated: November 14, 2012	LEE G. CHRISTIANSON
Lee G. Christianson
Chief Financial Officer

