Form 10-K
period 2012-12-31
PYRAMID OIL CO
filed 2013-03-29
CIK 81318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission File Number 001-32989

PYRAMID OIL COMPANY

(Exact Name of registrant as specified in its charter)

CALIFORNIA	94-0787340
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2008 – 21st. Street. P.O. Box 832, Bakersfield, California	93302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(661) 325-1000

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Common Stock	NYSE MKT
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value on June 30, 2012, (the last business day of the registrant's most recently completed second fiscal quarter) of the voting shares held by non-affiliates was approximately $12,972,000 based on the closing sales price of the registrant's Common Stock on such date.

At March 29, 2013, there were 4,688,085 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

PYRAMID OIL COMPANY

2012 FORM 10-K ANNUAL REPORT

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

Oil and Gas Production Operations.

Pyramid owns and operates 28 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. Nine of these properties were not operated during 2012. All of these properties were shut-down before January 1, 2012. No other properties were shut-down during 2012. Most of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. There are no proved reserves attributed to these properties at December 31, 2012. All of the shut-down properties had been written-down in prior periods.

During 2012, the Company operated 17 leases within California; 15 of these leases had total annual gross oil production exceeding 1,000 barrels per lease. Production activities primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Economic factors associated with the price of oil and gas and the productive output of wells determines the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 122 wells, and of these, approximately 51 were in operation during 2012. The Company also owns other oil and gas interests outside of California that it does not operate. These interests are located in Wyoming, Texas and New York.

Marketing of Crude Oil and Natural Gas.

The Company sells its crude oil to Phillips 66 and Kern Oil & Refining, accounting for approximately 51% and 47%, respectively, of the Company’s crude oil and gas sales in 2012. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Phillips 66 and its predecessors, and Kern Oil have been customers of the Company for over twenty years. Natural gas is sold to companies in the area of operations. The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid's crude oil sales are not seasonal, but uniform throughout the year.

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

Other

The Company employed twelve full-time and two part-time people as of December 31, 2012. Three full-time and two part-time people were office or administrative personnel, and the rest were field personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union contracts.

The Company had no material research and development costs for the three years ended December 31, 2012.

All of the Company's revenues during 2012 were derived from domestic sources.

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

At times the company participates in joint ventures wherein the company is dependent upon the efforts of various third parties that the company does not control and, as a result, the company may not be able to control the timing of development efforts, associated costs, or the rate of production of reserves (if any).

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

The general business description and the description of the Company's oil and natural gas operations are described on page 4 under Item 1. Business. Information required by Subpart 1200 of Regulation S-K (Disclosure by Registrants Engaged in Oil and Gas Producing Activities) is also contained in Item 1. and in Item 8. Financial Statements and Supplementary Data, Supplemental Information - Oil and Gas Producing Activities on pages 51 to 55. The preceding information is incorporated by reference into this Item 2.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company did not have any proved undeveloped reserves at December 31, 2012. The Company had proved undeveloped reserves of 44,700, 77,700, 96,000, and 9,500 at December 31, 2011, 2010, 2009 and 2008, respectively.

The Company had proved undeveloped reserves of 44,700 barrels of crude oil at December 31, 2011. These reserves were attributable to two wells that the Company planned to drill in 2012. The Company projected that it would cost approximately $1,281,000 to drill and complete these wells in 2012. One of these wells the Santa Fe #20 well, a development well, was drilled and completed in the first quarter of 2012. This well is currently not producing and a valuation allowance of $207,000 was recorded in the fourth quarter against the Santa Fe lease. The other well that was projected to be drilled in 2012, the CLI 4-H well, was not drilled in 2012 and the Company currently does not anticipate drilling this well at any time in future years.

The Company had proved undeveloped reserves of 77,700 barrels of crude oil at December 31, 2010. These reserves were attributable to three wells that the Company planned to drill in 2011. The Company projected that it would cost approximately $1,596,000 to drill and complete these wells in 2011. One of these wells the Pike 1-H, a horizontal well, was spudded in March of 2011. The Company is drilling this well in conjunction with a joint-venture partner. The Company is the operator of the joint venture.

The Company had proved undeveloped reserves of 96,000 barrels of crude oil at December 31, 2009. These reserves were attributable to three wells that the Company planned to drill in 2010. The Company projected that it would cost approximately $1,550,000 to drill and complete these wells in 2010. Two of these wells were drilled in 2010. The Anderson No. 10 well was drilled in the first quarter of 2010 at a cost of $481,000. This well was completed and placed into production in the first quarter of 2010 and is currently under production. The second well was drilled in the second quarter of 2010. The CLI No. 4-H, was not completed due to the absence of hydrocarbons and was abandoned as a dry-hole. The cost to drill this well was $867,000. A valuation allowance of $867,000 was recorded in the first and second quarter against the costs of this well.

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

(b) Oil and Gas Properties

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties were assembled by MHA Petroleum Consultants, LLC, independent petroleum engineers, and are as follows:

	Crude Oil	Natural Gas
	(Bbls)	(MCF)

December 31, 2012	482,000	0
2011	546,000	42,000
2010	538,000	44,000
2009	506,000	81,000
2008	471,000	155,000

The Company’s estimated future net recoverable oil and gas reserves, noted in the above table, have not been filed with any other Federal authority or agency since January 1, 2012.

Using the 12 month average of the first-of-the-month oil and gas prices and 12 month average of lease operating expenses, the estimated value of future net revenues to be derived from Pyramid's proved developed oil and gas reserves, discounted at 10%, were $13,712,000 at December 31, 2012, $18,439,000 at December 31, 2011, $13,068,000 at December 31, 2010, $9,158,000 at December 31, 2009, and $4,106,000 at December 31, 2008.

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

Internal Controls over Reserve Estimation

Our proved reserve information as of December 31, 2012 included in this Annual Report on Form 10-K was estimated by our independent petroleum consultant, MHA Petroleum Consultants, LLC, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. For the company's estimation procedures, credentials and statement of independence, see the MHA Petroleum Consultants, LLC, report filed herein on Exhibit 99.1. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. MHA Petroleum Consultants, LLC, and their predecessors have been preparing the Company's reserve information for over twenty years and thus, are very familiar with the Company's operations and their oil and gas properties.

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

Pyramid's net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows:

	2012	2011	2010	2009	2008

Crude oil (Bbls)	45,000	55,000	60,000	57,000	65,000
Natural gas (MCF)	6,000	9,000	9,000	5,000	5,000

Pyramid's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

	2012	2011	2010	2009	2008

Sales price:
Crude oil	$106.60	$104.78	$77.10	$57.16	$93.47

Natural gas	$2.76	$3.87	$4.37	$4.02	$7.94

Production costs	$41.00	$33.00	$26.60	$24.20	$27.20

The average selling price of the Company’s crude oil at December 31, 2012, was approximately $101.62 per barrel and the average selling price of the Company’s natural gas at December 31, 2012, was approximately $3.52 per MCF.

As of December 31, 2012, Pyramid had the following gross and net position in wells and proved acres:

	WELLS		PROVED ACRES
	Gross (1)	Net (1)	Gross (2)	Net (2)
Oil	128	127	9,191	1,812
Natural Gas	22	7	12,246	4082
	150	134	21,437	5,894

(1)	"Gross wells" represent the total number of wells in which the Company has a working interest. "Net wells" represent the number of gross wells multiplied by the percentage of the working interests therein held by the Company.

(2)	"Gross acreage" represents all acres in which the Company has a working interest. "Net acres" represent the aggregate of the working interests of the Company in the gross acres.

The Company drilled one development well in 2012, the Santa Fe No. 20. This well is currently non-producing. A valuation allowance of $207,000 was recorded in the fourth quarter against the Santa Fe lease.

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

As of December 31, 2012, Pyramid held positions in unproven acreage in the following locations:

	ACRES
	Gross	Net
New York
Mount Morris and Livingston Counties	34,800	9,788

Texas
McMullen County	5,700	713

(c) Real Property Owned

Pyramid owned the following real property as of December 31, 2012, all located in California.

County of Kern
Mullaney yard	20 acres
Miller property	112 acres
Ranton property	80 acres
Murphy property	50 acres

City of Bakersfield	3 lots

Located on the three lots of real property in the city of Bakersfield are the Company’s executive offices. This property was acquired by the Company in 1986. The office building located on this property is a one story structure with approximately 4,200 square feet and is in good condition.

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Pyramid is traded on the NYSE MKT under the symbol "PDO". The following are high and low sales prices for each quarter of 2012 and 2011, and reflect inter-dealer prices without retail markup, markdown or commission.

	High	Low

Fiscal Quarter Ending 2012
March 31,	$6.2300	$3.8200
June 30,	5.2000	4.0500
September 30,	4.8500	4.0700
December 31,	4.5600	3.7500

Fiscal Quarter Ending 2011
March 31,	8.4500	5.1700
June 30,	7.0300	4.5100
September 30,	5.3400	3.6000
December 31,	4.5300	3.4100

At December 31, 2012, the Company had 193 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company did not repurchase any securities during 2012, or issue any securities during 2012 that were not registered under the Securities Act of 1933.

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

	Years Ended December 31,
	(In thousands except per share data)
	2012	2011	2010	2009	2008

Statement of Operations Data

Total Revenue	$4,995	$5,690	$4,836	$3,312	$6,611
Income from Operations	975	1,161	53	(537)	1,094
Net Income (Loss)	778	1,095	246	(189)	1,514
Net Income (Loss) per Share Basic and Diluted	$0.17	$0.23	$0.05	$(0.04)	$0.32
Weighted Average Number of Basic Shares Outstanding	4,686	4,684	4,678	4,678	4,678

Balance Sheet Data

Cash and Cash Equivalents	$3,834	$2,763	$1,536	$1,439	$1,794
Short-term Investments	2,136	2,128	3,059	3,344	2,789
Total Assets	12,761	11,882	10,630	10,142	10,277
Notes Payable	0	55	40	21	45
Stockholders' Equity	10,658	9,881	8,742	8,373	8,352
Total Liabilities and Stockholders' Equity	12,761	11,882	10,630	10,142	10,277

Per Share Data

Net Book Value per
Common Share	$2.27	$2.11	$1.87	$1.79	$1.79
Common Shares Outstanding	4,688	4,684	4,678	4,678	4,678

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of Changing Prices

Average prices increased by approximately sixty cents per equivalent crude oil and gas barrel sold during 2012 as compared with average prices for 2011. In 2012 there were 244 separate crude oil price changes, as compared with 248 price changes in 2011. The difference between the highest ($123.80) and lowest ($90.25) posted prices in 2012 was $33.55 per barrel. By comparison, this same differential in 2011 was $36.65 per barrel.

Liquidity and Capital Resources

The Company had cash and short-term investments of $5,970,000 at December 31, 2012, for a net increase of $1,079,000, when compared to December 31, 2011. Short-term investments consist of certificates of deposit having original maturities of three months or more. During 2012, operating activities generated cash of $2,142,000. During 2012, cash was consumed by capital spending of $979,000 and principal payments on the Company's long-term debt totaling $55,000. The components of the changes in cash for 2012 are described in the Statements of Cash Flows included in Item 8 of this Form 10-K. Adequate funds were available to carry out all necessary oil and gas operations and to maintain its equipment. A $500,000 line of credit, unused at December 31, 2012, also provided additional liquidity during 2012.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending December 31, 2013. In addition to its current assets, the Company also has a credit facility for $500,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during fiscal year 2013 are based on the following:

As of December 31, 2012, the amount of cash, cash equivalents, and short-term investments was equal to $5,970,000 in the aggregate.

As of December 31, 2012, the Company had approximately $7,072,000 in current assets, and $775,000 of current liabilities.

As of December 31, 2012, the Company had no long-term or current debt.

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

The Company drilled one development well during 2012. The Company drilled two joint-venture wells in 2011. The Company drilled two new wells and re-drilled two existing wells in 2010. The Company participated as a non-operator in the drilling of a natural gas well in Texas during 2009. The Company drilled two wells in the year ended December 31, 2008.

The Company's proved developed producing crude oil reserves decreased by approximately 19,000 barrels at December 31, 2012. The decrease in crude oil reserves is due to crude oil production of 45,000 barrels offset by an increase of 26,000 barrels as a result of revisions of previous estimates.

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

Forward-Looking Information

Looking forward into 2013, crude oil prices have increased by approximately $2.80 per barrel as of March 27, 2013, compared to prices at December 31, 2012. There have been 56 separate price changes since December 31, 2012.

The Company is in the planning and permitting process to re-drill three of its existing wells sometime during the third quarter of 2013, depending on drilling rig availability. The three wells are located on the Company’s Delaney Tunnell property in Santa Maria, California. Two will be production wells, and will be re-drilled into the Monterey formation at a depth of approximately 6,700 feet. The wells were previously drilled to a depth of 4,700 feet. One of the wells will be re-drilled as a disposal well for production water. The Company has submitted its water disposal plan to the State of California and is awaiting approval.

Management also will continue to evaluate external opportunities to grow the Company, and has maintained a strong balance sheet and working capital position that could help facilitate potential future projects and transactions.

Pyramid's growth during 2013 and beyond will be highly dependent on the level of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to exploration and development successes or failures, rig availability, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells, have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2013, by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which, were not material during 2012. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect on its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results Of Operations For The Fiscal Year Ended December 31, 2012

Compared To The Fiscal Year Ended December 31, 2011

Revenues

Oil and Gas Sales

Revenues decreased by $693,110 due primarily to lower crude oil production for 2012. Crude oil production/sales decreased by approximately 6,900 barrels for 2012. Average prices of the Company's oil and gas sales increased by sixty cents per equivalent barrel when compared to the same period for 2011.

Operating Expenses

Operating expenses increased by $153,185 for 2012 when compared to the same period for 2011. During 2012, the cost to produce an equivalent barrel of crude oil was $40.98 per barrel, an increase of $8.02 per barrel when compared with production costs for the same period of 2011. The increase in lease operating expenses is caused by many factors. Inventory change contributed to an increase in operating expenses of $67,771. Costs increased for equipment fuel, well abandonments, chemicals, licenses and fees and gas engine repairs. These were offset by lower costs for outside services.

Inventory change increased operating expenses by $35,976 for the twelve months ended December 31, 2012 and decreased operating expenses by $31,795 for the twelve months ended December 31, 2011. As a result, operating expenses increased by $67,771 for the twelve months ended December 31, 2012, when compared with the same period of 2011. The decrease in inventory at December 31, 2012 of $35,976 is due primarily to lower inventory volumes at December 31, 2012 offset by higher average per unit values. The increase in inventory at December 31, 2011 of $31,795 is due primarily to higher average per barrel inventory valuations offset by lower inventory volumes.

Equipment fuel costs increased by $44,758 due primarily to an increase in fuel consumed combined with higher average fuel costs for gasoline and diesel used by the Company’s vehicles and production equipment. Well abandonment costs increased by $26,331 due to the abandonment of three wells in 2012. One well was abandoned in 2011. Chemicals increased by $14,400 due primarily to higher usage of chemicals on the Delaney-Tunnell lease. Licenses and permits increased by $13,714 due primarily to fees related to the Santa Fe lease. Gas engine repairs increased by $11,755 due primarily to maintenance activities on the Santa Fe and Anderson wells. Outside services decreased by $14,724 due to lower demand for third-party repair and maintenance services.

General and Administrative Expenses

General and administrative expenses decreased by $37,742 for the twelve months ended December 31, 2012 when compared with the same period for 2011. Accounting services decreased by $62,442 due to lower audit fees and lower fees paid to a third-party who assisted with the training and implementation of a new oil and gas accounting software that was effective January 1, 2011. Legal fees declined by $26,027 during the twelve months ended December 31, 2012 due primarily to the filing of a Form S-8 during 2011. The legal fees expended for the filing of the Form S-8 during 2011 were $17,500. Outside services increased by $16,852 due primarily to the hiring of temporary help for the corporate office staff. General liability insurance increased by $10,425 due to an increase in the allocation of insurance costs to general and administrative expense from operating expenses during 2012. General expenses increased by $8,000 due to a donation the Company made during the second quarter of 2012 to a local medical facility. Administrative salaries increased by $6,077 due to a 7% wage rate increase that was effective May 1, 2012. The remaining net increase in general and administrative costs of $9,353 is attributable to many different cost categories, none of them significant in amount.

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

Taxes, Other Than Income and Payroll Taxes

Taxes, other than income and payroll taxes increased by $22,981 due primarily to higher property taxes on the Company’s oil and gas properties.

Provision for Depletion, Depreciation and Amortization

The provision for depletion, depreciation and amortization decreased by $85,673 for the twelve months ended December 31, 2012, when compared with the same period for 2011. The amortization of Texas leaseholds decreased by approximately $48,000 during 2012. The Texas leaseholds were fully amortized as of June 30, 2011. Depletion of oil and gas properties decreased by $32,600 for the twelve months ended December 31, 2012. Depletion of oil and gas properties was lower due primarily to lower sales volumes for 2012.

Valuation Allowances

The Company recorded a valuation allowance of $237,711 at December 31, 2012 on certain of its oil and gas properties. The valuation allowance resulted from an engineering reserve report that was prepared by MHA Petroleum Consultants, a third-part engineering firm engaged by the Company.

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

Operating Expenses

Operating expenses increased by $212,677 for 2011 when compared to the same period for 2010. During 2011, the cost to produce an equivalent barrel of crude oil was $32.96 per barrel, an increase of $6.41 per barrel when compared with production costs for the same period of 2010. The increase in lease operating expenses was caused by many factors. These include higher costs for labor, contract operations, production equipment repair and maintenance, equipment fuel, chemicals, equipment rental and outside services. This was offset by lower costs for parts and supplies and waste water disposal.

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

Equipment rental costs increased by $19,932 due primarily to activities related to the Pike lease. The Company leased a surface pumping unit and a crude oil storage tank for the new 1-H well that was drilled in the first quarter of 2011. Outside services increased by $16,908 due primarily to charges for the Mabry, Miller and Pike leases. During 2011, the Company employed a third-party contractor to perform a gyro survey and another contractor to perform down-hole cement work on the Mabry #1 well. During 2011, the Company engaged a third-party contractor to clear the surface area of the Miller fee property.

Parts and supplies decreased by $28,420 due to lower maintenance activities during 2011. Waste water disposal costs decreased by $27,807 during 2011 due to lower costs on the Delaney Tunnell lease.

General and Administrative Expenses

General and administrative expenses increased by $4,881 during 2011 when compared with the same period for 2010. Accounting services increased by $47,059 due to fees paid of $21,713 to a third-party individual to assist with the training and implementation of a new oil and gas accounting software that was effective January 1, 2011. Audit fees were higher by $24,181 and tax consulting and tax preparation services were higher by $5,531. Directors’ and officers’ liability insurance increased by $25,313. This insurance coverage was not effective until October 1, 2010. Legal fees increased by $21,717 due primarily to the filing of a Registration Statement on Form S-8 that was filed in the third quarter of 2011. These were offset by lower costs for consulting services and other office expenses. Consulting services declined by $67,036 due to lower fees for consulting geologists. In 2010, the Company retained a geologist to review its oil and gas properties for future well locations and this project was completed in 2010.

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

The Company adopted FASB ASC Topic No. 360-10-15, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $237,771, $751,263 and $1,222,527 at December 31, 2012, 2011 and 2010, respectively (see Note 6 of Notes to Financial Statements included in Item 8 of this Form 10-K). The accumulated impairment reserve was $4,980,931 and $7,743,220 at December 31, 2012 and 2011, respectively.

Depletion, Depreciation, and Amortization

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2012, 2011 and 2010 were $16.66, $24.27 and $29.89, respectively.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This ASU requires us to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company adopted this guidance and did not have a significant impact on the Company's consolidated financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8 - Financial Statements and Supplementary Data

PYRAMID OIL COMPANY

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pyramid Oil Company

Bakersfield, California

We have audited the balance sheets of Pyramid Oil Company (“the Company”) as of December 31, 2012 and 2011, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ending December 31, 2012, in conformity with U. S. generally accepted accounting principles.

SINGERLEWAK LLP

Los Angeles, California
March 29, 2013

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	December 31,
	2012	2011

CURRENT ASSETS:
Cash and cash equivalents	$3,834,097	$2,762,676
Short-term investments	2,135,709	2,128,380
Trade accounts receivable (net of reserve for doubtful accounts of $4,000 in 2012 and 2011)	375,090	555,495
Income taxes receivable	73,069	21,169
Crude oil inventory	82,180	118,156
Prepaid expenses and other assets	257,370	255,846
Deferred Income taxes	264,400	262,500

TOTAL CURRENT ASSETS	7,021,915	6,104,222

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful efforts method)	20,007,453	19,124,558
Capitalized asset retirement costs	425,978	401,242
Drilling and operating equipment	1,966,750	1,956,371
Land, buildings and improvements	1,098,918	1,073,918
Automotive, office and other property and equipment	1,202,544	1,192,118
	24,701,643	23,748,207
Less - accumulated depletion, depreciation, amortization and valuation allowances	(20,953,324)	(20,091,655)
TOTAL PROPERTY AND EQUIPMENT	3,748,319	3,656,552

OTHER ASSETS
Long-term investments	1,101,526	1,071,984
Deferred income taxes	621,800	781,600
Deposits	250,000	250,000
Other assets	17,380	17,380
TOTAL OTHER ASSETS	1,990,706	2,120,964

TOTAL ASSETS	$12,760,940	$11,881,738

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2012	2011
CURRENT LIABILITIES:
Accounts payable	$226,759	$88,494
Accrued professional fees	120,000	142,990
Accrued taxes, other than income taxes	70,407	77,471
Accrued payroll and related costs	58,954	51,252
Accrued royalties payable	204,509	224,810
Accrued insurance	94,116	82,428
Current maturities of long-term debt	0	32,285

TOTAL CURRENT LIABILITIES	774,745	699,730

LONG-TERM DEBT, net of current maturities	0	22,330

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,327,861	1,278,889

TOTAL LIABILITES	2,102,606	2,000,949

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value
Authorized - 10,000,000 shares
Issued and outstanding – none	0	0
Common stock, no par value (Note 11, 12 and 13)
Authorized - 50,000,000 shares
Issued and outstanding - 4,688,085 shares
and 4,683,853 shares at December 31, 2012
and December 31, 2011, respectively	1,682,971	1,682,971
Retained earnings	8,975,363	8,197,818
TOTAL SHAREHOLDERS’ EQUITY	10,658,334	9,880,789

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$12,760,940	$11,881,738

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010
REVENUES:
Oil and gas sales	$4,995,327	$5,688,437	$4,515,211
Gain on sales of property and equipment	0	1,512	320,556
	4,995,327	5,689,949	4,835,767
COSTS AND EXPENSES:
Operating expenses	1,942,754	1,789,569	1,576,892
General and administrative	842,037	879,779	874,899
Stock based compensation	0	43,743	123,283
Taxes, other than income and payroll taxes	160,144	137,163	128,351
Provision for depletion, depreciation, and amortization	649,559	735,231	703,094
Valuation allowances	237,711	751,263	1,222,527
Accretion expense	38,341	45,314	34,955
Other costs and expenses	149,717	147,330	118,043
	4,020,263	4,529,392	4,782,044
OPERATING INCOME	975,064	1,160,557	53,723

OTHER INCOME (EXPENSE):
Interest income	42,943	49,863	43,601
Other income (expense)	450	500	(14,061)
Interest expense	(1,091)	(3,020)	(300)
	42,302	47,343	29,240

INCOME BEFORE INCOME
TAX PROVISION (BENEFIT)	1,017,366	1,207,900	82,963
Income tax provision (benefit)
Current	81,921	203,203	109,100
Deferred	157,900	(90,500)	(272,000)
	239,821	112,703	(162,900)

NET INCOME	$777,545	$1,095,197	$245,863

BASIC INCOME PER COMMON SHARE	$0.17	$0.23	$0.05

DILUTED INCOME PER COMMON SHARE	$0.17	$0.23	$0.05

Weighted average number of common shares outstanding	4,685,859	4,683,853	4,677,728

Diluted average number of common shares outstanding	4,685,859	4,687,580	4,686,003

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF SHAREHOLDERS' EQUITY

	Common
	Shares			Total
	Issued and	Common	Retained	Shareholders’
	Outstanding	Stock	Earnings	Equity

Balances, December 31, 2009	4,677,728	$1,515,945	$6,856,758	$8,372,703

Severance award agreement		113,500		113,500

Stock based compensation		9,783		9,783

Net income			245,863	245,863

Balances, December 31, 2010	4,677,728	1,639,228	7,102,621	8,741,849

Stock based compensation		43,743		43,743

Shares issued on exercise of options	6,125

Net income			1,095,197	1,095,197

Balances, December 31, 2011	4,683,853	1,682,971	8,197,818	9,880,789

Shares issued on exercise of options	4,232

Net income			777,545	777,545

Balances, December 31, 2012	4,688,085	$1,682,971	$8,975,363	$10,658,334

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$777,545	$1,095,197	$245,863

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for depletion, depreciation, and amortization	649,559	735,231	703,094
Valuation allowances	237,711	751,263	1,222,527
Accretion expense	38,341	45,314	34,955
Gain on sale of property and equipment	0	(1,512)	(320,556)
Loss on retirement of fixed assets	0	0	18,228
Stock based compensation	0	43,743	123,283
Deferred income taxes	157,900	(90,500)	(272,000)
Asset retirement obligations	10,631	(1,618)	0

Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and interest receivable	128,505	(68,207)	(7,322)
(Increase) decrease in crude oil inventory	35,976	(31,795)	(23,601)
(Increase) decrease in prepaid expenses	(1,523)	(24,970)	(62,181)
(Increase) decrease in other assets	0	(10,000)	9,633
Increase (decrease) in accounts payable and accrued liabilities	107,300	55,099	56,999

Net cash provided by operating activities	2,141,945	2,497,245	1,728,922

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(979,038)	$(1,163,961)	$(2,258,083)
Payments to acquire short-term investments	0	(100,000)	(550,000)
(Increase) decrease in short-term investments	(7,329)	(11,655)	176,535
(Increase) in long-term investments	(29,542)	(30,181)	(21,002)
Proceeds from redemption of short-term investments	0	0	680,000
Proceeds from sale of property and equipment	0	21,500	320,556

Net cash used in investing activities	(1,015,909)	(1,284,297)	(1,651,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	0	55,979	40,419
Principal payments on long-term debt	(54,615)	(41,783)	(20,640)

Net cash provided by (used in) financing activities	(54,615)	14,196	19,779

Net increase in cash and cash equivalents	1,071,421	1,227,144	96,707

Cash and cash equivalents at beginning of year	2,762,676	1,535,532	1,438,825

Cash and cash equivalents at end of year	$3,834,097	$2,762,676	$1,535,532

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for interest	$1,091	$3,020	$300

Cash paid during the year for income taxes	$133,821	$216,874	$1,000

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Cash and Cash Equivalents

Cash and cash equivalents principally consist of demand deposits and certificates of deposits having original maturities of three months or less. At December 31, 2012, the Company had approximately $3,578,553 of cash and cash equivalents that were not fully insured by the FDIC.

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

DECEMBER 31, 2012

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

The Company adopted FASB ASC Topic No. 360-10-15, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $237,711, $751,263 and $1,222,527 at December 31, 2012, 2011 and 2010, respectively (see Note 6). The accumulated impairment reserve was $4,980,931 and $4,743,220 at December 31, 2012 and 2011, respectively.

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

The Company participated in one joint venture as the operator for the Pike 1-H well. The Company’s joint venture partner in this well was Victory Oil. The Company’s share of the property was 68%. During December 2012, the Company purchased Victory Oil’s share of the joint venture. These amounts were not material to the financial statements.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

Depletion, Depreciation, and Amortization

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company's experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2012, 2011 and 2010 were $16.66, $24.27 and $29.89, respectively.

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

DECEMBER 31, 2012

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

The Company files income tax returns in the U.S. Federal jurisdiction, and California, Texas and New York states. With few exceptions, the Company is no longer subject to U.S. Federal tax examination for the years prior to 2009. State jurisdictions that remain subject to examination range from 2008 to 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2012.

Concentration of Credit Risk

The Company sells its crude oil to Phillips 66 and Kern Oil & Refining, accounting for approximately 51%, and 47%, respectively, of the Company’s crude oil and gas sales in 2012. Crude oil sales were approximately 50% and 47% attributable to Phillips 66 and Kern Oil and Refining, respectively at December 31, 2011. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 62% and 37.5% attributable to Phillips 66 and Kern Oil and Refining, respectively at December 31, 2012. Trade receivables were approximately 54% and 45% attributable to Phillips 66 and Kern Oil and Refining, respectively at December 31, 2011.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This ASU requires us to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company adopted this guidance and did not have a significant impact on the Company's consolidated financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior financial statements to conform to the 2012 presentation.

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 19 years. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Upon retirement or disposition of property, the asset and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is charged to operations. The carrying value of property and equipment is assessed periodically and/or when factors indicating impairment are present. We recognize impairment losses when the expected cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated fair value. The Company recorded an impairment reserve of $237,711, $751,263 and $1,222,527 at December 31, 2012, 2011 and 2010, respectively (see Note 6).

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

Level 3 - Unobservable inputs which are supported by little or no market activity. Included in this category is the Company’s valuation of its asset retirement obligation liability. The obligation increased $48,972 during the year ended December 31, 2012, as a result of normal accretion, the drilling of a new well, the purchase of two wells and the retirement of one well.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with this guidance, we measure our cash equivalents and short-term investments at fair value. Our cash equivalents and short term investments are classified within Level 1. Cash equivalents and short term investments are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2012, cash equivalents and short term investments consisted of certificates of deposit measured at fair value on a recurring basis. Fair values of our certificates of deposit were $3,642,944, of which $405,709 was included in cash equivalents, $2,135,709 was included in short-term investments and $1,101,526 was included in long-term investments at December 31, 2012. Fair values of our certificates of deposit were $3,605,658, of which $405,294 was included in cash equivalents, $2,128,380 was included in short-term investments and $1,071,984 was included in long-term investments at December 31, 2011. The carrying value of accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

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

	At and for the period ended December 31, 2012:
	Total	Level 1	Level 2	Level 3	Total Valuation
Oil and gas properties and equipment	$1,019,100	$—	$—	$781,400	$(237,700)

In the year ended December 31, 2012 certain oil and gas properties and equipment held and used with a carrying amount of $1,019,100 were written down to their fair value of $781,400, resulting in a valuation charge of $237,700, which was included in earnings for this period.  The fair value of these long-lived assets held and used was calculated based upon discounted cash flow projections.  These projections incorporate management's assumptions about future cash flows based upon past experience and future expectations.  The expected cash flows are then discounted using a discount rate that the Company believes is commensurate with the risks involved.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

	At and for the period ended December 31, 2011:
	Total	Level 1	Level 2	Level 3	Total Valuation
Oil and gas properties and equipment	$975,000	$—	$—	$224,000	$(751,000)

In the year ended December 31, 2011 certain oil and gas properties and equipment held and used with a carrying amount of $975,000 were written down to their fair value of $224,000, resulting in a valuation charge of $751,000, which was included in earnings for this period.  The fair value of these long-lived assets held and used was calculated based upon discounted cash flow projections.  These projections incorporate management's assumptions about future cash flows based upon past experience and future expectations.  The expected cash flows are then discounted using a discount rate that the Company believes is commensurate with the risks involved.

3. Long-Term Debt and Line of Credit

Long-term debt at December 31, 2012 and 2011 is summarized as follows:

	December 31,
	2012	2011

Note payable to Ally, secured by equipment purchased with the proceeds of the loan, payable in monthly installments of $1,627 principal and interest, interest at 2.9%, final payment in 2012.	$0	$33,283

Note payable to ALLY, secured by equipment purchased with the proceeds of the loan, payable in monthly installments of $1,123 principal and interest, interest at 0.0%, final payment in 2012.	0	21,332
	0	54,615
Less - current maturities	0	32,285
	$0	$22,330

At December 31, 2012, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $500,000 through May 31, 2013. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 4.75% at December 31, 2012.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

4. Income Taxes

Income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2012	2011	2010
Federal income taxes:

Current	$69,700	$174,403	$92,000
Deferred	122,850	(70,350)	(211,700)
	192,550	104,053	(119,700)
State income taxes:

Current	12,221	28,800	17,100
Deferred	35,050	(20,150)	(60,300)
	47,271	8,650	(43,200)

Income tax provision (benefit)	$239,821	$112,703	$(162,900)

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

	Year Ended December 31,
	2012	2011	2010
Federal income tax expense (benefit) at statutory rate	$351,395	$410,686	$28,207
Statutory depletion	(143,291)	(320,627)	(169,589)
Prior period tax changes	(8,000)	0	0
State income taxes	12,221	28,800	17,100
Other	27,496	(6,156)	(38,618)

Income tax provision (benefit)	$239,821	$112,703	$(162,900)

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

The components of net deferred tax asset (liability) are as follows:

	Year Ended December 31,
	2012	2011	2010
Current deferred taxes:

Gross assets	$264,400	$262,500	$245,100
Gross liabilities	0	0	0
	264,400	262,500	245,100
Noncurrent deferred taxes:

Gross assets	2,340,500	2,500,300	2,474,700
Gross liabilities	0	0	0
Valuation allowance	(1,718,700)	(1,718,700)	(1,766,200)
	621,800	781,600	708,500

	$886,200	$1,044,100	$953,600

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2012	2011	2010
Accounts receivable	$1,600	$1,600	$1,600
Asset retirement obligations	519,800	500,100	482,700
Statutory depletion carryover	1,718,700	1,718,700	1,766,200
Accrued liabilities	262,800	260,900	243,500

Total deferred tax assets	2,502,900	2,481,300	2,494,000

Property and equipment	102,000	281,500	225,800
Valuation allowance	(1,718,700)	(1,718,700)	(1,766,200)
	$886,200	$1,044,100	$953,600

At December 31, 2012, a valuation allowance has been provided against the statutory depletion carryover due to the uncertainty of its future utilization.

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

At December 31, 2012, the Company has, for Federal income tax purposes, a statutory depletion carryover of approximately $4,421,000, which currently has no expiration date.

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

The Company files income tax returns in the U.S. Federal jurisdiction, and California, Texas and New York states. With few exceptions, the Company is no longer subject to U.S. Federal tax examination for the years prior to 2009. State jurisdictions that remain subject to examination range from 2008 to 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2012.

5. Related-Party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $222,500, $226,200 and $195,000 in 2012, 2011 and 2010, respectively.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease. See Note 12 for discussion of severance awards entered into with Mr. Alexander.

6. Fourth Quarter Results (Unaudited)

During the fourth quarter of 2012, the Company made adjustments to the carrying value of some of its oil and gas properties. The Company recorded a valuation allowance in the amount of $237,711 at December 31, 2012 to reflect the change in the projected future discounted net cash flows for this property, as the result of the analysis of the Company's oil and gas reserves by independent consultants. The Company also reduced depletion of its oil and gas properties by $39,414 as a result of the analysis of the Company's oil and gas reserves by independent consultants at December 31, 2012.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

During the fourth quarter of 2011, the Company made adjustments to the carrying value of one of its oil and gas properties. The Company recorded a valuation allowance in the amount of $23,879 at December 31, 2010 to reflect the change in the projected future discounted net cash flows for this property, as the result of the analysis of the Company's oil and gas reserves by independent consultants.

During the fourth quarter of 2010, the Company made adjustments to the carrying value of some of its oil and gas properties. The Company recorded a valuation allowance in the amount of $237,647 at December 31, 2010 to reflect the change in the projected future discounted net cash flows for this property as the result of the analysis of the Company's oil and gas reserves by independent consultants. During the fourth quarter of 2010, the Company recorded a valuation allowance of $117,412 against one of the Company's joint venture wells in Texas. The Company also recorded additional depletion of $27,010 on its oil and gas properties as a result of the analysis of the Company's oil and gas reserves by independent consultants at December 31, 2010.

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

The Company is subject to potential litigation within the normal course of business. In management's opinion, the resolution of such litigation would not have a material adverse effect upon the Company's financial position or the results of its operations. The Company did not have any pending litigation at December 31, 2012.

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

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

During the fourth quarter of 2012, pursuant to requirements of the California Department of Oil and Gas (CA DOG) the Company conducted a testing program on all of its crude oil storage tanks. The testing required the Company to empty each tank and measure for the thickness of the metal. The testing is almost complete and the results were favorable. The testing process disrupted crude oil production during the fourth quarter leading to lower revenues.

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

9. Defined Contribution Plan

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employee’s contributions up to 3% of their salaries. Contributions of $12,646, $11,549 and $9,521 were made during the years ended December 31, 2012, 2011 and 2010, respectively.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

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

There are no legally restricted assets for the settlement of asset retirement obligations. The Company has recognized deferred tax benefits of approximately $519,800 for the asset retirement obligations as of December 31, 2012.

A reconciliation of the Company's asset retirement obligations from the periods presented, are as follows:

	December 31,
	2012	2011	2010

Beginning balance	$1,278,889	$1,235,193	$1,193,324
Incurred during the period	(14,105)	(13,397)	0
Additions for new wells	25,092	11,779	6,942
Accretion expense	37,985	45,314	34,927
Ending balance	$1,327,861	$1,278,889	$1,235,193

11. Stock Based Compensation

The Company issued warrants and options to purchase common shares of the Company as compensation for consulting and Board of Directors services. The value of warrants and options issued for compensation are accounted for as a non-cash expense to the Company at the fair value of the warrants and options issued. The Company values the warrants and options at fair value as calculated by using the Black-Scholes option-pricing model. As of December 31, 2012 the Company has $0 in unamortized stock based compensation related to outstanding options and warrants.

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

DECEMBER 31, 2012

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

Risk-free interest rate	1.19%
Expected term (years)	2.0
Volatility	135%
Expected annual dividends	-
Stock price at November 13, 2008	$3.96

The following table summarizes the warrant and option activity for the twelve months ended December 31, 2012:

	Number of
	Warrants and Options	Weighted-Average Exercise Price

Outstanding, December 31, 2011	25,000	$4.08
Granted	0	0
Exercised	(15,000)	4.46
Cancelled	—	0
Outstanding, December 31, 2012	10,000	$5.40

The following summarizes the warrants issued, outstanding and exercisable as of December 31, 2011:

Grant Date	November, 2008
Strike Price	$3.20
Expiration Date	October 31, 2012
Warrants Remaining	15,000
Proceeds if Exercised	$48,000
Call Feature	None

During 2010, the Company's Board of Directors approved the extension of the expiration date of the warrants from November of 2010 to November of 2011. The Company recorded stock based compensation of $9,783 for the period ended December 31, 2010 as a result of the extension of the expiration date of the warrants. During 2011, the Company's Board of Directors approved the extension of the expiration date of the warrants from November of 2011 to October 31 of 2012. There was no additional stock based compensation recorded for this extension. On July 2, 2012 and September 20, 2012 consultants exercised the remaining 15,000 warrants under “cash-less” exercise provisions of the warrant agreement. As a result, 4,232 share of common stock were delivered to the warrant holders.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

The following summarizes the options issued, outstanding and exercisable as of December 31, 2012:

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

14. Registration Statement on Form S-3

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on December 22, 2009, that became effective on January 14, 2010. The registration statement is designed to provide the Company the flexibility to offer and sell from time to time up to $20 million of the Company's common stock. The Company may offer and sell such securities through one or more methods of distribution, subject to market conditions and the Company's capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of the offering. The Company has not filed any supplemental prospectus with the SEC or sold any common stock under this registration statement. The registration statement on Form S-3 expired on January 14, 2013.

15. Subsequent Events

The Company evaluated subsequent events after the balance sheet date of December 31, 2012 through the date of filing this report.

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

DECEMBER 31, 2012

FASB ASC Topic 932, Extraction Activities - Oil and Gas, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas. This information, presented here, is intended to enable the reader to better evaluate the operations of the Company. All of the Company's oil and gas reserves are located in the United States.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Proved properties	$19,828,900	$18,946,000	$17,922,900
Unproved properties being amortized	178,600	178,600	178,600
Unproved properties not being amortized	0	0	0
Capitalized asset retirement costs	426,000	401,200	389,500
Accumulated depletion, depreciation, amortization and valuation allowances	(17,912,400)	(17,132,100)	(15,755,500)
	$2,521,100	$2,393,700	$2,735,500

The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

	2012		2011		2010
	Oil	Gas	Oil	Gas	Oil	Gas
	(Mbbls)	(MMCF)	(Mbbls)	(MMCF)	(Mbbls)	(MMCF)
Proved developed and undeveloped reserves:
Beginning of year	546	42	538	44	506	81
Revisions of previous estimates	(19)	(36)	63	7	92	(28)
Extensions, discoveries and other additions	0	0	0	0	0	0
Production	(45)	(6)	(55)	(9)	(60)	(9)
End of year	482	0	546	42	538	44

Proved developed reserves:
Beginning of year	474	42	433	35	383	43
End of year	482	0	474	42	433	35

Proved undeveloped reserves:
Beginning of year	71	0	105	8	123	38
End of year	0	0	71	0	105	8

The foregoing estimates have been prepared by the Company from data prepared by an independent petroleum engineer in respect to certain producing properties. Revisions in previous estimates as set forth above can result from analysis of new information, as well as from additional production experience or from a change in economic factors. The primary factor that has impacted the revisions of previous estimates of crude oil and natural gas reserves noted above is from a change in crude oil and natural gas prices used to determine the valuation of year-end reserves. Higher crude oil and natural gas prices cause certain oil and gas leases to become more profitable,thus generating additional reserves. Net average crude oil sales prices (average crude oil sales prices net of operating costs, production taxes and development costs) used to value the year-end reserves decreased by approximately $6.50 per barrel at December 31, 2012, and increased by approximately $18.00 per barrel at December 31, 2011 and increased by approximately $12.60 per barrel at December 31, 2010.

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

DECEMBER 31, 2012

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

The present value of estimated future net revenues of proved developed and undeveloped reserves, discounted at 10%, were as follows:

	December 31,
	2012	2011	2010
Proved developed and undeveloped reserves
(Present value before income taxes)	$13,712,000	$18,439,000	$13,068,000

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

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Property acquisition costs	$50,000	$700	$60,000
Exploration costs – expensed	0	0	0
Development costs	857,900	1,022,300	2,113,900
Asset retirement costs	24,700	11,800	6,900

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

DECEMBER 31, 2012

The results of operations for oil and gas producing activities for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Sales	$4,995,000	$5,688,000	$4,515,000
Production costs	2,103,000	1,920,000	1,698,000
Exploration costs	0	0	0
Accretion expense	38,000	45,000	35,000
Depletion, depreciation, amortization and valuation allowance	887,000	1,486,000	1,819,000
	1,967,000	2,237,000	963,000
Income tax (benefit) provision	240,000	113,000	(163,000)
Results of operations from production activities	$1,727,000	$2,124,000	$1,126,000

The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Future cash inflows	$51,004,000	$58,216,000	$41,973,000
Future development and production costs	25,941,000	24,445,000	19,454,000
Future abandonment costs	1,328,000	1,279,000	1,235,000
Future income tax expense	5,238,000	7,987,000	4,759,000
Future net cash flow	18,497,000	24,505,000	16,525,000
10% annual discount	7,771,000	9,392,000	6,368,000
Standardized measure of discounted future net cash flow	$10,726,000	$15,113,000	$10,157,000

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

DECEMBER 31, 2012

The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Extensions	$0	$0	$0
Revisions of previous estimates
Price changes	(2,155,000)	7,026,000	4,962,000
Quantity estimates	(894,000)	1,901,000	2,016,000
Change in production rates, timing and other	(1,642,000)	(1,157,000)	(2,136,000)
Development costs incurred	858,000	1,023,000	941,000

Changes in estimated future development costs	(1,281,000)	315,000	(46,000)
Estimated future abandonment costs	(6,000)	8,000	(4,000)
Sales of oil and gas, net of production costs	(2,892,000)	(3,768,000)	(2,817,000)
Accretion of discount	1,922,000	1,386,000	994,000
	(6,090,000)	6,734,000	3,910,000
Net change in income taxes	(1,703,000)	1,778,000	1,106,000
Net (decrease) increase	$(4,387,000)	$4,956,000	$2,804,000

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

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

DECEMBER 31, 2012

The standardized measure of discounted future cash flows before income taxes decreased by $6,090,000 at December 31, 2012. The decrease in income taxes offset discounted future cash flows by $1,703,000 for a net decrease in future cash flows of $4,387,000 after income taxes as of December 31, 2012. The factors contributing to the decrease in cash flows are lower net average crude oil prices (average crude oil sales prices net of operating costs, production taxes and development costs). During 2012, net average crude oil prices decreased by approximately $6.50 per barrel. At December 31, 2012 the Company did not have any proved undeveloped reserves which also contributed to the decrease in future cash flows for 2012. The proved undeveloped reserves at December 31, 2011 included two wells that were projected to be drilled during 2012. One of these wells was the Santa Fe #20 development well that was drilled in 2012. This well is not currently producing and a valuation allowance of $204,000 was recorded at December 31, 2012 for the Santa Fe energy lease. The other well project to be drilled in 2012, the CLI 4-H, was not drilled during 2012 and is not expected to be drilled in the future.

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

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS

	2012	2011
REVENUES:
Quarter Ended:
March 31	$1,369,058	$1,327,310
June 30	1,340,314	1,549,029
September 30	1,198,420	1,412,842
December 31	1,087,535	1,400,768
	$4,995,327	$5,689,949

NET INCOME (LOSS):
Quarter Ended:
March 31	$372,096	$319,642
June 30	288,571	427,023
September 30 (a)	207,896	4,263
December 31 (b)	(91,018)	344,269
	$777,545	$1,095,197

INCOME (LOSS) PER COMMON SHARE:
Quarter Ended:
March 31	$0.08	$0.07
June 30	0.06	0.09
September 30 (a)	0.04	0.00
December 31 (b)	(0.01)	0.07
	$0.17	$0.23

(a) Reflects a valuation allowance of $673,000 recorded in the third quarter of 2011 for the write-down of the costs of a well drilled in the first quarter of 2011.

(b) Reflects a valuation allowance of $238,000 recorded in the fourth quarter of 2012 for the write-down of certain oil and gas properties.

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

Corporate Secretary
Pyramid Oil Company
P.O. Box 832
Bakersfield, California 93302

COMMON STOCK: The Company's common stock is traded on the NYSE MKT using the symbol PDO.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company’s internal control over financial reporting, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

Item 9B - Other Information

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 but was not reported.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that is applicable to all of its directors, officers and employees. A copy of the code is available at no charge to any person who sends a request for a copy to the Corporate Secretary, Pyramid Oil Company, P.O. Box 832, Bakersfield, California 93302.

Item 11 - Executive Compensation

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $222,500 in 2012, $226,200 in 2011 and $195,000 in 2010.

As a director, Mr. Alexander has abstained from voting on any of the above matters that have been brought before the Board of Directors involving the Santa Fe lease.

Item 14. Principal Accounting Fees and Services

The Company hereby incorporates by reference the information contained under the section entitled ''Principal Accounting Fees and Services'' or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders.

Item 15 - Exhibits and Financial Statement Schedules

3.1	Restated Articles of Incorporation of Pyramid Oil Company (previously filed by the registrant on December 17, 2009 as Exhibit 3.1 to the registrant's Current Report on Form 8-K, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Pyramid Oil Company (previously filed by the registrant on December 17, 2009 as Exhibit 3.2 to the registrant's Current Report on Form 8-K, and incorporated herein by reference).

10.1	Employment Agreement of John H. Alexander, dated February 21, 2002 (previously filed by the registrant on March 29, 2002 as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-QSB, and incorporated herein by reference).

10.2	Severance Award Agreement of John H. Alexander, dated January 9, 2007 (previously filed by the registrant on January 16, 2007 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.3	Severance Award Agreement of John H. Alexander, dated December 30, 2008 (previously filed by the registrant on January 6, 2008 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.4	Severance Award Agreement of John H. Alexander, dated June 4, 2009 (previously filed by the registrant on March 30, 2011 as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K, and incorporated herein by reference).

10.5	Severance Award Agreement of John H. Alexander, dated September 21, 2010 (previously filed by the registrant on November 12, 2010 as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, and incorporated herein by reference).

23.1	Consent of SingerLewak LLP.

23.2	Consent of MHA Petroleum Consultants, LLC.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report dated March 18, 2013 of MHA Petroleum Consultants, LLC, independent petroleum engineers.

101.0	The following financial information from the Annual Report on Form 10-K of Pyramid Oil Company for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2012 and December 31, 2011; (2) Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (3) Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010; (4) Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (5) Notes to Financial Statements.*

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

PYRAMID OIL COMPANY

March 29, 2013	By:	JOHN H. ALEXANDER
John H. Alexander
Director/President
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JOHN H. ALEXANDER	Director/President	March 29, 2013
John H. Alexander	Chief Executive Officer

MICHAEL D. HERMAN	Director/Chairman of the Board	March 29, 2013
Michael D. Herman

JOHN E. TURCO	Director	March 29, 2013
John E. Turco

GARY L. RONNING	Director	March 29, 2013
Gary L. Ronning

LEE G. CHRISTIANSON	Corporate Secretary/	March 29, 2013
Lee G. Christianson	Principal Accounting and
Financial Officer

