Form 10-Q
period 2013-03-31
PYRAMID OIL CO
filed 2013-05-14
CIK 81318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at May 14, 2013)
Common Stock Without Par Value	4,688,085

PYRAMID OIL COMPANY

FORM 10-Q

March 31, 2013

Table of Contents

		Page
PART I

Item 1.	Financial Statements

	Balance Sheets - March 31, 2013 (Unaudited)
	and December 31, 2012	3

	Statements of Operations -
	Three months ended March 31, 2013 and 2012 (Unaudited)	5

	Statements of Cash Flows -
	Three months ended March 31, 2013 and 2012 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	15

Item 4.	Controls and Procedures	15

PART II

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities
	and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$3,827,960	$3,834,097
Short-term investments	2,137,040	2,135,709
Trade accounts receivable (net of reserve for
doubtful accounts of $4,000 in 2013 and 2012)	468,564	375,090
Income taxes receivable	67,069	73,069
Crude oil inventory	116,666	82,180
Prepaid expenses and other assets	201,135	257,370
Deferred Income taxes	264,400	264,400

TOTAL CURRENT ASSETS	7,082,834	7,021,915

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful
efforts method)	20,044,387	20,007,453
Capitalized asset retirement costs	425,978	425,978
Drilling and operating equipment	2,058,744	1,966,750
Land, buildings and improvements	1,098,918	1,098,918
Automotive, office and other property and equipment	1,202,544	1,202,544
	24,830,571	24,701,643
Less - accumulated depletion, depreciation,
amortization and valuation allowances	(21,066,303)	(20,953,324)
TOTAL PROPERTY AND EQUIPMENT	3,764,268	3,748,319

INVESTMENTS AND OTHER ASSETS
Long-term investments	1,108,968	1,101,526
Deferred income taxes	565,700	621,800
Deposits	250,000	250,000
Other assets	17,380	17,380
TOTAL INVESTMENTS AND OTHER ASSETS	1,942,048	1,990,706

TOTAL ASSETS	$12,789,150	$12,760,940

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$191,426	$226,759
Accrued professional fees	89,838	120,000
Accrued taxes, other than income taxes	70,407	70,407
Accrued payroll and related costs	72,978	58,954
Accrued royalties payable	205,892	204,509
Accrued insurance	49,348	94,116

TOTAL CURRENT LIABILITIES	679,889	774,745

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,338,240	1,327,861

TOTAL LIABILITES	2,018,129	2,102,606

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value
Authorized - 10,000,000 shares
Issued and outstanding - none	0	0
Common stock, no par value (Note 6 and 8)
Authorized - 50,000,000 shares
Issued and outstanding - 4,688,085 shares	1,682,971	1,682,971
Retained earnings	9,088,050	8,975,363
TOTAL SHAREHOLDERS’ EQUITY	10,771,021	10,658,334

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$12,789,150	$12,760,940

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2013	2012
REVENUES:
Oil and gas sales	$1,007,803	$1,369,058

COSTS AND EXPENSES:
Operating expenses	434,438	429,941
General and administrative	222,141	211,016
Taxes, other than income
and payroll taxes	30,397	47,421
Provision for depletion, depreciation,
and amortization	112,979	181,156
Accretion expense	10,379	13,087
Other costs and expenses	33,224	29,805
	843,558	912,426
OPERATING INCOME	164,245	456,632

OTHER INCOME (EXPENSE):
Interest income	10,311	10,690
Interest expense	0	(426)
	10,311	10,264
INCOME BEFORE
INCOME TAX PROVISION	174,556	466,896
Income tax provision
Current	5,769	48,400
Deferred	56,100	46,400
	61,869	94,800

NET INCOME	$112,687	$372,096

BASIC INCOME PER COMMON SHARE	$0.02	$0.08

DILUTED INCOME PER COMMON SHARE	$0.02	$0.08

Weighted average number of
common shares outstanding	4,688,085	4,683,853

Diluted average number of
common shares outstanding	4,688,085	4,687,033

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,687	$372,096

Adjustments to reconcile net income to
net cash provided by operating activities:

Provision for depletion, depreciation,
and amortization	112,979	181,156
Accretion expense	10,379	13,087
Deferred income taxes	56,100	46,400

Changes in operating assets and liabilities:
Decrease (increase) in trade
accounts and income taxes receivable	(87,474)	48,588
(Increase) in crude oil inventory	(34,486)	(16,553)
Decrease in prepaid expenses	56,235	50,120
(Decrease) in accounts payable
and accrued liabilities	(94,856)	(78,515)

Net cash provided by operating activities	131,564	616,379

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(128,928)	$(613,692)
Increase in short-term investments	(1,331)	(2,131)
Increase in long-term investments	(7,442)	(6,802)

Net cash used in investing activities	(137,701)	(622,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	0	(16,074)

Net cash used in financing activities	0	(16,074)

Net decrease in cash and cash equivalents	(6,137)	(22,320)

Cash and cash equivalents at beginning of period	3,834,097	2,762,676

Cash and cash equivalents at end of period	$3,827,960	$2,740,356

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the three months for interest	$0	$426

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

A summary of the Company's significant accounting policies is contained in its December 31, 2012 Form 10-K. The financial data presented herein should be read in conjunction with the Company's December 31, 2012 financial statements and notes thereto, contained in the Company's Form 10-K.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2013 and the results of its operations and its cash flows for the three month periods ended March 31, 2013 and 2012. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

The Company files income tax returns in the U.S. federal jurisdiction, California, Texas and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2009. State jurisdictions that remain subject to examination range from 2008 to 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

Valuation Allowances - The Company has recorded valuation allowances for certain of its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property. There were no valuation allowances recorded in the first quarter of 2013 or 2012.

Joint Interest Billing Receivable - The Company entered into a joint venture agreement on February 23, 2011 with Victory Oil Company for the drilling of a well on the Company’s Pike lease. The well was drilled during the first quarter of 2011. The well was completed and placed into production during April 2011. The Company’s share of the total costs for drilling and completing this well was 68% and Victory Oil’s share of costs was 32%. At March 31, 2012, the Company had a joint interest billing receivable of $8,495 from Victory Oil Company for its share of the costs of operating this well. During December of 2012, the Company purchased Victory’s share of the Pike 1-H well.

Reclassifications - Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

2. Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2013-01 to have a material impact on its financial statements.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments in this update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company does not expect the adoption of ASU 2013-07 to have a material impact on its financial statements.

3. Dividends

No cash dividends were paid during the three months ended March 31, 2013 and 2012.

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

5. Income Tax Provision

The Company recognized an income tax provision of $61,869 for the first quarter of 2013 compared to an income tax provision of $94,800 for the same period in 2012.

Income tax provision for the first quarter of 2013 was calculated as follows:

	Federal	State	Total

Current tax provision	$4,769	$1,000	$5,769
Deferred tax provision	43,700	12,400	56,100

	$48,469	$13,400	$61,869

Income tax provision for the first quarter of 2012 was calculated as follows:

	Federal	State	Total

Current tax provision	$41,500	$6,900	$48,400
Deferred tax provision	36,150	10,250	46,400

	$77,650	$17,150	$94,800

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,719,000 as of March 31, 2013. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

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

7. Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $43,000 during the first quarter of 2013 and $75,000 during the first quarter of 2012.

8. Stock Based Compensation

The Company issued options to purchase common shares of the Company as compensation for Board of Director services. The value of options issued for compensation is accounted for as a non-cash expense to the Company at fair value as calculated by using Black-Scholes option-pricing model. At March 31, 2013 the Company has $0 in unamortized stock based compensation related to outstanding options.

The following table summarizes the option activity for the three months ended March 31, 2013:

	Number of	Weighted-Average
(Unaudited)	Options	Exercise Price

Outstanding, December 31, 2012	10,000	$5.40
Granted	0	0
Exercised	0	0
Cancelled	0	0
Outstanding, March 31, 2013	10,000	$5.40

The following summarizes the options issued, outstanding and exercisable as of March 31, 2013:

Grant Date	June 2, 2011
Strike Price	$5.40
Expiration Date	June 1, 2016
Options Remaining	10,000
Proceeds if Exercised	$54,000
Call Feature	None

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

Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation has increased $10,379 during the three months ended March 31, 2013 as a result of normal accretion expense.

The carrying amount of our cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses reported in the balance sheets approximates fair value because of the short maturity of those instruments.

Fair Value on Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP (for example, when there is evidence of impairment). There were no instances of impairment recorded in the quarter ending March 31, 2013.

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations from the periods presented, are as follows:

Balance at December 31, 2012	$1,327,861
Incurred during the period	0
Additions for new wells	0
Accretion expense	10,379
Balance at March 31, 2013	$1,338,240

12. Subsequent Events

The Company evaluated subsequent events after the balance sheet date of March 31, 2013 through the date these unaudited financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2013, crude oil prices have decreased by $3.55 per barrel.

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

Management continues to seek and evaluate opportunities within the energy sector to enhance the value of the Company. Pyramid's growth during the balance of 2013 will be highly dependent on the level of success the Company has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company's capital investment program may be modified during the year due to exploration and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintai3 its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2013 by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2012. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2013

COMPARED TO THE QUARTER ENDED MARCH 31, 2012

REVENUES

The decrease in oil and gas sales of $361,255 is due primarily to lower sales volumes of 2,800 barrels for the first three months of 2013. The average sales price of the Company's oil and gas for the first quarter of 2013 decreased by approximately $5.54 per equivalent barrel when compared to the same period of 2012. Production declined due to a tank testing program which started in the fourth quarter of 2012 and was not completed until the first quarter of 2013 along with a natural decline in production. The tank testing program was mandated by the California Department of Oil and Gas, because of the procedures required to complete the testing, production was disrupted on many of the Company’s oil and gas producing properties.

OPERATING EXPENSES

Operating expenses increased by $4,497 for the first quarter of 2013. The cost to produce an equivalent barrel of crude oil during the first quarter of 2013 was approximately $45.82 per barrel, an increase of approximately $10.70 per barrel when compared with production costs for the first quarter of 2013. Although the increase in operating expenses was not significant, the increase in production costs per barrel of $10.70 is due primarily to lower production/sales volumes of 2,800 barrels during the first quarter of 2013. There were many offsetting increases and decreases in operating expense categories that resulted in the net increase of $4,497 during the first quarter of 2013.

Labor costs increased by $23,316 for the first quarter of 2013. Labor increased due to the addition of one new field employee who was hired in October of 2012 and a 7% wage increase for all field employees that was effective May 1, 2012. Equipment rentals increased by $15,271 due primarily to the rental of tanks for crude oil storage. These tanks were used during the testing of Company owned storage tanks. The testing was required by the California Department of Oil and Gas.

Contract operations decreased by $23,033 due to lower costs for the Wyoming, New York and Texas joint venture properties. Production equipment repair and maintenance costs decreased by $18,562 due primarily to lower costs for repair and maintenance parts and supplies. During the first quarter of 2012, the tubing and sand lines on one of the Company’s well servicing rigs were replaced. No such costs were incurred during the first quarter of 2013.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $11,125 for the first quarter of 2013 when compared with the same period for 2012. Salaries increased by $6,944 due primarily to a 7% salary increase that was effective May 1, 2012. Computer services increased by $4,166 due primarily to the greater utilization of third-party IT consultants.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $68,178 for the first quarter of 2013, when compared with the same period for 2012. Depletion of oil and gas properties decreased by $71,595 due primarily to lower production/sales volumes for the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $6,137 for the three months ended March 31, 2013. During the three months ended March 31, 2013, operating activities provided cash of $131,564. Cash was used for capital spending of $128,928. See the accompanying Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term and long-term investments of $3,246,008 at March 31, 2013 that provided additional liquidity during the first three months of 2013.

IMPACT OF CHANGING PRICES

The Company’s revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the first three months of 2013 decreased by approximately $5.54 per equivalent barrel when compared with the same period of 2012. The Company cannot predict the future course of crude oil prices.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 1A. - Risk Factors

See the risk factors that are included in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2012.

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

101 - The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of March 31, 2013 and December 31, 2012; (2) Statements of Operations for the three months ended March 31, 2013 and 2012; (3) Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (4) Notes to Financial Statements. *

______________________________________

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

PYRAMID OIL COMPANY
(registrant)

Dated: May 14, 2013	JOHN H. ALEXANDER
John H. Alexander
President

Dated: May 14, 2013	LEE G. CHRISTIANSON
Lee G. Christianson
Chief Financial Officer

