Form 10-Q
period 2013-06-30
PYRAMID OIL CO
filed 2013-08-14
CIK 81318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at August 14, 2013)
Common Stock Without Par Value	4,688,085

PYRAMID OIL COMPANY

FORM 10-Q
June 30, 2013

Table of Contents

		Page

PART I

Item 1.	Financial Statements

	Balance Sheets - June 30, 2013 (Unaudited)
	and December 31, 2012	3

	Statement of Operations -
	Three months ended June 30, 2013 and 2012 (Unaudited)	5
	Six months ended June 30, 2013 and 2012 (Unaudited)	6

	Statements of Cash Flows -
	Six months ended June 30, 2013 and 2012 (Unaudited)	7

	Notes to Financial Statements (Unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$4,152,665	$3,834,097
Short-term investments	2,138,406	2,135,709
Trade accounts receivable (net of reserve for doubtful accounts of $4,000 in 2013 and 2012)	467,160	375,090
Income taxes receivable	41,400	73,069
Crude oil inventory	83,582	82,180
Prepaid expenses and other assets	117,566	257,370
Deferred Income taxes	264,400	264,400

TOTAL CURRENT ASSETS	7,265,179	7,021,915

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful efforts method)	20,063,740	20,007,453
Capitalized asset retirement costs	425,978	425,978
Drilling and operating equipment	2,058,744	1,966,750
Land, buildings and improvements	1,098,918	1,098,918
Automotive, office and other property and equipment	1,202,544	1,202,544
	24,849,924	24,701,643
Less - accumulated depletion, depreciation, amortization and valuation allowances	(21,215,120)	(20,953,324)

TOTAL PROPERTY AND EQUIPMENT	3,634,804	3,748,319

INVESTMENTS AND OTHER ASSETS
Long-term investments	1,116,493	1,101,526
Deferred income taxes	522,500	621,800
Deposits	250,000	250,000
Other assets	17,380	17,380

TOTAL INVESTMENTS OTHER ASSETS	1,906,373	1,990,706

TOTAL ASSETS	$12,806,356	$12,760,940

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$177,346	$226,759
Accrued professional fees	84,604	120,000
Accrued taxes, other than income taxes	0	70,407
Accrued payroll and related costs	57,446	58,954
Accrued royalties payable	226,500	204,509
Accrued insurance	13,197	94,116

TOTAL CURRENT LIABILITIES	559,093	774,745

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,346,172	1,327,861

TOTAL LIABILITES	1,905,265	2,102,606

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value Authorized - 10,000,000 shares Issued and outstanding – none	0	0
Common stock, no par value Authorized - 50,000,000 shares Issued and outstanding - 4,688,085 shares	1,682,971	1,682,971
Retained earnings	9,218,120	8,975,363

TOTAL SHAREHOLDERS’ EQUITY	10,901,091	10,658,334

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$12,806,356	$12,760,940

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2013	2012
REVENUES:
Oil and gas sales	$1,154,409	$1,340,314

COSTS AND EXPENSES:
Operating expenses	500,043	459,798
General and administrative	234,862	228,878
Taxes, other than income and payroll taxes	37,158	36,960
Provision for depletion, depreciation, and amortization	148,817	186,738
Accretion expense	7,932	5,730
Other costs and expenses	52,973	54,669
	981,785	972,773

OPERATING INCOME	172,624	367,541

OTHER INCOME (EXPENSE):
Interest income	10,004	10,170
Other income	0	250
Interest expense	0	(290)
	10,004	10,130

INCOME BEFORE INCOME TAX PROVISION	182,628	377,671
Income tax provision
Current	9,357	34,600
Deferred	43,200	54,500
	52,557	89,100

NET INCOME	$130,071	$288,571

BASIC INCOME PER COMMON SHARE	$0.03	$0.06

DILUTED INCOME PER COMMON SHARE	$0.03	$0.06

Weighted average number of common shares outstanding	4,688,085	4,683,853

Diluted average number of common shares outstanding	4,688,085	4,686,827

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended June 30,
	2013	2012
REVENUES:
Oil and gas sales	$2,162,212	$2,709,372

COSTS AND EXPENSES:
Operating expenses	934,481	889,739
General and administrative	457,003	439,894
Taxes, other than income and payroll taxes	67,555	84,381
Provision for depletion, depreciation, and amortization	261,796	367,894
Accretion expense	18,311	18,817
Other costs and expenses	86,198	84,474
	1,825,344	1,885,199

OPERATING INCOME	336,868	824,173

OTHER INCOME (EXPENSE):
Interest income	20,315	20,860
Other income	0	250
Interest expense	0	(716)
	20,315	20,394

INCOME BEFORE INCOME TAX PROVISION	357,183	844,567
Income tax provision
Current	15,126	83,000
Deferred	99,300	100,900
	114,426	183,900

NET INCOME	$242,757	$660,667

BASIC INCOME PER COMMON SHARE	$0.05	$0.14

DILUTED INCOME PER COMMON SHARE	$0.05	$0.14

Weighted average number of common shares outstanding	4,688,085	4,683,853

Diluted average number of common shares outstanding	4,688,085	4,686,929

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$242,757	$660,667

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for depletion, depreciation, and amortization	261,796	367,894
Accretion expense	18,311	18,817
Deferred income taxes	99,300	100,900
Asset retirement obligations	0	8,096

Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and income taxes receivable	(60,401)	190,815
(Increase) decrease in crude oil inventories	(1,402)	1,988
Decrease in prepaid expenses	139,804	142,494
(Decrease) in accounts payable and accrued liabilities	(215,652)	(212,532)

Net cash provided by operating activities	484,513	1,279,139

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(148,281)	$(777,916)
(Increase) in short-term investments	(2,697)	(4,264)
(Increase) in long-term investments	(14,967)	(14,327)

Net cash used in investing activities	(165,945)	(796,507)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt	0	(32,285)

Net cash used in financing activities	0	(32,285)

Net increase in cash and cash equivalents	318,568	450,347

Cash and cash equivalents at beginning of period	3,834,097	2,762,676

Cash and cash equivalents at end of period	$4,152,665	$3,213,023

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the six months for interest	$0	$716

Cash paid during the six months for income taxes	$800	$85,500

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
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

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2013 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2013 and 2012. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

The Company files income tax returns in the U.S. federal jurisdiction, California, Texas and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years before 2009. State jurisdictions that remain subject to examination range from 2009 to 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

Diluted income (loss) is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period.   For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted income (loss) calculation.

Valuation Allowances - The Company records valuation allowances for its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property. No valuation allowances were recorded during the first six months of 2013 or 2012.

Reclassifications - Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

2. Dividends

No cash dividends were paid during the six months ended June 30, 2013 and 2012.

3. Commitments and Contingencies

In February 2002, the Company entered into an employment agreement with John H. Alexander pursuant to which Mr. Alexander agreed to serve as the Company's Vice President. On June 3, 2004, Mr. Alexander was appointed as the Company's President and Chief Executive Officer. The employment agreement was for an initial term of six years, which term automatically renews annually if written notice is not tendered. The agreement was automatically renewed on June 3, 2013.

Pursuant to the employment agreement, the Company may terminate Mr. Alexander's employment with or without cause at any time before its term expires upon providing written notice. In the event the Company terminates Mr. Alexander's employment without cause, Mr. Alexander would be entitled to receive a severance amount equal to his annual base salary and benefits for the balance of the term of his employment agreement. In the event of termination by reason of Mr. Alexander's death or permanent disability, his legal representative will be entitled to receive his annual salary and benefits for the remaining term of his employment agreement. In the event of, or termination following, a change in control of the Company, as defined in the agreement, Mr. Alexander would be entitled to receive his annual salary and benefits for the remainder of the term of his agreement. In the event that Mr. Alexander is terminated the Company would incur approximately $930,000 in costs.

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

4. Income Tax Provision

The Company recognized an income tax provision of $114,426 for the six months ended June 30, 2013 compared to an income tax provision of $183,900 for the same period in 2012.

Income tax provision for the six months ended June 30, 2013 was calculated as follows:

	Federal	State	Total
Current tax provision	$12,726	$2,400	$15,126
Deferred tax provision	77,200	22,100	99,300

	$89,926	$24,500	$114,426

Income tax provision for the six months June 30, 2012 was calculated as follows:

	Federal	State	Total
Current tax provision	$71,000	$12,000	$83,000
Deferred tax provision	78,500	22,400	100,900

	$149,500	$34,400	$183,900

Income tax provision for the three months ended June 30, 2013 was calculated as follows:

	Federal	State	Total
Current tax provision	$7,957	$1,400	$9,357
Deferred tax provision	33,500	9,700	43,200

	$41,457	$11,100	$52,557

Income tax provision for the three months ended June 30, 2012 was calculated as follows:

	Federal	State	Total
Current tax provision	$29,500	$5,100	$34,600
Deferred tax provision	42,350	12,150	54,500

	$71,850	$17,250	$89,100

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,719,000 as of June 30, 2013 and December 31, 2012. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

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

6. Related-party Transaction

Effective January 1, 1990, John H. Alexander, an officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate.  The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $81,000 during the six months ended June 30, 2013 and $137,000 during the six months ended June 30, 2012.

7. Stock Based Compensation

The Company issued options to purchase common shares of the Company as compensation for Board of Director services. The value of options issued for compensation are accounted for as a non-cash expense to the Company at the fair value of the options issued. The Company values the options at fair value as calculated by using the Black-Scholes option-pricing model.  As of June 30, 2013 the Company has $0 in unamortized stock based compensation related to outstanding options.

The following table summarizes the option activity for the six months ended June 30, 2013:

(Unaudited)	Number of Options	Weighted-Average Exercise Price

Outstanding, December 31, 2012	10,000	$5.40
Granted	0	0
Exercised	0	0
Cancelled	0	0
Outstanding, June 30, 2013	10,000	$5.40

The following summarizes the options issued, outstanding and exercisable as of June 30, 2013:

Grant Date	June 2, 2011
Strike Price	$5.40
Expiration Date	June 1, 2016
Options Remaining	10,000
Proceeds if Exercised	$54,000
Call Feature	None

8. Fair Value

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. FASB ASC 820 establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation has increased $18,311 during the six months ended June 30, 2013 as a result of normal accretion expense and the drilling of a new well.

The carrying amount of our cash and cash equivalents, short and long term investments reported in the balance sheets approximates fair value because of the short maturity of those instruments.

Fair Value on Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP (for example, when there is evidence of impairment). There were no instances of impairment recorded in the quarter ending June 30, 2013.

9. Asset Retirement Obligations

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations from the periods presented, are as follows:

Balance at December 31, 2012	$1,327,861
Incurred during the period	0
Additions for new wells	0
Accretion expense	18,311
Balance at June 30, 2013	$1,346,172

10. Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2013 through the date these unaudited financial statements were issued.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

Looking forward into the balance of fiscal 2013, crude oil prices have increased by $4.25 per barrel.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

REVENUES

The decrease in oil and gas sales of $185,905 is due primarily to lower crude oil production combined with lower average sales prices for the second quarter of 2013. The Company's net revenue share of crude oil production/sales decreased by approximately 700 barrels for the second quarter of 2013. The average sales price of the Company's oil and gas for the second quarter of 2013 decreased by approximately $9.27 cents per equivalent barrel when compared to the same period of 2012. The decline in production for the second quarter of 2013 is not attributable to any one property. Most of the oil and gas leases had lower production due primarily to natural decline.

OPERATING EXPENSES

Operating expenses increased by $40,245 for the second quarter of 2013. The cost to produce an equivalent barrel of crude oil during the second quarter of 2013 was approximately $42.79 per barrel, an increase of approximately $5.72 per barrel when compared with production costs for the second quarter of 2012. The net increase in lease operating expenses is caused by many offsetting factors, including higher costs for contract operations and labor. These were offset by lower costs for gas engine repairs. Contract operations increased by $30,675 due primarily to higher operating costs for the New York gas properties and the Wyoming and Texas joint ventures. Labor costs increased by $17,803 due primarily to the hiring of one field employee in the fourth quarter of 2012 and a 7% increase in hourly wages that was effective May 1, 2012. Gas engine repairs decreased by $12,703 due primarily to a decline in maintenance activities on the Santa Fe, Theta 30 and Anderson leases.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $5,984 for the second quarter of 2013 when compared with the same period for 2012. Accounting services increased by $15,342 due primarily to higher than projected audit fees. The remaining net decrease in general and administrative costs of $9,358 is attributable to many different cost categories, none of them significant in amount.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $37,921 for the second quarter of 2013, when compared with the same period for 2012. The decrease is due primarily to a decrease in the depletion of oil and gas properties. Depletion decreased due to lower production volumes combined with a lower average per barrel depletion rate. The depletion rate for 2013 declined due to lower net costs to amortize.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

REVENUES

The decrease in oil and gas sales of $547,160 is due to lower crude oil sales volumes combined with lower average sales prices for the six months ended June 30, 2013. The Company's net revenue share of crude oil production/sales decreased by approximately 3,500 barrels for the six months ended June 30, 2013. The decline in production for the first half of 2013 is not attributable to any one property. Most of the oil and gas leases had lower production due primarily to natural decline. The average sales price of the Company's oil and gas for the six months ended June 30, 2013 decreased by approximately $7.53 per equivalent barrel when compared to the same period of 2012.

OPERATING EXPENSES

Operating expenses increased by $44,742 for the six months ended June 30, 2013. The cost to produce an equivalent barrel of crude oil during the six months ended June 30, 2013 was approximately $44.15 per barrel, an increase of approximately $8.13 per barrel when compared with production costs for the same period of 2012. The increase in lease operating expenses is caused by many factors. These include higher costs for labor, equipment rental, outside services, parts and supplies and pump repairs. These were offset by lower costs for chemicals, equipment fuel and production equipment repair and maintenance.

Labor costs increased by $41,118 due primarily to the hiring of one additional field level employee in the fourth quarter of 2012 and a 7% salary increase for all field employees that was effective May 1, 2012. Equipment rental costs increased by $17,358 due to higher costs for certain oil and gas properties. Equipment rental costs increased on the Mullaney and Theta-12 leases due to the rental of crude oil storage tanks for these properties. Equipment rental costs increased on the Ranton lease due to the removal of a crude oil storage tank on this lease. Outside services increased by $10,483 due primarily to higher costs on the Santa Fe lease. The Company employed a third-party outside contractor to perforate different oil-producing zones in the Santa Fe #18 well. Parts and supplies increased by $10,227 due to higher maintenance activities for the six months ended June 30, 2013 when compared with the same period of 2012. Downhole pump repairs increased by $9,132 due to an increase in activity during the six months ended June 30, 2013. Pump repairs are cyclical in nature and costs will vary from period to period.

Chemicals costs decreased by $16,833 due to lower usage on certain oil producing properties. Equipment fuel costs decreased by $15,956 due to lower volumes of gasoline and diesel purchased during the first half of 2013. Production equipment repair and maintenance costs decreased by $14,518 for the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company replaced the sand line and tubing line on two of its well servicing rigs. No such expenditures were made in the six months ended June 30, 2013.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $17,109 for the six months ended June 30, 2013 when compared with the same period for 2012. Accounting services increased by $20,429 due primarily to higher than projected audit fees. The remaining net decrease in general and administrative costs of $3,320 is attributable to many different cost categories, none of them significant in amount.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $106,098 for the six months ended June 30, 2013, when compared with the same period for 2012. The decrease is due primarily to a decrease in the depletion of oil and gas properties. Depletion decreased due to lower production volumes combined with a lower average per barrel depletion rate. The depletion rate for 2013 declined due to lower net costs to amortize.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $318,568 for the six months ended June 30, 2013. During the six months ended June 30, 2013, operating activities provided cash of $484,513. Cash was used for capital spending of $148,281. See the accompanying Statements of Cash Flows for additional detailed information. The Company had available a line of credit of $500,000 and short-term and long-term investments of $3,254,899 at June 30, 2013 that provided additional liquidity during the first six months of 2013.

IMPACT OF CHANGING PRICES

The Company’s revenue is affected by crude oil prices paid by the major oil companies. Average crude oil prices for the six months ended June 30, 2013 decreased by approximately $7.53 per equivalent barrel when compared with the same period of 2012. The Company cannot predict the future course of crude oil prices.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101 - The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of June 30, 2013 and December 31, 2012; (2) Income Statements for the three and six months ended June 30, 2013 and 2012; (3) Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (4) Notes to Financial Statements. *

*
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

PYRAMID OIL COMPANY
(registrant)

Dated: August 14, 2013	JOHN H. ALEXANDER
John H. Alexander
President

Dated: August 14, 2013	LEE G. CHRISTIANSON
Lee G. Christianson
Chief Financial Officer