Form 10-Q
period 2013-09-30
PYRAMID OIL CO
filed 2013-11-14
CIK 81318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at November 14, 2013)
Common Stock Without Par Value	4,688,085

1

PYRAMID OIL COMPANY

FORM 10-Q
September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,512,689	$3,834,097
Restricted cash	334,657	-
Short-term investments	2,139,695	2,135,709
Trade accounts receivable (net of reserve for doubtful accounts of $4,000 in 2013 and 2012)	446,973	375,090
Income taxes receivable	45,400	73,069
Crude oil inventory	85,684	82,180
Prepaid expenses and other assets	99,923	257,370
Deferred Income taxes	694,500	264,400

TOTAL CURRENT ASSETS	7,359,521	7,021,915

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful efforts method)	20,089,288	20,007,453
Capitalized asset retirement costs	425,978	425,978
Drilling and operating equipment	2,058,744	1,966,750
Land, buildings and improvements	1,098,918	1,098,918
Automotive, office and other property and equipment	1,136,566	1,202,544
	24,809,494	24,701,643
Less - accumulated depletion, depreciation, amortization and valuation allowances	(21,306,941)	(20,953,324)

TOTAL PROPERTY AND EQUIPMENT	3,502,553	3,748,319

INVESTMENTS AND OTHER ASSETS
Long-term investments	1,124,100	1,101,526
Restricted cash	632,672	-
Deferred income taxes	472,700	621,800
Deposits	250,000	250,000
Other assets	11,380	17,380

TOTAL INVESTMENTS AND OTHER ASSETS	2,490,852	1,990,706

TOTAL ASSETS	$13,352,926	$12,760,940

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$199,909	$226,759
Accrued professional fees	116,020	120,000
Accrued taxes, other than income taxes	28,822	70,407
Accrued payroll and related costs	65,649	58,954
Accrued royalties payable	218,783	204,509
Deferred compensation	334,657	0
Accrued insurance	0	94,116

TOTAL CURRENT LIABILITIES	963,840	774,745

LIABILITY FOR DEFERRED COMPENSATION	669,316	0

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,352,460	1,327,861

TOTAL LIABILITES	2,985,616	2,102,606

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value Authorized - 10,000,000 shares Issued and outstanding - none	0	0
Common stock, no par value Authorized - 50,000,000 shares Issued and outstanding - 4,688,085 shares	1,682,971	1,682,971
Retained earnings	8,684,339	8,975,363

TOTAL SHAREHOLDERS’ EQUITY	10,367,310	10,658,334

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,352,926	$12,760,940

The accompanying notes are an integral part of these balance sheets.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,
	2013	2012
REVENUES:
Oil and gas sales	$1,138,438	$1,198,420

COSTS AND EXPENSES:
Operating expenses	535,227	476,122
General and administrative	294,430	192,910
Deferred compensation	1,040,764	0
Taxes, other than income and payroll taxes	33,044	44,885
Provision for depletion, depreciation, and amortization	127,010	151,502
Accretion expense	6,288	13,153
Other costs and expenses	29,991	33,975
	2,066,754	912,547

OPERATING (LOSS) INCOME	(928,316)	285,873

OTHER INCOME (EXPENSE):
Interest income	10,235	10,975
Interest expense	0	(152)
	10,235	10,823
(LOSS) INCOME BEFORE
INCOME TAX PROVISION (BENEFIT)	(918,081)	296,696
Income tax provision (benefit)
Current	(4,000)	16,800
Deferred	(380,300)	72,000
	(384,300)	88,800

NET (LOSS) INCOME	$(533,781)	$207,896

BASIC (LOSS) INCOME PER COMMON SHARE	$(0.11)	$0.04

DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.11)	$0.04

Weighted average number of common shares outstanding	4,688,085	4,687,644

Diluted average number of common shares outstanding	4,688,085	4,687,644

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended September 30,
	2013	2012
REVENUES:
Oil and gas sales	$3,300,650	$3,907,792

COSTS AND EXPENSES:
Operating expenses	1,469,708	1,365,861
General and administrative	751,433	632,804
Deferred compensation	1,040,764	0
Taxes, other than income and payroll taxes	100,599	129,266
Provision for depletion, depreciation, and amortization	388,806	519,396
Accretion expense	24,599	31,970
Other costs and expenses	116,189	118,449
	3,892,098	2,797,746

OPERATING (LOSS) INCOME	(591,448)	1,110,046

OTHER INCOME (EXPENSE):
Interest income	30,550	31,835
Other income	0	250
Interest expense	0	(868)
	30,550	31,217
(LOSS) INCOME BEFORE
INCOME TAX PROVISION (BENEFIT)	(560,898)	1,141,263
Income tax provision (benefit)
Current	11,126	99,800
Deferred	(281,000)	172,900
	(269,874)	272,700

NET (LOSS) INCOME	$(291,024)	$868,563

BASIC (LOSS) INCOME PER COMMON SHARE	$(0.06)	$0.19

DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.06)	$0.19

Weighted average number of common shares outstanding	4,688,085	4,685,117

Diluted average number of common shares outstanding	4,688,085	4,685,117

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(291,024)	$868,563

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Provision for depletion, depreciation, and amortization	388,806	519,396
Deferred compensation	1,003,973	0
Accretion expense	24,599	31,970
Deferred income taxes	(281,000)	172,900
Asset retirement obligations	0	(6,009)
Loss on disposal of fixed assets	30,790	0

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and income taxes receivable	(44,214)	89,944
Decrease (increase) in crude oil inventories	(3,504)	12,131
Decrease in prepaid expenses	157,446	139,706
Decrease in other assets	6,000	0
(Decrease) in accounts payable and accrued liabilities	(145,562)	(83,103)

Net cash (used in) provided by operating activities	846,310	1,745,498

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(173,829)	$(848,952)
(Increase) in short-term investments	(3,986)	(6,011)
(Increase) in long-term investments	(22,574)	(21,935)
Restricted Cash	(967,329)	0

Net cash used in investing activities	(1,167,718)	(876,898)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt	0	(48,634)

Net cash (used in) financing activities	0	(48,634)

Net decrease in cash and cash equivalents	(321,408)	819,966

Cash and cash equivalents at beginning of year	3,834,097	2,762,676

Cash and cash equivalents at end of period	$3,512,689	$3,582,642

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the nine months for interest	$0	$868

Cash paid during the nine months for income taxes	$800	$134,200

The accompanying notes are an integral part of these statements.

PYRAMID OIL COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
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

A summary of the Company's significant accounting policies is contained in its December 31, 2012 Form 10-K which is incorporated herein by reference.  The financial data presented herein should be read in conjunction with the Company's December 31, 2012 financial statements and notes thereto, contained in the Company's Form 10-K.

In the opinion of the Company, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of September 30, 2013 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2013 and 2012.  The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

Diluted income (loss) is computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period.  For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted income (loss) calculation.

Valuation Allowances - The Company records valuation allowances for its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property.  No valuation allowances were recorded during the nine months ended September 30, 2013 or 2012.

2.  Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-011, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or A Tax Credit Carryforward Exists.” These amendments provide guidance on the financial statement presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 will not have a material impact on the Company's consolidated financial statements.

3.  Dividends

No cash dividends were paid during the nine months ended September 30, 2013 and 2012.

4.  Commitments and Contingencies

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

5.  Income Tax Provision

The Company recognized an income tax provision (benefit) of $(269,874) for the nine months ended September 30, 2013 and a net income tax provision of $272,700 for the same period in 2012.

Income tax provision (benefit) for the nine months ended September 30, 2013 was calculated as follows:

	Federal	State	Total

Current tax provision	$9,226	$1,900	$11,126
Deferred tax (benefit)	(225,300)	(55,700)	(281,000)

	$(216,074)	$(53,800)	$(269,874)

Income tax provision for the nine months September 30, 2012 was calculated as follows:

	Federal	State	Total

Current tax provision	$85,300	$14,500	$99,800
Deferred tax provision	134,550	38,350	172,900

	$219,850	$52,850	$272,700

Income tax provision (benefit) for the three months ended September 30, 2013 was calculated as follows:

	Federal	State	Total

Current tax (benefit)	$(3,500)	$(500)	$(4,000)
Deferred tax (benefit)	(302,500)	(77,800)	(380,300)

	$(306,000)	$(78,300)	$(384,300)

Income tax provision for the three months ended September 30, 2012 was calculated as follows:

	Federal	State	Total

Current tax provision	$14,300	$2,500	$16,800
Deferred tax provision	56,050	15,950	72,000

	$70,350	$18,450	$88,800

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns.  Deferred tax assets and liabilities are adjusted for income tax rate changes.  Deferred income tax assets have been offset by a valuation allowance of $1,719,000 as of September 30, 2013 and December 31, 2012.  Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

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

7.  Related-party Transaction

Effective January 1, 1990, John H. Alexander, a former officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (Santa Fe Energy lease) in the Carneros Creek field after the Company declined to participate.  The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group.  Royalties on oil and gas production from this property paid to the investor group approximated $180,000 during the nine months ended September 30, 2012 and $131,000 during the nine months ended September 30, 2013.

8.  Stock Based Compensation

The Company issued options to purchase common shares of the Company as compensation for Board of Directors services.  The value of options issued for compensation are accounted for as a non-cash expense to the Company at the fair value of the options issued.  The Company values the options at fair value as calculated by using the Black-Scholes option-pricing model.  As of September 30, 2013 the Company has $0 in unamortized stock based compensation related to outstanding options.

The following table summarizes the option activity for the nine months ended September 30, 2013:

(Unaudited)	Number of Options	Weighted-Average Exercise Price

Outstanding, December 31, 2012	10,000	$5.40
Granted	0	0
Exercised	0	0
Cancelled	0	0
Outstanding, September 30, 2013	10,000	$5.40

The following summarizes the options issued, outstanding and exercisable as of September 30, 2013:

Grant Date	June 2, 2011
Strike Price	$5.40
Expiration Date	June 1, 2016
Options Remaining	10,000
Proceeds if Exercised	$54,000
Call Feature	None

9.  Fair Value

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  FASB ASC 820 establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.  Included in this category is the Company's determination of the value of its asset retirement obligation liability.  The obligation has increased $24,599 during the nine months ended September 30, 2013 as a result of normal accretion expense.

The carrying amount of our cash and equivalents, restricted cash, short and long term investments reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP (for example, when there is evidence of impairment). There were no instances of impairment recorded for the 9 months ended September 30, 2013.

10.  Registration Statement on Form S-3

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on November 5, 2013, that when declared effective by the SEC, the registration statement is designed to provide the Company the flexibility to offer and sell from time to time up to $30 million of the Company's common stock.  The Company may offer and sell such securities through one or more methods of distribution, subject to market conditions and the Company's capital needs.  The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of the offering.  The Company has not filed any supplemental prospectus with the SEC or sold any common stock under this registration statement.

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

There are no legally restricted assets for the settlement of asset retirement obligations.  A reconciliation of the Company's asset retirement obligations from the periods presented is as follows:

Balance at December 31, 2012	$1,327,861
Incurred during the period	0
Additions for new wells	0
Accretion expense	24,599
Balance at September 30, 2013	$1,352,460

12.  Change in Directors of Registrant

On September 30, 2013, John H. Alexander resigned as the President and Chief Executive Officer, and as a director, of the Company, and John E. Turco resigned as a director of the Company. Michael D. Herman, currently the Chairman of the Board of Directors of the Company, was appointed as the Interim President and Chief Executive Officer of the Company.

Mr. Herman served as Pyramid Oil’s Chairman of the Board of Directors since 2005. Following his purchases of Pyramid Oil common stock from Messrs. Alexander and Turco, Mr. Herman owns approximately 39.5% of the outstanding common stock of Pyramid Oil (not including the 100,000 shares that Mr. Herman will acquire in April 2014).

As part of this Board of Directors and management transition, Mr. Herman purchased 243,579 shares of Pyramid Oil common stock from Mr. Turco at a purchase price of $6.00 per share.  In addition, Mr. Herman purchased 95,592 shares of Pyramid Oil common stock from Mr. Alexander at a purchase price $6.00 per share, and will purchase an additional 100,000 of Mr. Alexander's shares by April 5, 2014, at the same price.

On October 8, 2013, the Board of Directors of Pyramid Oil Company, appointed Rick D. Kasch to the Company’s Board of Directors to fill the vacancy created by the resignation of John Turco.  Mr. Kasch was also appointed as Chairman of the Company’s Audit Committee and as a member of the Company’s Compensation and Nominating Committees.

Mr. Kasch serves as President of ENSERVCO Corporation, which is a publicly traded energy services company based in Denver, Colorado.  Pyramid Oil’s Chairman of the Board of Directors and Interim President and Chief Executive Officer, Michael D. Herman, serves as the Chairman of the Board of Directors and Chief Executive Officer of ENSERVCO Corporation.

13.  Settlement Agreement

In February 2002, the Company entered into an employment agreement with John H. Alexander pursuant to which Mr. Alexander agreed to serve as the Company's Vice President. On June 3, 2004, Mr. Alexander was appointed as the Company's President and Chief Executive Officer.  The employment agreement was for an initial term of six years, which term automatically renews annually if written notice is not tendered.  The agreement was automatically renewed on June 3, 2013.  On September 30, 2013, Mr. Alexander resigned as the President and Chief Executive Officer of the Company.

In connection with Mr. Alexander’s resignation, Mr. Alexander and Pyramid Oil entered into a Settlement Agreement and General Release of Claims, dated as of September 30, 2013 (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, among other things:

•	Mr. Alexander’s existing employment agreement terminated effective as of September 30, 2013;

•
Pyramid Oil agreed to pay an aggregate amount of $967,329 to Mr. Alexander in satisfaction of amounts that are owed to Mr. Alexander under his employment agreement, with such amount to be paid in three equal installments of $322,443 each, on April 5, 2014, January 5, 2015, and January 5, 2016. These amounts are included in restricted cash and deferred compensation liability.

•
Pyramid Oil agreed to secure these payments owed to Mr. Alexander in a “rabbi trust” pursuant to a Trust Agreement, dated as of October 1, 2013 between Pyramid Oil and Gilbert Ansolabehere, as trustee (the “Trust Agreement”);

•	Mr. Alexander agreed to resign as a director and officer of Pyramid Oil;

•
Pyramid Oil and Mr. Alexander entered into a Consulting Agreement, dated as of October 1, 2013 (the “Consulting Agreement”), pursuant to which Mr. Alexander will serve as a consultant to Pyramid Oil on a part-time basis through September 30, 2014 for a fee of $10,000 per month;

•	Pyramid Oil and Mr. Alexander waived known and unknown claims against each other;

•	Mr. Herman agreed to purchase shares of Pyramid Oil common stock held by Messrs. Alexander and Turco, see Footnote 12; and

•
Pyramid Oil and Mr. Alexander entered into an Indemnity Agreement, dated as of September 30, 2013 (the “Indemnity Agreement”), pursuant to which Pyramid Oil agreed to indemnify Mr. Alexander against certain claims, losses, costs and expenses that may result in the future from lawsuits and other proceedings in connection with his service as a director and an officer of Pyramid Oil.

14.  Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 30, 2013 through the date these unaudited financial statements were issued.

On October 8, 2013, the Company’s Board of Directors approved compensation of $30,000 per year for each non-employee director, granted an option to purchase 25,000 shares of Pyramid Oil common stock to each of directors Rick D. Kasch and Gary L. Ronning, and granted an option to purchase 50,000 shares of Pyramid Oil common stock to Mr. Herman.

Each option has an exercise price of $5.16 per share, which equals the closing price of Pyramid Oil’s common stock on October 8, 2013, is fully exercisable immediately, and expires on October 7, 2018.  The options were granted under Pyramid Oil’s 2006 Equity Incentive Plan, with respect to which Pyramid Oil filed a Registration Statement on Form S-8 with the Securities and Exchange Commission on July 21, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

The Company is working aggressively to reverse a decline in oil and gas production volumes.  Management intends to implement a plan by the end of 2013 to rework and recomplete a number of existing wells on its core California properties.   The Company also will pursue opportunities to acquire properties from other oil and gas operators within, and potentially outside, of California.

Pyramid previously announced plans to re-drill and deepen three existing wells into the Monterey formation on its Delaney Tunnell property in Santa Maria, California.  The Company has received permits to re-drill two of the three wells and has received verbal confirmation that a permit to re-drill the third well and utilize it to dispose of produced water has been approved and will be mailed to the Company shortly.  Pyramid now anticipates drilling operations on this three-well program will commence during first quarter of 2014.

In addition, management intends to explore potential merger and joint venture opportunities with other domestic oil and gas operators, should such opportunities arise.

Pyramid has positioned itself to withstand various types of economic uncertainties, and has maintained a strong balance sheet and working capital position.  In addition, the Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC).  When declared effective by the SEC, the registration statement will give Pyramid the flexibility to offer and sell from time to time, up to $30 million of common or preferred stock.  Pyramid does not have immediate plans to sell securities under the shelf registration statement.

Pyramid's future growth will be highly dependent on the level of success it has in its operations and capital investments, including the outcome of wells that have not yet been drilled.  The Company's future capital investment program may be modified due to exploration and development successes or failures, market conditions and other variables.  The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company may be subject to future costs necessary for compliance with the implementation of new air and water environmental quality requirements of various state and federal governmental agencies.  However, those potential requirements and costs are unknown at this time.  The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which were not material during 2012.  The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. Management believes the costs associated with these programs will not have a material adverse effect upon the Company’s financial position or results of operations.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

REVENUES

The decrease in oil and gas sales of $59,982 is due primarily to lower crude oil production offset by higher average sales prices for the three months ended September 30, 2013.  The Company's net revenue share of crude oil production/sales decreased by approximately 900 barrels for the third quarter of 2013.  The average sales price of the Company's oil and gas for the third quarter of 2013 increased by approximately $2.32 per equivalent barrel when compared to the same period of 2012.

OPERATING EXPENSES

Operating expenses increased by $59,105 for the third quarter of 2013.  The cost to produce an equivalent barrel of crude oil during the third quarter of 2013 was approximately $48.05 per barrel, an increase of approximately $8.37 per barrel when compared with production costs for the third quarter of 2012.  During the third quarter of 2013, the Company paid $69,000 for its share of the costs of a gas sales pipeline obligation related to the Murray Franklin Estate No. 1 well, a Texas joint venture well.  Absent this one-time payment of $69,000, operating expense decreased by $9,915 for the three months ended September 30, 2013 and production costs per barrel would be $41.86 per barrel.  The net decrease in lease operating expenses, excluding the Texas joint venture costs of $69,000, of $9,915 is the result of a number of offsetting cost factors.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $101,520 for the third quarter of 2013 when compared with the same period for 2012.  Legal fees increased by $65,759 due primarily to legal services related to the Settlement Agreement between the Company and John H. Alexander and the preparation of a Registration Statement on Form S-3 that was filed in October of 2013.  Accounting services increased by $17,550 due primarily to higher fees for audit services.

DEFERRED COMPENSATION

On September 30, 2013, Mr. Alexander resigned as the President and Chief Executive Officer of the Company.  In connection with Mr. Alexander’s resignation, Mr. Alexander and Pyramid Oil entered into a Settlement Agreement, dated as of September 30, 2013 (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, among other things, Pyramid Oil agreed to pay an aggregate amount of $967,329 to Mr. Alexander in satisfaction of amounts that are owed to Mr. Alexander under his employment agreement, with such amount to be paid in three equal installments of $322,443 each, on April 5, 2014, January 5, 2015, and January 5, 2016. These amounts are included in restricted cash and deferred compensation liability.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $24,492 for the third quarter of 2013, when compared with the same period for 2012.  The decrease is due primarily to a decrease in the depletion of oil and gas properties.  Depletion decreased due to lower production volumes combined with a lower average per barrel depletion rates.  The depletion rates for 2013 declined due to lower net costs to amortize.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

REVENUES

The decrease in oil and gas sales of $607,142 is due primarily to lower crude oil sales volumes offset by higher average sales prices for the nine months ended September 30, 2013.  The Company's net revenue share of crude oil production/sales decreased by approximately 4,400 barrels for the nine months ended September 30, 2013.  The decline in production for the first nine months of 2013 is not attributable to any one property.  Many of the oil and gas leases had lower production due primarily to natural decline.  The average sales price of the Company's oil and gas for the nine months ended September 30, 2013 decreased by approximately $4.31 per equivalent barrel when compared to the same period of 2012.

OPERATING EXPENSES

Operating expenses increased by $103,847 for the nine months ended September 30, 2013.  The cost to produce an equivalent barrel of crude oil during the nine months ended September 30, 2013 was approximately $45.49 per barrel, an increase of approximately $8.28 per barrel when compared with production costs for the same period of 2012.  During the third quarter of 2013, the Company paid $69,000 for its share of the costs of a gas sales pipeline obligation related to the Murray Franklin Estate No. 1 well, a Texas joint venture well.  Absent this one-time payment, operating expense increased by $34,847 for the nine months ended September 30, 2013 and production costs per barrel would be $44.44 per barrel.  Labor costs increased by $54,271 due primarily to the hiring of one additional field level employee in the fourth quarter of 2012 and a 7% salary increase for all field employees that was effective May 1, 2012.  After consideration of the Texas joint venture payment and the increase in labor costs, the remaining favorable variance is $19,424 which is the result of a number of offsetting cost factors.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $118,629 for the nine months ended September 30, 2013 when compared with the same period for 2012. Legal fees increased by $62,016 due primarily to legal services related to the Settlement Agreement between the Company and John H. Alexander and the preparation of a Registration Statement on Form S- 3 that was filed in October of 2013.  Accounting services increased by $37,978 due primarily to higher fees for audit services.  The remaining net increase in general and administrative costs of $18,635 is attributable to many offsetting cost categories.

DEFERRED COMPENSATION

On September 30, 2013, Mr. Alexander resigned as the President and Chief Executive Officer of the Company.  In connection with Mr. Alexander’s resignation, Mr. Alexander and Pyramid Oil entered into a Settlement Agreement, dated as of September 30, 2013 (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, among other things, Pyramid Oil agreed to pay an aggregate amount of $967,329 to Mr. Alexander in satisfaction of amounts that are owed to Mr. Alexander under his employment agreement, with such amount to be paid in three equal installments of $322,443 each, on April 5, 2014, January 5, 2015, and January 5, 2016. These amounts are included in restricted cash and deferred compensation liability.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $130,590 for the nine months ended September 30, 2013, when compared with the same period for 2012.  The decrease is due primarily to a decrease in the depletion of oil and gas properties.  Depletion decreased due to lower production volumes combined with a lower average per barrel depletion rates.  The depletion rates for 2013 declined due to lower net costs to amortize.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $321,408 for the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, operating activities provided cash of $846,310.  Cash was used for capital spending of $173,829.  See the Statements of Cash Flows for additional detailed information.  The Company had available a line of credit of $500,000 and short-term and long-term investments of $3,263,795 at September 30, 2013 that provided additional liquidity during the first nine months of 2013.

IMPACT OF CHANGING PRICES

The Company’s revenue is affected by crude oil prices paid by the major oil companies.  Average crude oil prices for the nine months ended September 30, 2013 decreased by approximately $4.31 per equivalent barrel when compared with the same period of 2012.  The Company cannot predict the future course of crude oil prices.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  -  Legal Proceedings

 None

Item 1A. -  Risk Factors

See the risk factors that are included in the Company's Annual Report on
Form 10K for the fiscal year ended December 31, 2013.

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

                  101 - The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (1) Balance Sheets as of September 30, 2013 and December 31, 2012;  (2) Income Statements for the three and nine months ended September 30, 2013 and 2012;  (3) Statements of Cash Flows for the nine months ended September 30, 2013 and 2012;  and (4) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID OIL COMPANY
(registrant)

Dated: November 14, 2013	MICHAEL HERMAN
Michael Herman
President

Dated: November 14, 2013	LEE G. CHRISTIANSON
Lee G. Christianson
Chief Financial Officer

