Form 10-K
period 2013-12-31
PYRAMID OIL CO
filed 2014-03-31
CIK 81318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-32989

PYRAMID OIL COMPANY

(Exact name of registrant as specified in its charter)

CALIFORNIA	94-0787340
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2008 – 21st. Street, P.O. Box 832, Bakersfield, California	93302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(661) 325-1000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NYSE MKT

Securities registered under Section 12 (g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value on June 30, 2013, (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting shares held by non-affiliates was approximately $12,991,000 based on the closing sales price of the registrant’s Common Stock on such date.

At March 31, 2014, there were 4,688,085 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PYRAMID OIL COMPANY

2013 FORM 10-K ANNUAL REPORT

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:

•	estimates of proved reserve quantities and net present values of those reserves;

•	reserve potential;

•	business strategy;

•	estimates of future commodity prices;

•	amounts, timing and types of capital expenditures and operating expenses;

•	expansion and growth of our business and operations;

•	expansion and development trends of the oil and gas industry;

•	acquisitions of natural gas and crude oil properties;

•	production of crude oil and natural gas reserves;

•	exploration prospects;

•	wells to be drilled and drilling results;

•	operating results and working capital;

•	results of borrowing base redeterminations under our revolving credit agreement;

•	future methods and types of financing; and

•	the risks described elsewhere in this Annual Report and in the documents incorporated by reference herein.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this report. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I

Item 1 - Business

General Business Description

Pyramid Oil Company is a California corporation that has been in the oil and gas business continuously, since it was incorporated on October 9, 1909. Pyramid Oil Company, hereinafter referred to as “Pyramid” or the “Company”, is engaged in the business of exploration, development and production of crude oil and natural gas.

Pyramid acquires interests in land and producing properties through acquisition and lease on which it drills and/or operates crude oil or natural gas wells in efforts to discover and/or to produce oil and gas. Crude oil and natural gas produced from these properties are sold to various refineries and pipeline companies. The majority of all oil and gas properties that Pyramid owns and operates, is for its own account. Pyramid also participates in specific joint ventures with other companies in the development of oil and gas properties. Pyramid’s interests in these properties will vary depending on the availability of said interests and their locations. Although the Company owns some minor oil and gas interests in New York, Texas and Wyoming, all of the Company’s operations and major revenue producing properties are in California.

The Company’s executive offices are located at 2008-21st Street, Bakersfield, California, 93301, telephone (661) 325-1000, facsimile (661) 325-0100. We maintain a website at the address www.pyramidoil.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. Through our website, we make available our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (the “SEC”).

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

Oil and Gas Production Operations.

Pyramid owns and operates 27 oil and gas leases (properties) located within Kern and Santa Barbara Counties in the State of California. Nine of these properties were non-operated during 2013. All of the non-operated properties were shut-down before January 1, 2013. No other properties were shut-down prior to 2013. Most of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. There are no proved reserves attributed to the nine properties that were shut down prior to January 1, 2013 at December 31, 2013. All of the non-operated properties were written-down in prior periods.

During 2013, the Company operated 18 leases within California; 12 of these leases had total annual gross oil production exceeding 1,000 barrels per lease. Production activities primarily consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Pyramid’s oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil.

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

Occasionally, the Company drills new wells or redrills existing wells on properties owned by the Company in an attempt to increase the daily oil and gas production. In the last five years, the Company has utilized the services of outside drilling contractors for drilling new wells and redrilling existing wells. Maintenance and repairs of existing wells to maintain or increase oil and gas production are carried out by Company personnel on a continuing basis. Most maintenance and repair work is performed with Company owned rigs.

Economic factors associated with the price of oil and gas and the productive output of wells determines the number of active wells the Company operates. Under certain economic conditions, the Company has the potential to operate approximately 102 wells, and of these, on average, 47 were in operation during 2013 on a daily basis. The Company also owns other oil and gas interests outside the State of California that it does not operate. These interests are located in Wyoming, Texas and New York.

Marketing of Crude Oil and Natural Gas.

The Company sells its crude oil and natural gas to Phillips 66 and Kern Oil & Refining, accounting for approximately 51% and 47%, respectively, of the Company’s crude oil and gas sales in 2013. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management’s opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Phillips 66 and its predecessors, and Kern Oil have been customers of the Company for over twenty years. Natural gas is sold to companies in the area of operations. The Company sells its oil pursuant to short-term contracts. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Pyramid’s production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Pyramid’s crude oil sales are not seasonal, but uniform throughout the year.

Competition and Industry Conditions

The profitability of the Company’s operations depends primarily on the production of oil and gas in commercially profitable quantities. Oil and gas properties often fail to provide a return sufficient to repay the substantial sums of money required for their acquisition, exploration and development. The acquisition, exploration and development of oil and gas properties is a highly competitive business. Many entities with which the Company competes have significantly greater financial and staff resources. Such competitive disadvantages could materially and adversely affect the Company’s ability to acquire new properties or develop existing properties.

Regulations

The Company’s business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the petroleum industry. Changes in any of these laws and regulations could have a material and adverse effect on the Company’s business and financial stability. In view of the many uncertainties with respect to current laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on future operations.

Taxation

The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company.

Environmental

The Company’s activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. These laws may require the acquisition of permits relating to certain ongoing operations, for drilling, emissions, waste water disposal and other air and water quality controls. In view of the uncertainty and unpredictability of environmental statutes and regulations, the Company cannot ensure that such laws and regulations will not materially and adversely affect the business of the Company. The Company does not currently anticipate any material effect on its capital expenditures or earnings as the result of governmental regulations, enacted or proposed, concerning environmental protection or the discharge of material into the environment. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations.

Commitments and Contingencies

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include down-hole plugging and abandonment of wells, future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have been accrued and recorded in the financial statements. See Note 9 of Notes to Financial Statements included in Item 8 of this annual report on Form 10-K.

Employees

The Company employed twelve full-time and one part-time individual as of December 31, 2013. Two full-time and one part-time individual were office or administrative personnel, and the rest were field personnel. The Company contracts for additional labor services when needed. The Company is not a party to any union contracts. We believe that our employee relationships are satisfactory.

Other

The Company had no material research and development costs for the three years ended December 31, 2013.

All of the Company’s revenues during 2013 were derived from domestic sources.

The Company does not have any patents or trademarks, and it does not believe that its business or operations are dependent upon owning any patents or trademarks.

Agreement and Plan of Merger and Reorganization with Yuma Energy, Inc.

The Company previously disclosed its intent to explore potential merger and joint venture opportunities as part of a broader strategy to increase shareholder value. On February 6, 2014, the Company and privately held Yuma Energy, Inc. (“Yuma”) announced they had entered into a definitive merger agreement for an all-stock transaction. Upon completion of the transaction, which is subject to the approval of shareholders of both companies, the Company will change its name to “Yuma Energy, Inc.,” and relocate its headquarters to Houston, Texas, while maintaining offices in Bakersfield, California to oversee its California operations.

Under the terms of the merger agreement, the Company will reincorporate in Delaware and the Delaware successor corporation will issue an aggregate of approximately 66 million shares of its common stock to Yuma shareholders, resulting in former Yuma shareholders owning approximately 93% of the post-merger company. Upon closing, there will be an aggregate of approximately 71 million shares of common stock outstanding. The transaction is expected to qualify as a tax-deferred reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

The merger agreement is subject to the approval of the shareholders of both companies, as well as other customary approvals, including authorization to list the newly issued shares on the NYSE MKT. The companies anticipate completing the transaction in mid-2014.

Yuma focuses on the exploration for and development of conventional and unconventional oil and gas prospects, primarily through the use of 3-D seismic surveys, in the U.S. Gulf Coast region. Yuma also has a non-operated position in the Bakken Shale region in North Dakota.

Upon completion of the transaction, all of the executive officers and directors of Yuma will assume the same roles with the combined company.

Item 1A - Risk Factors

In addition to other information in this annual report, the following risk factors should be carefully considered in evaluating the Company’s business because such factors may have a significant impact on the Company’s business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition. If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of the Company’s securities could decline, and you may lose all or part of your investment in the Company.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of the Company.

If the merger is not completed, the ongoing business of the Company may be adversely affected and we would be subject to a number of risks, including the following:

•	the Company will not realize the benefits expected from the merger, including a potentially enhanced competitive and financial position, and instead will be subject to all the risks it currently faces as an independent company;

•	the Company may experience negative reactions from the financial markets and its customers and employees;

•	under the merger agreement, the Company may be required to pay to Yuma a termination fee of approximately $1.0 million if the merger agreement is terminated under certain circumstances. If such termination fee is payable, the payment of this fee could have material and adverse consequences to the financial condition and operations of the Company;

•	the merger agreement places certain restrictions on the conduct of the Company’s business prior to the completion of the merger or the termination of the merger agreement. Such restrictions, the waiver of which is subject to the consent of Yuma, may prevent the Company from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the merger; and

•	matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

There can be no assurance that the risks described above will not materialize, and if any of them do, they may adversely affect our business, financial results and stock price.

Risks Relating to the Company’s Business and the Oil and Gas Industry

The Company’s future performance is dependent upon the Company’s ability to continue to identify, acquire and develop additional oil and gas properties, the failure of which could result in under use of capital and losses.

The Company’s future performance depends upon the Company’s ability to continue to identify, acquire and develop additional oil and gas reserves that are economically recoverable. The Company’s success will depend upon the Company’s ability to continue to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the Company’s ability to develop additional prospects that contain proven oil and gas reserves to the point of production. The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that the Company’s future exploitation and development activities will result in the discovery of additional reserves.

The Company has a very small management team and the loss of any member of the Company’s team may prevent us from implementing the Company’s business plan in a timely manner.

The Company currently has two executive officers and a small number of full time employees and consultants upon whom the Company’s success largely depends. We do not maintain key person life insurance policies on the Company’s executive officers or consultants, the loss of whom could seriously harm the Company’s business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace the Company’s executive officers or consultants in a timely manner, or at all, or on acceptable terms.

The oil and gas industry is highly competitive, and the Company may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. The Company competes with oil and natural gas companies and other individual producers and operators, many of which have substantially greater financial and other resources than the Company. The Company’s larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than the Company can and may enjoy a competitive advantage in the recruitment of qualified personnel. Competitors may be able to absorb the burden of any changes in laws and regulations in the jurisdictions in which the Company does business and handle longer periods of reduced prices for oil and gas more easily than we can. The Company’s competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than the Company can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than the Company can. The Company’s ability to acquire additional properties in the future will depend upon the Company’s ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

The Company’s exploration, development and production activities are subject to certain environmental regulations which may affect the Company’s costs of operations.

In general, the Company’s exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, the Company is subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations are frequently changed and any such changes may have material adverse effects on the Company’s activities. The Company is unable to predict the ultimate cost of compliance with such laws and regulations. Generally, environmental requirements do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry. To date the Company has not been required to spend any material amounts on compliance with environmental regulations. However, the Company may be required to do so in future and this may affect the Company’s ability to expand or maintain the Company’s operations.

Any change to government regulation/administrative practices may have a negative impact on the Company’s ability to operate and the Company’s profitability.

The business of oil and gas exploration and development is subject to substantial regulation under federal, state, local and foreign laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and development operations could have a material adverse impact on the Company’s business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the Company’s oil and gas properties and the oil and gas industry generally, will not be changed in a manner which may adversely affect the Company’s progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of the Company’s activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect the Company’s exploration and development activities.

The Company is required to replace, maintain or expand the Company’s oil and gas reserves in order to prevent the Company’s future reserves and production from declining, which would adversely affect future cash flows and income.

In general, production from oil and gas properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. The Company’s future oil and gas production is highly dependent upon the Company’s ability to economically find, develop, acquire and maintain reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for oil and gas or an increase in finding and development costs, and external sources of capital become limited or unavailable, the Company’s ability to make the necessary capital investment to maintain or expand the Company’s asset base of oil and gas reserves would be impaired. Even with sufficient available capital, the Company’s future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

The oil and gas exploration and production industry is historically a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect the Company’s business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond the Company’s control. These factors include:

-	weather conditions in the United States and where the Company’s property interests are located;

-	economic conditions, including demand for petroleum-based products, in the United States and the rest of the world;

-	actions by OPEC, the Organization of Petroleum Exporting Countries; political instability in the Middle East and other major oil and gas producing regions;

-	governmental regulations;

-	domestic tax policy;

-	the price of foreign imports of oil and gas;

-	the cost of exploring for, producing and delivering oil and gas;

-	the discovery rate of new oil and gas reserves;

-	the rate of decline of existing and new oil and gas reserves;

-	available pipeline and other oil and gas transportation capacity;

-	the ability of oil and gas companies to raise capital;

-	the overall supply and demand for oil and gas; and

-	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect the Company’s capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Changes in commodity prices may also significantly affect the Company’s ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Exploratory and Developmental drilling and production operations involves many risks that are outside the Company’s control and which may result in a material adverse effect on the Company’s business, financial condition or results of operations.

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

The success of the Company’s business interests in certain joint ventures, where the Company owns less than a majority interest depends upon the efforts of various third parties that the Company does not control. As a result, the Company may have limited ability to exercise influence over certain joint venture decisions, operations or costs in certain joint venture activities. The Company’s dependence on the operator and, where applicable, other working interest owners for these projects and the Company’s limited ability to influence operations and associated costs could prevent the Company from realizing targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on joint venture properties operated by others depend upon a number of factors that will be largely outside of the Company’s control, including:

-	the timing and amount of capital expenditures;

-	the operator’s expertise and financial resources;

-	approval of other participants in drilling wells;

-	selection of technology;

-	the rate of production of the reserves; and

-	the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

The Company relies upon various consultants and service companies to provide us with technical assistance and services. The Company relies upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although the Company’s management has relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such consultants or services in the future.

Risks Related to the Company’s Common Stock

The value of the Company’s common stock may be adversely affected by market volatility.

The trading price of the Company’s common stock fluctuates and may be influenced by many factors, including:

-	The Company’s operating and financial performance and prospects;

-	The depth and liquidity of the market for the Company’s common stock;

-	Investor perception of the Company and the industry and markets in which the Company operates;

-	The Company’s inclusion in, or removal from, any equity market indices;

-	Changes in earnings estimates or buy/sell recommendations by analysts; and

-	General financial, domestic, international, economic and other market conditions.

The Company’s ability to raise capital in the future may be limited, and the Company’s failure to raise capital when needed could prevent the Company from executing its growth strategy.

The timing and amount of the Company’s working capital and capital expenditure requirements may vary significantly depending on many factors, including future oil and gas prices and the amount of the Company’s future oil and gas production.

If the Company’s capital resources are not sufficient to satisfy its liquidity needs, the Company may seek to sell additional equity or obtain additional debt financing. The sale of additional equity would result in dilution to the Company’s shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict the Company’s operations. In addition, the Company may not be able to obtain additional financing, if required, in amounts on or terms acceptable to the Company, or at all.

The Company’s by-laws do not contain anti-takeover provisions and thus the Company’s management and directors may change if there is a take-over of the Company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in the Company’s by-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of the Company. If there is a take-over of the Company, the Company’s management and directors may change.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

(a) Description of Properties

The principal assets of the Company consist of proven and unproven oil and gas properties, oil and gas production related equipment and developed and undeveloped real estate holdings. The Company’s oil and gas properties are located exclusively in the continental United States, in California, Wyoming, Texas and New York.

The general business description and the description of the Company’s oil and natural gas operations are described on page 4 under Item 1. Business Information required by Subpart 1200 of Regulation S-K (Disclosure by Registrants Engaged in Oil and Gas Producing Activities) is also contained in Item 1. and in Item 8. Financial Statements and Supplementary Data, Supplemental Information - Oil and Gas Producing Activities on pages 55 to 59. The preceding information is incorporated by reference into this Item 2.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company did not have any proved undeveloped reserves at December 31, 2013 and 2012. The Company had proved undeveloped reserves of 44,700 barrels of crude oil, 77,700 barrels of crude oil and 96,000 barrels of crude oil at December 31, 2011, 2010 and 2009, respectively.

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

The Company had proved undeveloped reserves of 77,700 barrels of crude oil at December 31, 2010. These reserves were attributable to three wells that the Company planned to drill in 2011. The Company projected that it would cost approximately $1,596,000 to drill and complete these wells in 2011. One of these wells the Pike 1-H, a horizontal well, was drilled in March and April of 2011. The Company drilled this well in conjunction with a joint-venture partner. The Company purchased the remaining working interest in this well from the joint venture partner in December of 2012.

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

(b) Oil and Gas Properties

The Company’s estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties were assembled by MHA Petroleum Consultants, LLC, independent petroleum engineers, and are as follows:

	Crude Oil	Natural Gas
December 31,	(Bbls)	(MCF)

2013	449,000	14,000
2012	482,000	0
2011	546,000	42,000
2010	538,000	44,000
2009	506,000	81,000

The Company’s estimated future net recoverable oil and gas reserves, noted in the above table, have not been filed with any other federal authority or agency since January 1, 2013.

Using the 12 month average of the first-of-the-month oil and gas prices and 12 month average of lease operating expenses, the estimated value of future net revenues to be derived from Pyramid’s proved developed oil and gas reserves, discounted at 10%, were $13,089,000 at December 31, 2013, $13,712,000 at December 31, 2012, $18,439,000 at December 31, 2011, $13,068,000 at December 31, 2010, and $9,158,000 at December 31, 2009.

Pyramid participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting, which is effective for reporting 2009 reserve information. In January 2010, the FASB issued its authoritative guidance on extractive activities for oil and gas to align its requirements with the SEC’s final rule. We adopted the guidance as of December 31, 2009 in conjunction with our year-end reserve report as a change in accounting principle. Under the SEC’s final rule, prior period reserves were not restated.

Internal Controls over Reserve Estimation

The Company’s proved reserve information as of December 31, 2013 included in this Annual Report on Form 10-K was estimated by our independent petroleum consultant, MHA Petroleum Consultants, LLC (“MHA”), in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. For the Company’s estimation procedures, credentials and statement of independence, see the MHA report filed herein on Exhibit 99.1. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. MHA and its predecessors have been preparing the Company’s reserve information for over twenty-five years and thus, are familiar with the Company’s operations and their oil and gas properties.

Company personnel provide data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to MHA. The primary Company employees responsible for reviewing MHA, use of our data and MHA’s estimation of our reserves are Michael D. Herman, President and Lee G. Christianson, CFO. The Company has employed the services of a third-party geologist to provide MHA with technical data (such as well logs, geological information and well histories). Mr. Herman has been Chairman of the Board and a director since 2005. Mr. Christianson has been with the Company for over twenty-five years.

Mr. Herman and Mr. Christianson review the preliminary MHA reserve estimates and the financial inputs in the estimates. Mr. Christianson calculates the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves. Mr. Christianson has over thirty-seven years experience in oil and gas accounting.

Our Company codes of business conduct and ethics are general internal controls for preventing and detecting errors or fraud by our employees responsible for the reserve estimation procedures and disclosure in our filings with the SEC.

Pyramid’s net oil and gas production after royalty and other working interests for the past five years ending December 31, were as follows:

	2013	2012	2011	2010	2009

Crude oil (Bbls)	43,000	45,000	55,000	60,000	57,000
Natural gas (MCF)	6,000	6,000	9,000	9,000	5,000

Pyramid’s average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending December 31, were as follows:

14

	2013	2012	2011	2010	2009

Sales price:
Crude oil (per barrel)	$103.78	$106.60	$104.78	$77.10	$57.16

Natural gas (per MCF)	$3.15	$2.76	$3.87	$4.37	$4.02

Production costs (per BOE)	$45.60	$41.00	$33.00	$26.60	$24.20

The average selling price of the Company’s crude oil at December 31, 2013, was approximately $102.17 per barrel and the average selling price of the Company’s natural gas at December 31, 2013, was approximately $3.31 per MCF.

As of December 31, 2013, Pyramid had the following gross and net position in wells and proved acres:

	WELLS		PROVED ACRES
	Gross (1)	Net (1)	Gross (2)	Net (2)
Oil	110	109	8,782	1,403
Natural Gas	22	7	12,246	4,082
	132	116	21,028	5,485

(1)	“Gross wells” represent the total number of wells in which the Company has a working interest. “Net wells” represent the number of gross wells multiplied by the percentage of the working interests therein held by the Company.

(2)	“Gross acreages” represents all acres in which the Company has a working interest. “Net acres” represent the aggregate of the working interests of the Company in the gross acres.

The Company did not drill any wells during 2013.

The Company drilled one development well in 2012, the Santa Fe No. 20. This well is currently non-producing. A valuation allowance of $207,000 was recorded in the fourth quarter of 2012 against the Santa Fe lease.

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

The Company drilled two new wells in 2010, the Anderson No.10 well and the CLI No. 4-H well. The Anderson No. 10 well was drilled in the first quarter of 2010 and completed as a producing well. The CLI No. 4-H was drilled in the second quarter of 2010 and was abandoned as a dry-hole. The Company recorded a valuation allowance of $867,468 during the second quarter of 2010 to offset the costs of drilling and abandoning this well. The Company also redrilled two existing wells during the fourth quarter of 2010, the Wilson No. 3 and the Alexander/Abadie No. 1. These wells had previously been shut-in for a number of years. At December 31, 2010, the Company recorded a valuation allowance of $237,647 against the costs of redrilling the Alexander/Abadie No. 1 well. The Company also recorded a valuation allowance of $117,412 at December 31, 2010 for one of its Texas joint venture wells.

The Company also participated as a non-operator, along with a group of partners, in the drilling of one natural gas wells in Texas in 2009. The gas well that was drilled in 2009 was not placed into production until the first quarter of 2010.

As of December 31, 2013, Pyramid held positions in unproven acreage in the following locations. “Unproven” oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

“Undeveloped” acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

	ACRES
	Gross	Net
New York
Mount Morris and Livingston Counties	34,800	9,788

Texas
McMullen County	5,700	713

(c) Real Property Owned

Pyramid owned the following real property as of December 31, 2013, all located in California.

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

Item 3 - Legal Proceedings

The Company is subject to potential litigation within the normal course of business. The resolution in any reporting period of such litigation could have a material impact on Pyramid’s financial position or results of operations for that period. Pyramid is not party to any proceedings or actions which management believes might have a material effect upon its financial position or results of operations.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

The common stock of Pyramid is traded on the NYSE MKT under the symbol “PDO”. The following are high and low sales prices for each quarter of 2013 and 2012, and reflect inter-dealer prices without retail markup, markdown or commission.

	High	Low

2013
First Quarter	$4.48	$4.04
Second Quarter	4.33	3.90
Third Quarter	4.74	4.15
Fourth Quarter	5.77	4.61

2012
First Quarter	6.23	3.82
Second Quarter	5.20	4.05
Third Quarter	4.85	4.07
Fourth Quarter	4.56	3.75

At December 31, 2013, the Company had 190 shareholders of record, and an unknown number of additional holders whose stock is held in “street name”.

The Company did not repurchase any securities during 2013, or issue any securities during 2013 that were not registered under the Securities Act of 1933, as amended.

The Company did not declare or pay any cash dividends on its common stock during the preceding two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Item 6 - Selected Financial Data

The following selected financial data is not necessarily indicative of our future financial position or results of future operations, and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

	Years Ended December 31,
	(In thousands except per share data)

	2013	2012	2011	2010	2009

Statement of Operations Data

Total Revenue	$5,201	$4,995	$5,690	$4,836	$3,312
Income (Loss) from Operations	(77)	975	1,161	53	(537)
Net Income (Loss)	157	778	1,095	246	(189)
Net Income (Loss) per Share
Basic and Diluted	$0.03	$0.17	$0.23	$0.05	$(0.04)
Weighted Average Number of Basic Shares Outstanding	4,688	4,686	4,684	4,678	4,678

Balance Sheet Data

Cash and Cash Equivalents	$4,404	$3,834	$2,763	$1,536	$1,439
Short-term Investments	2,141	2,136	2,128	3,059	3,344
Total Assets	14,180	12,761	11,882	10,630	10,142
Notes Payable	0	0	55	40	21
Stockholders’ Equity	10,980	10,658	9,881	8,742	8,373
Total Liabilities and
Stockholders’ Equity	14,234	12,761	11,882	10,630	10,142

Per Share Data

Net Book Value per
Common Share	$2.34	$2.27	$2.11	$1.87	$1.79
Common Shares Outstanding	4,688	4,688	4,684	4,678	4,678

Item 7 - Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Impact of Changing Prices

Average prices decreased by approximately $3.82 per barrel of oil equivalent sold during 2013 as compared with average prices for 2012. In 2013 there were 242 separate crude oil price changes, as compared with 244 price changes in 2012. The difference between the highest ($112.70) and lowest ($95.15) posted prices in 2013 was $17.55 per barrel. By comparison, this same differential in 2012 was $33.55 per barrel.

Liquidity and Capital Resources

The Company had cash and short-term investments of $6,545,000 at December 31, 2013, for a net increase of $575,000, when compared to December 31, 2012. Short-term investments consist of certificates of deposit having original maturities of three months to 18 months. The Company had long-term investments of $1,132,000 at December 31, 2013. Long-term investments consist of certificates of deposit having original maturities of 18 months or more. During 2013, operating activities generated cash of $1,018,000. During 2013, cash was consumed by capital spending of $195,000 and the funding of a “Rabbi Trust” in the amount of $967,000, see Item 8. Financial Statements and Supplementary Data - Note 14, “Settlement Agreement” The components of the changes in cash for 2013 are described in the Statements of Cash Flows included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. Adequate funds were available to carry out all necessary oil and gas operations and to maintain our equipment. A $500,000 line of credit, unused at December 31, 2012, also provided additional liquidity during 2013.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending December 31, 2014, without giving effect to the anticipated merger with Yuma. In addition to its current assets, the Company also has a credit facility of $500,000 available in the event that it needs other resources to fund its liquidity and capital resource needs. Although the Company may increase its capital expenditures during the current fiscal year to enhance its current oil production capacities, it does not anticipate that such expenditures would exceed the amount of liquidity currently available to the Company. The Company believes that its existing assets and the cash expected to be generated from operations will be sufficient during fiscal year 2014, without giving effect to the anticipated Yuma merger, are based on the following:

As of December 31, 2013, the amount of cash, cash equivalents, short-term and long-term investments was equal to $7,677,000 in the aggregate.

As of December 31, 2013, the Company had approximately $9,072,000 in current assets and $1,894,000 of current liabilities.

As of December 31, 2013, the Company had no long-term or current debt.

The Company did not drill any wells in 2013. The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company’s assets. Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners in drilling and exploration prospects and specific rework of existing properties to enhance production and expansion of its sales of crude oil and natural gas in California. If necessary, Pyramid could sell certain nonessential assets to raise capital for the benefit of these programs.

The Company drilled one development well during 2012. The Company drilled two joint-venture wells in 2011. The Company drilled two new wells and re-drilled two existing wells in 2010. The Company participated as a non-operator in the drilling of a natural gas well in Texas during 2009.

The Company’s proved developed producing crude oil reserves decreased by approximately 32,000 barrels at December 31, 2013 compared to at December 31, 2012. The decrease in crude oil reserves was due to crude oil production of 43,000 barrels offset by an increase of 11,000 barrels as a result of revisions of previous estimates.

The Company’s proved developed producing crude oil reserves decreased by approximately 19,000 barrels at December 31, 2012 compared to at December 31, 2011. The decrease in crude oil reserves was due to crude oil production of 45,000 barrels offset by an increase of 26,000 barrels as a result of revisions of previous estimates.

The Company’s proved developed producing crude oil reserves increased by approximately 41,600 barrels at December 31, 2011 compared to at December 31, 2010. The increase in crude oil reserves was due primarily to revisions of previous estimates. The increase in reserves due to revisions of estimates is due primarily to higher net average crude prices (after production taxes and operating expenses) for 2011. Certain oil and gas properties recoverable reserves and net revenues increased due to the higher net average prices.

The Company’s proved developed producing crude oil reserves increased by approximately 49,500 barrels at December 31, 2010 compared to at December 31, 2009. The increase in crude oil reserves was due primarily to revisions of previous estimates. The increase in reserves due to revisions of estimates is due primarily to higher net average crude prices (after production taxes and operating expenses) for 2010. Certain oil and gas properties recoverable reserves and net revenues increased due to the higher net average prices.

The Company’s proved developed producing crude oil reserves decreased by 63,000 barrels at December 31, 2009 compared to at December 31, 2008. The decrease was due primarily to production of approximately 57,000 barrels of crude oil during 2009. The remaining decline of 6,000 barrels in the reserves is due to revisions of previous estimates. The Company did not drill any crude oil wells during 2009.

The Company’s proved developed producing natural gas reserves decreased by 56,000 MCF’s at December 31, 2009 compared to at December 31, 2008. The decrease was due primarily to revisions of previous estimates. The estimates of gas reserves for the Texas gas prospect decreased by approximately 40,000 MCF’s due to unfavorable production results from a gas well that was drilled in 2008 by the Texas joint venture.

Certain properties that the Company owns have become uneconomic and have been shut-down. When these properties are not operated, any reserves that could be assigned to these properties are not included in the year-end engineering report of total Company reserves. Another major factor that directly affects the Company’s future reserve base is the price of crude oil at December 31, of any given year. The year-end price of oil and gas has a significant impact on the estimated future net recoverable oil and gas reserves from proved developed properties. At certain depressed price levels, some of the Company’s oil and gas properties are not economical to operate and thus its year-end engineering reserve reports do not assign any oil and gas reserves to these properties. Conversely, if year-end prices should increase to a certain level, the reserves on these leases would be economic to produce and would increase the Company’s reserves.

Forward-Looking Information

The Company currently is executing a plan to increase oil and gas production volumes on its core California properties. This effort is principally focused on workovers of existing wells on the Company’s California properties. The Company also is planning to re-drill and deepen three existing wells into the Monterey formation on Pyramid’s Delaney Tunnell property in Santa Maria, California. Two of the wells will be utilized for production and one will be used for disposal of produced water. All necessary state permits have been received. However, in light of management’s focus on the merger agreement with Yuma, the Company has not established a definitive drilling timeline.

Pyramid has positioned itself to withstand various types of economic uncertainties, and has maintained a strong balance sheet and working capital position. In addition, the Company has filed a shelf registration statement on Form S-3 with the SEC. The registration statement gives the Company the flexibility to offer and sell from time to time, up to $30 million of common or preferred stock. The Company does not have immediate plans to sell securities under the shelf registration statement.

The Company’s future growth will be highly dependent on the level of success it has in its operations and capital investments, including the outcome of wells that have not yet been drilled. The Company’s future capital investment program may be modified due to exploration and development successes or failures, market conditions and other variables. The production and sales of oil and gas involves many complex processes that are subject to numerous uncertainties, including reservoir risk, mechanical failures, human error and market conditions.

The Company may be subject to future costs necessary for compliance with the implementation of new air and water environmental quality requirements of various state and federal governmental agencies. However, those potential requirements and costs are unknown at this time. The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which was not material during 2013. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. Management believes the costs associated with these programs will not have a material adverse effect upon the Company’s financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results Of Operations For The Fiscal Year Ended December 31, 2013 Compared To The Fiscal Year Ended December 31, 2012

Revenues

  Oil and Gas Sales

Oil and gas sales decreased by $603,503 due primarily to lower crude oil production for 2013. Crude oil production/sales decreased by approximately 4,000 barrels for 2013. The decline in production for the twelve months of 2013 is not attributable to any one property. Many of the oil and gas leases had lower production due primarily to natural decline. Average prices of the Company’s oil and gas sales decreased by $4.17 cents per equivalent barrel when compared to the same period for 2012.

  Gain on Sales of Property and Equipment

Effective December 1, 2013, the Company sold an oil and gas lease and recognized a gain of $809,476. The Company retained an overriding royalty interest of 2%.

  Operating Expenses

Operating expenses increased by $35,714 for 2013 when compared to the same period for 2012. During 2013, the cost to produce an equivalent barrel of crude oil was $45.59 per barrel, an increase of $4.61 per barrel when compared with production costs for the same period of 2012. The increase in lease operating expenses is caused by many factors. Costs increased the most for labor and contract operations. These were offset by lower costs for crude oil inventory change, chemicals, well abandonments and equipment fuel.

Labor costs increased by $91,781 due to many different factors. Among them, the hiring of one additional field level employee in the fourth quarter of 2012 increased labor costs by $35,064. Labor costs of $22,734 were capitalized in 2012 for the drilling of a well, thus reducing labor costs charged to operations, and no wells were drilled in 2013. The payment of a bonus was made in 2013 in the amount of $20,000, but no bonus was paid in 2012. During 2012, the Company billed a joint-venture partner for their share of labor costs in the amount of $15,784, thus reducing labor costs charged to operations. The Company purchased the joint venture partner’s interest in the joint venture in December of 2012.

Contract operations increased by $88,678 due primarily to an increase in costs related to the joint venture interests in Texas. During the third quarter of 2013, the Company paid $69,000 for its share of the costs of a gas sales pipeline obligation related to the Murray Franklin Estate No. 1 well, a Texas joint venture well. The costs of operating the Fox Creek Ranch 1-H well increased by $29,000.

Crude oil inventory change contributed to a decrease in operating expenses of $56,129 in 2013, as compared with the same period of 2012. The change in inventory for the year ended December 31, 2013, resulted in a decrease in operating expenses of $20,154. The change in the inventory for the year ended December 31, 2012, resulted in an increase in operating expenses of $35,976.

Chemical costs decreased by $33,253 due primarily to lower quantities of chemicals purchased and used during 2013. Well abandonment costs decreased by $29,839 due to the abandonment of three wells in 2012. No wells were abandoned in 2013. Equipment fuel costs decreased by $23,485 due to lower volumes of diesel and gasoline purchased and used during 2013. The remaining favorable variance of $2,040 is the result of a number of offsetting cost factors.

General and Administrative Expenses

            General and administrative expenses increased by $238,125 for the year ended December 31, 2013 when compared with the same period for 2012. Legal fees increased by $117,603 due primarily to legal services related to the Settlement Agreement between the Company and John H. Alexander, the preparation of a Registration Statement on Form S- 3 that was filed in November of 2013 and work related to the potential Yuma merger. Consulting services increased by $99,915 due to fees paid to an investment banking firm for services related to the potential Yuma merger. Consulting services also increased due to a consulting agreement that was entered into between John H. Alexander and the Company, see Item 8. Financial Statements and Supplementary Data-Note 14, “Settlement Agreement”.

Accounting services increased by $59,594 due primarily to higher fees for audit and tax related matters. Administrative salaries decreased by $47,508 due primarily to the retirement of John Alexander, effective October 1, 2013. The remaining net increase in general and administrative costs of $2,088 is attributable to many offsetting cost categories.

Deferred Compensation

            On September 30, 2013, Mr. Alexander resigned as the President and Chief Executive Officer of the Company. In connection with Mr. Alexander’s resignation, Mr. Alexander and the Company entered into a Settlement Agreement, dated as of September 30, 2013 (the “Settlement Agreement”) see Item 8. Financial Statements and Supplementary Data-Note 14, “Settlement Agreement” Pursuant to the Settlement Agreement, among other things, the Company agreed to pay an aggregate amount of $967,329 to Mr. Alexander in satisfaction of amounts that are owed to Mr. Alexander under his employment agreement, with such amount to be paid in three equal installments of $322,443 each, on April 5, 2014, January 5, 2015, and January 5, 2016. These amounts are included in restricted cash and deferred compensation liability. On March 18, 2014, the trust agreement, “Rabbi Trust” dated October 1, 2013, was terminated by agreement of the Company, Mr. Alexander and the trustee, and the funds were disbursed.

  Stock Based Compensation

Stock based compensation increased by $164,413 for the year ended December 31, 2013 when compared with the same period in 2012. On October 8, 2013, the Company’s Board of Directors granted an option to purchase 25,000 shares of common stock for each of directors Rick D. Kasch and Gary L. Ronning and granted an option to purchase 50,000 shares of common stock to Michael D. Herman, see Item 8. Financial Statements and Supplementary Data-Note 10, “Share Based Compensation.” The options vest immediately and must be exercised within ninety days after the director leaves office. The Company recorded $164,413 in stock based compensation based on a valuation performed using a Black-Scholes option-pricing method.

    Provision for Depletion, Depreciation and Amortization

The provision for depletion, depreciation and amortization decreased by $142,420 for the year ended December 31, 2013, when compared with the same period for 2012. The decrease is due primarily to a decrease in the depletion of oil and gas properties. Depletion decreased due primarily to lower average per barrel depletion rates combined with lower production volumes. The depletion rates for 2013 declined due to lower net costs to amortize.

Valuation Allowances

The Company recorded a valuation allowance of $151,243 at December 31, 2013 on one of its oil and gas properties. The valuation allowance resulted from an engineering reserve report that was prepared by MHA, a third-party engineering firm engaged by the Company.

Results Of Operations For The Fiscal Year Ended December 31, 2012 Compared To The Fiscal Year Ended December 31, 2011

Revenues

  Oil and Gas Sales

Revenues decreased by $693,110 due primarily to lower crude oil production for 2012. Crude oil production/sales decreased by approximately 6,900 barrels for 2012. Average prices of the Company’s oil and gas sales increased by sixty cents per equivalent barrel when compared to the same period for 2011.

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

  Stock Based Compensation

Effective June 2, 2011, the Company’s board of directors approved the issuance of options to purchase 5,000 shares of the Company’s common stock to the Company’s two non-employee directors. These options vest immediately and must be exercised within ninety days after the director leaves office. The Company recorded $43,743 in stock based compensation during the third quarter of 2011, based on a valuation performed using a Black-Scholes option-pricing model.

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

Valuation Allowances

The Company recorded a valuation allowance of $237,711 at December 31, 2012 on certain of its oil and gas properties. The valuation allowance resulted from an engineering reserve report that was prepared by MHA, a third-party engineering firm engaged by the Company.

CRITICAL ACCOUNTING POLICIES

Costs Incurred in Oil and Gas Producing Activities

The Company has adopted the “successful efforts” method of accounting for its oil and gas exploration and development activities, as set forth in FASB ASC Topic 932.

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

The Company adopted FASB Financial Accounting Standards Board (“FASB”) ASC Topic No. 360-10-15, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (the “Statement”). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $151,243, $237,771and $751,263 at December 31, 2013, 2012 and 2011, respectively (see Item 8. Financial Statements and Supplementary Data - Note 6, “Fourth Quarter Results (Unaudited).” The accumulated impairment reserve was $4,988,758 and $4,980,931 at December 31, 2013 and 2012, respectively.

Depletion, Depreciation, and Amortization

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company’s experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2013, 2012 and 2011 were $11.88, $16.66 and $24.27, respectively.

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

In July 2013, the FASB issued ASU No. 2013-011, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or A Tax Credit Carryforward Exists.” These amendments provide guidance on the financial statement presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 will not have a material impact on the Company’s consolidated financial statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8 - Financial Statements and Supplementary Data

PYRAMID OIL COMPANY

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pyramid Oil Company

Bakersfield, California

We have audited the balance sheets of Pyramid Oil Company (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

/s/ SINGERLEWAK LLP

Los Angeles, California

March 31, 2014

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	December 31,
	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$4,404,246	$3,834,097
Restricted cash	967,329	0
Short-term investments	2,140,822	2,135,709
Trade accounts receivable (net of reserve for doubtful accounts of $4,000 in 2013 and 2012)	484,468	375,090
Income taxes receivable	12,400	73,069
Crude oil inventory	102,334	82,180
Prepaid expenses and other assets	249,030	257,370
Deferred Income taxes	711,800	264,400

TOTAL CURRENT ASSETS	9,072,429	7,021,915

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful efforts method)	19,883,190	20,007,453
Capitalized asset retirement costs	412,612	425,978
Drilling and operating equipment	2,058,744	1,966,750
Land, buildings and improvements	1,098,918	1,098,918
Automotive, office and other property and equipment	1,136,566	1,202,544
	24,590,030	24,701,643
Less - accumulated depletion, depreciation, amortization and valuation allowances	(21,335,914)	(20,953,324)
TOTAL PROPERTY AND EQUIPMENT	3,254,116	3,748,319

OTHER ASSETS
Long-term investments	1,131,707	1,101,526
Deferred income taxes	459,900	621,800
Deposits	250,000	250,000
Other assets	11,380	17,380
TOTAL OTHER ASSETS	1,852,987	1,990,706

TOTAL ASSETS	$14,179,532	$12,760,940

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2013	2012
CURRENT LIABILITIES:
Accounts payable	$290,930	$226,759
Accrued professional fees	140,711	120,000
Accrued taxes, other than income taxes	54,444	70,407
Accrued payroll and related costs	40,932	58,954
Accrued royalties payable	226,502	204,509
Accrued insurance	113,480	94,116
Liability for deferred compensation	1,026,655	0

TOTAL CURRENT LIABILITIES	1,893,654	774,745

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,305,862	1,327,861

TOTAL LIABILITIES	3,199,516	2,102,606

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value
Authorized - 10,000,000 shares Issued and outstanding – none	0	0
Common stock, no par value (Note 11, 12 and 13)
Authorized - 50,000,000 shares
Issued and outstanding - 4,688,085 shares shares at December 31, 2013 and December 31, 2012	1,847,384	1,682,971
Retained earnings	9,132,632	8,975,363
TOTAL SHAREHOLDERS’ EQUITY	10,980,016	10,658,334

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,179,532	$12,760,940

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Oil and gas sales	$4,391,824	$4,995,327	$5,688,437
Gain on sales of property and equipment	809,476	0	1,512
	5,201,300	4,995,327	5,689,949
COSTS AND EXPENSES:
Operating expenses	1,978,468	1,942,754	1,789,569
General and administrative	1,080,162	842,037	879,779
Deferred compensation	1,063,445	0	0
Stock based compensation	164,413	0	43,743
Taxes, other than income and payroll taxes	130,297	160,144	137,163
Provision for depletion, depreciation,
and amortization	507,157	649,559	735,231
Valuation allowances	151,243	237,711	751,263
Accretion expense	37,477	38,341	45,314
Other costs and expenses	165,533	149,717	147,330
	5,278,195	4,020,263	4,529,392
OPERATING INCOME (LOSS)	(76,895)	975,064	1,160,557

OTHER INCOME (EXPENSE):
Interest income	40,519	42,943	49,863
Other income	0	450	500
Interest expense	0	(1,091)	(3,020)
	40,519	42,302	47,343

INCOME (LOSS) BEFORE INCOME
TAX EXPENSE (BENEFIT)	(36,376)	1,017,366	1,207,900
Income tax expense (benefit)
Current	91,855	81,921	203,203
Deferred	(285,500)	157,900	(90,500)
	(193,645)	239,821	112,703

NET INCOME	$157,269	$777,545	$1,095,197

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.03	$0.17	$0.23

Basic and diluted average number of common shares outstanding	4,688,085	4,685,859	4,687,580

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common
	Shares			Total
	Issued and	Common	Retained	Shareholders’
	Outstanding	Stock	Earnings	Equity

Balances, December 31, 2010	4,677,728	$1,1639,228	$7,102,621	$8,741,849

Stock based compensation		43,743		43,743

Shares issued on exercise of options	6,125

Net income			1,095,197	1,095,197

Balances, December 31, 2011	4,683,853	1,682,971	8,197,818	9,880,789

Shares issued on exercise of options	4,232

Net income			777,545	777,545

Balances, December 31, 2012	4,688,085	1,682,971	8,975,363	10,658,334

Stock based compensation		164,413		164,413

Net income			157,269	157,269

Balances, December 31, 2013	4,688,085	$1,847,384	$9,132,632	$10,980,016

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157,269	$777,545	$1,095,197

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for depletion, depreciation, and amortization	507,157	649,559	735,231
Valuation allowances	151,243	237,711	751,263
Accretion expense	37,477	38,341	45,314
Gain on sale of property and equipment	(809,476)	0	(1,512)
Stock based compensation	164,413	0	43,743
Deferred income taxes	(285,500)	157,900	(90,500)
Asset retirement obligations	0	10,631	(1,618)
Loss on disposal of fixed assets	30,790	0	0
Deferred compensation	1,026,655	0	0

Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and interest receivable	(48,709)	128,505	(68,207)
(Increase) decrease in crude oil inventory	(20,154)	35,976	(31,795)
Decrease (increase) in prepaid expenses	8,340	(1,523)	(24,970)
Decrease (increase) in other assets	6,000	0	(10,000)
Increase in accounts payable and accrued liabilities	92,254	107,300	55,099

Net cash provided by operating activities	1,017,759	2,141,945	2,497,245

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	$(194,987)	$(979,038)	$(1,163,961)
Payments to acquire short-term investments	0	0	(100,000)
(Increase) in short-term investments	(5,113)	(7,329)	(11,655)
(Increase) in long-term investments	(30,181)	(29,542)	(30,181)
Restricted cash	(967,329)	0	0
Proceeds from sale of property and equipment	750,000	0	21,500

Net cash used in investing activities	(447,610)	(1,015,909)	(1,284,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	0	0	55,979
Principal payments on long-term debt	0	(54,615)	(41,783)

Net cash (used in) provided by financing activities	0	(54,615)	14,196

Net increase in
cash and cash equivalents	570,149	1,071,421	1,227,144

Cash and cash equivalents at beginning of year	3,834,097	2,762,676	1,535,532

Cash and cash equivalents at end of year	$4,404,246	$2,762,676	$2,762,676

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for interest	$0	$1,091	$3,020

Cash paid during the year for income taxes	$48,800	$133,821	$216,874

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

1. Significant Accounting Policies

  Nature of Operations

Pyramid Oil Company (the “Company”), a California Corporation, has been in the oil and gas business continuously for 103 years since it was incorporated on October 9, 1909. The Company is in the business of exploration, development and production of crude oil and natural gas. The Company operated and has interests in 28 oil and gas leases in Kern and Santa Barbara Counties in the State of California. The Company also owns oil and gas interests in Wyoming, Texas and New York that it does not operate. The Company grants short-term credit to its customers and generally receives payment within 30 days.

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

  Cash and Cash Equivalents

Cash and cash equivalents principally consist of demand deposits and certificates of deposits having original maturities of three months or less. At December 31, 2013, the Company had approximately $3,813,898 of cash and cash equivalents that were not fully insured by the FDIC.

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

  Costs Incurred in Oil and Gas Producing Activities

The Company has adopted the “successful efforts” method of accounting for its oil and gas exploration and development activities, as set forth in FASB ASC Topic No. 932.

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

The Company adopted FASB ASC Topic No. 360-10-15, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows. The Company recorded an impairment reserve of $151,243, $237,711 and $751,263 at December 31, 2013, 2012 and 2011, respectively (see Note 6). The accumulated impairment reserve was $4,988,758 and $4,980,931 at December 31, 2013 and 2012, respectively.

  Joint Venture Investments

The Company participates in two joint ventures as a non-operator. The properties are located in New York and Texas, both are primarily gas properties. The Company has a minority interest in both joint ventures. The Company’s interest in the New York gas wells range from 19 to 38 percent. The Company’s interest in the Texas joint venture wells range from 3.75 to 6.25 percent. The Company records its share of revenues, expenses and capital costs as provided to the Company by the joint-venture operators. The accounting policies for the joint venture properties are consistent with the accounting policies that the Company uses for its wholly-owned properties.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

  Depletion, Depreciation, and Amortization

Depletion of leasehold costs of producing oil and gas properties is provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved reserves. Depreciation and amortization of the costs of producing wells and related equipment are provided on the unit-of-production method, by individual property unit, based on estimated recoverable proved developed reserves. Amortization of the costs of undeveloped oil and gas properties is based on the Company’s experience, giving consideration to the holding periods of leaseholds. The average depletion per equivalent barrel of crude oil produced for 2013, 2012 and 2011 were $11.88, $16.66 and $24.27, respectively.

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

  Stock-based Compensation

The Company accounts for its share based compensation in accordance with ASC718.  Stock-based compensation cost represents stock options issued to non-employee members of the Board of Directors, and is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant. The following are the assumptions used for stock option grants during 2013. There were no stock option grants during 2012.

December 31, 2013

Expected life in years	2.5 years
Stock price volatility	51.4%
Discount rate	0.34%
Expected dividends	None
Forfeiture rate	0%

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

The assumptions used in the Black Scholes model referred to above are based upon the following data: (1) the expected life of the option is estimated by considering the contractual term of the option and the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate; (2) the expected stock price volatility of the underlying shares over the expected term of the option is based upon historical share price data of the Company’s shares; (3) the risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options; (4) expected dividends are based on historical dividend data and expected future dividend activity; and (5) the expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

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

The Company files income tax returns in the U.S. Federal jurisdiction, and California, Texas and New York states. With few exceptions, the Company is no longer subject to U.S. Federal tax examination for the years prior to 2010. State jurisdictions that remain subject to examination range from 2009 to 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2013.

  Concentration of Credit Risk

The Company sells its crude oil to Phillips 66 and Kern Oil & Refining, accounting for approximately 51% and 47%, respectively, of the Company’s crude oil and gas sales in 2013. Crude oil sales were approximately 51% and 47% attributable to Phillips 66 and Kern Oil and Refining, respectively at December 31, 2012. While revenue from these customers is significant, and the loss of any one could have an adverse effect on the Company, it is management’s opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Trade receivables were approximately 44% and 55% attributable to Phillips 66 and Kern Oil and Refining, respectively at December 31, 2013. Trade receivables were approximately 62% and 37.5% attributable to Phillips 66 and Kern Oil and Refining, respectively at December 31, 2012.

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

In July 2013, the FASB issued ASU No. 2013-011, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or A Tax Credit Carryforward Exists.” These amendments provide guidance on the financial statement presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 will not have a material impact on the Company’s consolidated financial statements.

  Reclassifications

Certain reclassifications have been made to the prior financial statements to conform to the 2013 presentation.

  Revenue Recognition

The Company recognizes sales when: (1) persuasive evidence of an arrangement exists; (2) product delivery has occurred; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. To satisfy these criteria, the Company: (1) has crude oil sales contracts with its crude oil purchasers; (2) records revenue based upon receipt of evidence of shipment of crude oil and when risk of loss and title transfer has occurred; (3) the Company’s crude oil contracts specify the pricing terms which are fixed and determinable; (4) validates creditworthiness through past payment history and other financial date. Sales rebates, discounts and customer returns are not applicable to the oil and gas industry.

  Trade Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are unsecured and are at risk to the extent such amounts become uncollectible. The Company has had the same two major customers for approximately 20 years with no history of non-payment or default. Pursuant to the terms of the crude oil sales contracts, the Company receives payment around the 20th of the month following crude oil shipments. The Company has established a nominal allowance for doubtful accounts due to the Company’s evaluation of its customers past payment history, creditworthiness and other financial data.

  Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 19 years. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Upon retirement or disposition of property, the asset and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is charged to operations. The carrying value of property and equipment is assessed periodically and/or when factors indicating impairment are present. We recognize impairment losses when the expected cash flows are less than the asset’s carrying value, in which case the asset is written down to its estimated fair value. The Company recorded an impairment reserve of $151,243, $237,711 and $751,263 at December 31, 2013, 2012 and 2011, respectively (see Note 6).

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Level 3 - Unobservable inputs which are supported by little or no market activity. Included in this category is the Company’s valuation of its asset retirement obligation liability. The obligation increased $37,477 during the year ended December 31, 2013, as a result of normal accretion. This was offset by a decrease in the obligation of $59,476 due to the sale of the Chico-Martinez lease.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with this guidance, we measure our cash equivalents and short-term investments at fair value. Our cash equivalents and short term investments are classified within Level 1. Cash equivalents and short term investments are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2013, cash equivalents and short term investments consisted of certificates of deposit measured at fair value on a recurring basis. Fair values of our certificates of deposit were $3,678,639, of which $406,110 was included in cash equivalents, $2,140,822 was included in short-term investments and $1,131,707 was included in long-term investments at December 31, 2013. Fair values of our certificates of deposit were $3,642,944, of which $405,709 was included in cash equivalents, $2,135,709 was included in short-term investments and $1,101,526 was included in long-term investments at December 31, 2012.

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

	At and for the period ended December 31, 2013:
	Total	Level 1	Level 2	Level 3	Total Valuation
Oil and gas properties and equipment	$674,600	$—	$—	$523,400	$(151,200)

In the year ended December 31, 2013 certain oil and gas properties and equipment held and used with a carrying amount of $674,600 were written down to their fair value of $523,400, resulting in a valuation charge of $151,200, which was included in earnings for this period.  The fair value of these long-lived assets held and used was calculated based upon discounted cash flow projections.  These projections incorporate management’s assumptions about future cash flows based upon past experience and future expectations.  The expected cash flows are then discounted using a discount rate that the Company believes is commensurate with the risks involved.

	At and for the period ended December 31, 2012:
	Total	Level 1	Level 2	Level 3	Total Valuation
Oil and gas properties and equipment	$1,019,100	$—	$—	$781,400	$(237,700)

In the year ended December 31, 2012 certain oil and gas properties and equipment held and used with a carrying amount of $1,019,100 were written down to their fair value of $781,400, resulting in a valuation charge of $237,700, which was included in earnings for this period.  The fair value of these long-lived assets held and used was calculated based upon discounted cash flow projections.  These projections incorporate management’s assumptions about future cash flows based upon past experience and future expectations.  The expected cash flows are then discounted using a discount rate that the Company believes is commensurate with the risks involved.

3. Long-Term Debt and Line of Credit

At December 31, 2013, the Company had an unsecured line of credit with a bank, under which the Company may borrow up to $500,000 through May 31, 2014. Interest on any borrowing is accrued at the bank's index rate plus 0.50 percentage points. The bank's index rate was 4.75% at December 31, 2013. As of December 31, 2013, the Company did not have any outstanding balance on its unsecured line of credit.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Income Taxes

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2013	2012	2011
Federal income taxes:

Current	$78,226	$69,700	$174,403
Deferred	(228,800)	122,850	(70,350)
	(150,574)	192,550	104,053
State income taxes:

Current	13,629	12,221	28,800
Deferred	(56,700)	35,050	(20,150)
	(43,071)	47,271	8,650

Income tax expense (benefit)	$(193,645)	$239,821	$112,703

Differences exist between certain accounting policies and related provisions included in federal income tax rules. The amounts by which these differences and other factors cause the total income tax provision to differ from an amount computed by applying the federal statutory income tax rate to financial income is set forth in the following reconciliation:

	Year Ended December 31,
	2013	2012	2011
Federal income tax expense (benefit) at statutory rate	$(13,942)	$351,395	$410,686
Statutory depletion	(147,845)	(143,291)	(320,627)
Prior period tax changes	(2,443)	(8,000)	0
State income taxes	13,629	12,221	28,800
Other	(43,044)	27,496	(6,156)

Income tax expense (benefit)	$(193,645)	$239,821	$112,703

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

The components of net deferred tax asset (liability) are as follows:

	Year Ended December 31,
	2013	2012	2011
Current deferred taxes:

Gross assets	$711,800	$264,400	$262,500
Gross liabilities	0	0	0
	711,800	264,400	262,500
Noncurrent deferred taxes:

Gross assets	2,178,600	2,340,500	2,500,300
Gross liabilities	0	0	0
Valuation allowance	(1,718,700)	(1,718,700)	(1,718,700)
	459,900	621,800	781,600

	$1,171,700	$886,200	$1,044,100

The tax effect of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2013	2012	2011
Accounts receivable	$1,600	$1,600	$1,600
Asset retirement obligations	520,200	519,800	500,100
Statutory depletion carryover	1,718,700	1,718,700	1,718,700
Accrued liabilities	710,200	262,800	260,900

Total deferred tax assets	2,950,700	2,502,900	2,481,300

Property and equipment	(60,300)	102,000	281,500
Valuation allowance	(1,718,700)	(1,718,700)	(1,718,700)
	$1,171,700	$886,200	$1,044,100

At December 31, 2013, a valuation allowance has been provided against the statutory depletion carryover due to the uncertainty of its future utilization.

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

At December 31, 2013, the Company has, for Federal income tax purposes, a statutory depletion carryover of approximately $4,095,000, which currently has no expiration date.

5. Related-Party Transactions

Effective January 1, 1990, John H. Alexander, a former officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company’s oil and gas leases (the “Santa Fe Energy lease”) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $131,000, $222,500 and $226,200 in 2013, 2012 and 2011, respectively.

As a director, Mr. Alexander had abstained from voting on any of the above matters that have been brought before the Board of Directors, involving the Santa Fe lease. See Note 12 for discussion of severance awards entered into with Mr. Alexander.

6. Fourth Quarter Results (Unaudited)

During the fourth quarter of 2013, the Company made adjustments to the carrying value of some of its oil and gas properties. The Company recorded a valuation allowance in the amount of $151,243 at December 31, 2013 to reflect the change in the projected future discounted net cash flows for this property, as the result of the analysis of the Company’s oil and gas reserves by independent consultants. The Company also reduced depletion of its oil and gas properties by $34,834 as a result of the analysis of the Company’s oil and gas reserves by independent consultants at December 31, 2013.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2012, the Company made adjustments to the carrying value of some of its oil and gas properties. The Company recorded a valuation allowance in the amount of $237,711 at December 31, 2012 to reflect the change in the projected future discounted net cash flows for this property, as the result of the analysis of the Company’s oil and gas reserves by independent consultants. The Company also reduced depletion of its oil and gas properties by $39,414 as a result of the analysis of the Company’s oil and gas reserves by independent consultants at December 31, 2012.

During the fourth quarter of 2011, the Company made adjustments to the carrying value of one of its oil and gas properties. The Company recorded a valuation allowance in the amount of $23,879 at December 31, 2010 to reflect the change in the projected future discounted net cash flows for this property, as the result of the analysis of the Company’s oil and gas reserves by independent consultants.

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

The Company is subject to potential litigation within the normal course of business. In management’s opinion, the resolution of such litigation would not have a material adverse effect upon the Company’s financial position or the results of its operations. The Company did not have any pending litigation at December 31, 2013.

The Company has been notified by the United States Environmental Protection Agency (“EPA”) of a final settlement offer to settle its potential liability as a generator of waste containing hazardous substances that were disposed of at a waste disposal site in Santa Barbara County. The Company has responded to the EPA by indicating that the waste contained petroleum products that fall within the exception to the definition of hazardous substances for petroleum-related substances of the pertinent EPA regulations. Management has concluded that under both Federal and State regulations no reasonable basis exists for any valid claim against the Company. As such, the likelihood of any liability is deemed remote.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2012, pursuant to requirements of the California Department of Oil and Gas (“CA DOG”) the Company conducted a testing program on all of its crude oil storage tanks. The testing required the Company to empty each tank and measure for the thickness of the metal. The testing is almost complete and the results were favorable. The testing process disrupted crude oil production during the fourth quarter leading to lower revenues during the fourth quarter of 2012 and the first quarter of 2013.

8. Defined Contribution Plan

The Company has a defined contribution plan (Simple IRA) available to all employees meeting certain service requirements. Employees may contribute up to a maximum of $6,000 of their compensation to the plan. The Company will make a contribution to the plan in an amount equal to the employee’s contributions up to 3% of their salaries. Contributions of $12,641, $12,646 and $11,549 were made during the years ended December 31, 2013, 2012 and 2011, respectively.

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

There are no legally restricted assets for the settlement of asset retirement obligations. The Company has recognized deferred tax benefits of approximately $520,200 for the asset retirement obligations as of December 31, 2013.

A reconciliation of the Company’s asset retirement obligations from the periods presented, are as follows:

	December 31,
	2013	2012	2011

Beginning balance	$1,327,861	$1,278,889	$1,235,193
Incurred during the period	0	(14,105)	(13,397)
Additions for new wells	0	25,092	11,779
Deletions for wells sold	(59,476)	0	0
Accretion expense	37,477	37,985	45,314
Ending balance	$1,305,862	$1,327,861	$1,278,889

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

10. Share Based Compensation

Stock-Option Plan

The Company has issued stock options as compensation for members of the Board of Directors under the Pyramid Oil Company 2006 Equity Incentive Plan (the “2006 Plan”). These options vested immediately and are exercisable for a five-year period from the date of the grant.

The following is a summary of the Company’s stock option activity.

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2011	10,000	$5.40	0	$0
Granted	0	0		0
Exercised	0	0		0
Forfeited	0	0		0
Outstanding at December 31, 2012	10,000	$5.40	3.42	$0
Granted	100,000	5.16		0
Exercised	0	0		0
Forfeited	(5,000)	5.40		0
Outstanding at December 31, 2013	105,000	$5.17	4.66	$0

Exercisable at December 31, 2013	105,000	$5.17	4.66	$0

As of December 31, 2013, there were no unvested stock options or unrecognized stock option expense. The weighted average grant date fair value of options issued and vested during 2013 was $1.64 per option.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$5.40	5,000	2.42	$5.40	5,000	$5.40
$5.16	100,000	4.77	$5.16	100,000	$5.16
	105,000			105,000

Warrants

During the year ended December 31, 2012, warrant holders exercised 15,000 outstanding warrants under a cash-less exercise provision in the warrant agreements. This resulted in 4,232 shares of common stock being issued to the warrant holders. There were no remaining warrants outstanding as of December 31, 2013 or 2012.

11. Incentive and Retention Plan

On January 9, 2007, the Company’s Board of Directors adopted an Incentive and Retention Plan (the “Incentive Plan”) pursuant to which the Company’s officers and other employees selected by the Company’s Compensation Committee are entitled to receive payments if they are employed by the Company as of the date of a Corporate Transaction (as such term is defined in the Incentive Plan). A Corporate Transaction includes certain mergers involving the Company, sales of Company assets, and other changes in the control of the Company, as specified in the Incentive and Retention Plan. In general, the amount that is payable to each plan participant will equal the number of plan units that have been granted to him or her, multiplied by the increase in the value of the Company between January 9, 2007 and the date of a Corporate Transaction. There has been no Corporate Transaction since the adoption of the Incentive and Retention Plan. No employees have been selected by the Compensation Committee to receive payments under the Incentive Plan.

12. Registration Statement on Form S-3

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) on November 5, 2013, that became effective on November 21, 2013. The registration statement is designed to provide the Company the flexibility to offer and sell from time to time up to $30 million of the Company’s common stock. The Company may offer and sell such securities through one or more methods of distribution, subject to market conditions and the Company’s capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of the offering. The Company has not filed any supplemental prospectus with the SEC or sold any common stock under this registration statement.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

13. Change in Directors of the Company

On September 30, 2013, John H. Alexander resigned as the President and Chief Executive Officer, and as a director, of the Company, and John E. Turco resigned as a director of the Company. Michael D. Herman, currently the Chairman of the Board of Directors of the Company, was appointed as the Interim President and Chief Executive Officer of the Company.

Mr. Herman served as Pyramid's Chairman of the Board of Directors since 2005. Following his purchases of Pyramid common stock from Messrs. Alexander and Turco, Mr. Herman owns approximately 39.5% of the outstanding common stock of Pyramid (not including the 100,000 shares that Mr. Herman will acquire in April 2014).

As part of this Board of Directors and management transition, Mr. Herman purchased 243,579 shares of Pyramid common stock from Mr. Turco at a purchase price of $6.00 per share. In addition, Mr. Herman purchased 95,592 shares of Pyramid common stock from Mr. Alexander at a purchase price $6.00 per share, and will purchase an additional 100,000 of Mr. Alexander's shares by April 5, 2014, at the same price.

On October 8, 2013, the Board of Directors appointed Rick D. Kasch to the Company’s Board of Directors to fill the vacancy created by the resignation of Mr. Turco. Mr. Kasch serves as President of ENSERVCO Corporation, which is a publicly traded energy services company based in Denver, Colorado. Pyramid’s Chairman of the Board of Directors and Interim President and Chief Executive Officer, Michael D. Herman, serves as the Chairman of the Board of Directors and Chief Executive Officer of ENSERVCO Corporation.

14. Settlement Agreement

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

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

In connection with Mr. Alexander’s resignation, Mr. Alexander and the Company entered into a Settlement Agreement and General Release of Claims, dated as of September 30, 2013 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, among other things:

•	Mr. Alexander’s existing employment agreement terminated effective as of September 30, 2013;

•	The Company agreed to pay an aggregate amount of $967,329 to Mr. Alexander in satisfaction of amounts that are owed to Mr. Alexander under his employment agreement, with such amount to be paid in three equal installments of $322,443 each, on April 5, 2014, January 5, 2015, and January 5, 2016. These amounts are included in restricted cash and deferred compensation liability;

•	The Company agreed to secure these payments owed to Mr. Alexander in a “rabbi trust” pursuant to a Trust Agreement, dated as of October 1, 2013 between the Company and Gilbert Ansolabehere, as trustee (the “Trust Agreement”);

•	Mr. Alexander agreed to resign as a director and officer of the Company;

•	The Company and Mr. Alexander entered into a Consulting Agreement, dated as of October 1, 2013 (the “Consulting Agreement”), pursuant to which Mr. Alexander will serve as a consultant to the Company on a part-time basis through September 30, 2014 for a fee of $10,000 per month;

•	The Company and Mr. Alexander waived known and unknown claims against each other;

•	Mr. Herman agreed to purchase shares of the Company’s common stock held by Messrs. Alexander and Turco, see Footnote 14; and

•	The Company and Mr. Alexander entered into an Indemnity Agreement, dated as of September 30, 2013 (the “Indemnity Agreement”), pursuant to which the Company agreed to indemnify Mr. Alexander against certain claims, losses, costs and expenses that may result in the future from lawsuits and other proceedings in connection with his service as a director and an officer of the Company.

On March 18, 2014, the trust agreement, “Rabbi Trust dated October 1, 2013, ” noted above was terminated by agreement of the Company, Mr. Alexander and the trustee and the funds were disbursed.

15. Subsequent Events

The Company evaluated subsequent events after the balance sheet date of December 31, 2013 through March 31, 2014.

On February 6, 2014, the Company and privately held Yuma Energy, Inc. (“Yuma”) announced they had entered into a definitive merger agreement for an all-stock transaction. Upon completion of the transaction, which is subject to the approval of shareholders of both companies, the Company will change its name to “Yuma Energy, Inc.,” and relocate its headquarters to Houston, Texas, while maintaining offices in Bakersfield, California, to oversee its California operations.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

Under the terms of the merger agreement, the Company will reincorporate in Delaware and the Delaware successor corporation will issue an aggregate of approximately 66 million shares of its common stock to Yuma shareholders, resulting in former Yuma shareholders owning approximately 93% of the post-merger company. Upon closing, there will be an aggregate of approximately 71 million shares of common stock outstanding. The transaction is expected to qualify as a tax-deferred reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

The merger agreement is subject to the approval of the shareholders of both companies, as well as other customary approvals, including authorization to list the newly issued shares on the NYSE MKT. The companies anticipate completing the transaction in mid-2014.

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

FASB ASC Topic 932, Extraction Activities - Oil and Gas, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas. This information, presented here, is intended to enable the reader to better evaluate the operations of the Company. All of the Company’s oil and gas reserves are located in the United States.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Proved properties	$19,704,600	$19,828,900	$18,946,000
Unproved properties being amortized	178,600	178,600	178,600
Unproved properties not being amortized	0	0	0
Capitalized asset retirement costs	412,612	425,978	401,200
Accumulated depletion, depreciation, amortization and valuation allowances	(18,214,400)	(17,912,400)	(17,132,100)
	$2,081,412	$2,521,078	$2,393,700

The estimated quantities and the change in proved reserves, both developed and undeveloped, for the Company are as follows:

	2013		2012		2011
	Oil	Gas	Oil	Gas	Oil	Gas
	(Mbbls)	(MMCF)	(Mbbls)	(MMCF)	(Mbbls)	(MMCF)

Proved developed and undeveloped reserves:
Beginning of year	482	0	546	42	538	44
Revisions of previous estimates	10	20	(19)	(36)	63	7
Extensions, discoveries and other additions	0	0	0	0	0	0
Production	(43)	(6)	(45)	(6)	(55)	(9)
End of year	449	14	482	0	546	42

Proved developed reserves:
Beginning of year	482	0	474	42	433	35
End of year	449	14	482	0	474	42

Proved undeveloped reserves:
Beginning of year	0	0	71	0	105	8
End of year	0	0	0	0	71	0

The foregoing estimates have been prepared by the Company from data prepared by an independent petroleum engineer in respect to certain producing properties. Revisions in previous estimates as set forth above can result from analysis of new information, as well as from additional production experience or from a change in economic factors. The primary factor that has impacted the revisions of previous estimates of crude oil and natural gas reserves noted above is from a change in crude oil and natural gas prices used to determine the valuation of year-end reserves. Higher crude oil and natural gas prices cause certain oil and gas leases to become more profitable, thus generating additional reserves. Net average crude oil sales prices (average crude oil sales prices net of operating costs, production taxes and development costs) used to value the year-end reserves decreased by approximately $0.63 per barrel at December 31, 2013, decreased by approximately $6.50 per barrel at December 31, 2012 and increased by approximately $18.00 per barrel at December 31, 2011.

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

The present value of estimated future net revenues of proved developed and undeveloped reserves, discounted at 10%, were as follows:

	December 31,
	2013	2012	2011
Proved developed and
undeveloped reserves
(Present value before income taxes)	$13,135,000	$13,712,000	$18,439,000

FASB ASC Topic 932, Extraction Activities - Oil and Gas, requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

In addition to the foregoing disclosures, FASB ASC Topic 932, Extraction Activities - Oil and Gas established a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves”.

Costs incurred, both capitalized and expensed, of oil and gas property acquisition, exploration and development for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Property acquisition costs	$0	$50,000	$700
Exploration costs – expensed	0	0	0
Development costs	103,000	857,900	1,022,300
Asset retirement costs	0	24,700	11,800

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

The results of operations for oil and gas producing activities for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Sales	$4,392,000	$4,995,000	$5,688,000
Production costs	2,109,000	2,103,000	1,920,000
Exploration costs	0	0	0
Accretion expense	115,000	38,000	45,000
Depletion, depreciation, amortization and valuation allowance	658,000	887,000	1,486,000
	1,510,000	1,967,000	2,237,000
Income tax (benefit) provision	(246,000)	240,000	113,000
Results of operations from production activities	$1,756,000	$1,727,000	$2,124,000

The standardized measure of discounted estimated future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Future cash inflows	$46,428,000	$51,004,000	$58,216,000
Future development and production costs	23,136,000	25,941,000	24,445,000
Future abandonment costs	1,442,000	1,328,000	1,279,000
Future income tax expense	5,100,000	5,238,000	7,987,000
Future net cash flow	16,750,000	18,497,000	24,505,000
10% annual discount	6,701,000	7,771,000	9,392,000
Standardized measure of discounted future net cash flow	$10,049,000	$10,726,000	$15,113,000

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

The principal changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Extensions	$0	$0	$0
Revisions of previous estimates
Price changes	(357,000)	(2,155,000)	7,026,000
Quantity estimates	411,000	(894,000)	1,901,000
Change in production rates, timing and other	143,000	(1,642,000)	(1,157,000)
Development costs incurred	103,000	858,000	1,023,000
Changes in estimated future development costs	0	(1,281,000)	315,000
Estimated future abandonment costs	(90,000)	(6,000)	8,000
Sales of oil and gas, net of production costs	(2,283,000)	(2,892,000)	(3,768,000)
Accretion of discount	1,450,000	1,922,000	1,386,000
	(623,000)	(6,090,000)	6,734,000
Net change in income taxes	54,000	(1,703,000)	1,778,000
Net (decrease) increase	$(677,000)	$(4,387,000)	$4,956,000

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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Because of the unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes being largely influenced and controlled by United States and foreign governmental actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not represent management's assessment of future profitability or future actual cash flows of the Company. It should be recognized that applying current costs and prices and a ten percent standard discount rate allows for comparability but does not convey absolute value. The discounted amounts arrived at are only one measure of financial quantification of proved reserves.

The standardized measure of discounted future cash flows before income taxes decreased by $623,000 at December 31, 2013. The increase in income taxes decreased discounted future cash flows by $54,000 for a total decrease in future cash flows of $677,000 after income taxes as of December 31, 2013. Future cash flows decreased due primarily to sales of oil and gas, net of production costs. This was offset by accretion of discount and revisions of quantity estimates.

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

OIL AND GAS PRODUCING ACTIVITIES

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

PYRAMID OIL COMPANY

SUPPLEMENTAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS

	2013	2012
REVENUES:
Quarter Ended:
March 31	$1,007,803	$1,369,058
June 30	1,154,409	1,340,314
September 30	1,138,438	1,198,420
December 31 (a)	1,900,650	1,087,535
	$5,201,300	$4,995,327

NET INCOME (LOSS):
Quarter Ended:
March 31	$112,687	$372,096
June 30	130,071	288,571
September 30 (b)	(533,781)	207,896
December 31 (a) (c) (d)	448,292	(91,018)
	$157,269	$777,545

INCOME (LOSS) PER COMMON SHARE:
Quarter Ended:
March 31	$0.02	$0.08
June 30	0.03	0.06
September 30 (b)	(0.11)	0.04
December 31 (a) (c) (d)	0.09	(0.01)
	$0.03	$0.17

(a) Reflects gain on sale of fixed assets of $809,476 for the sale of one of the Company’s oil and gas properties recorded in the fourth quarter of 2013.

(b) Reflects deferred compensation of $1,040,764, see Item 8. Financial Statements and Supplementary Data - Note 14, “Settlement Agreement”.

(c) Reflects a valuation allowance of $151,243 recorded in the fourth quarter of 2013 for the write-down of certain oil and gas properties.

(d) Reflects a valuation allowance of $237,711 recorded in the fourth quarter of 2012 for the write-down of certain oil and gas properties.

PYRAMID OIL COMPANY

CORPORATE INFORMATION

Board of Directors	Michael D. Herman, President and Chairman of the Board
Rick D. Kasch, President of ENSERVCO
Gary L. Ronning, former Executive Vice President, Western Region of Prime Natural Resources, Inc.

Officers	Michael D. Herman, President
Lee G. Christianson, Chief Financial Officer, Secretary and Treasurer

Independent Auditor	SingerLewak LLP - Los Angeles, California

Transfer Agent	Computershare Investor Services
and Registrar	250 Royall Street
Canton, MA 02021
800-962-4284

Corporate Offices	2008-21st Street
Bakersfield, California 93301

District Offices	Bakersfield, California

Legal Counsel	TroyGould PC - Los Angeles, California

Investor Information	Availability of Form 10-K: The Annual Report of
Pyramid Oil Company on Form 10-K, as filed with the
Securities and Exchange Commission, is available to any
stockholder upon request without charge. Please
address all such requests to:

Corporate Secretary
Pyramid Oil Company
P.O. Box 832
Bakersfield, California 93302

COMMON STOCK: The Company’s common stock is traded on the NYSE MKT using the symbol PDO.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of the Company’s internal control over financial reporting, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company as of March 28, 2014, are as follows:

Name	Age	Positions with the Company
Michael D. Herman	56	Chairman of the Board of Directors, Interim President and Chief Executive Officer
Rick D. Kasch	63	Director
Gary L. Ronning	71	Director

Directors are elected at each annual meeting of shareholders.

MICHAEL D. HERMAN

Mr. Herman has been Chairman of the Company’s Board of Directors since July 2005 and its largest shareholder since July 2005. Mr. Herman has served as the Company’s Interim President and Chief Executive Officer since September 30, 2013. Mr. Herman is also the Chairman and CEO of Enservco Corporation, (NYSE MKT: ENSV). Enservco provides various energy-related services such as frac heating, acidizing, hot oiling, water hauling and disposal for customers in several basins in the continental United States. Mr. Herman was the Chairman and owner of Pasadena, California based Key Food Ingredients, Inc. from January 1, 2005 until October, 2007. Key Food Ingredients supplies dehydrated vegetables from its factory in Qingdao, China to customers worldwide. Mr. Herman was Chairman and owner of Telematrix, Inc. from October 1992 until December 1998, when that company was sold to a major hospitality company, and he repurchased a majority ownership interest in December 2004 and held that majority ownership interest until April 2006. Telematrix, Inc. designs and distributes communications products and telephones to hospitality and business customers globally.

Mr. Herman has been active in the oil and gas producing and servicing business since the mid-1980’s. His broad experience in the oil and gas industry and diverse business experience outside the oil and gas industry are valuable resources to our Board in formulating business strategy, addressing business opportunities and resolving operational issues that arise from time to time.

Rick D. Kasch

Mr. Kasch was appointed to the Company’s Board of Directors on October 8, 2013. Since July 2012, until his appointment as President in April 2013, Mr. Kasch served as Chief Financial Officer of Enservco Corporation, (NYSE MKT: ENSV). On July 25, 2012 Mr. Kasch was elected to the Board of Directors of Enservco Corporation. Mr. Kasch served as the principal financial officer of the Enservco Corporation’s predecessor (Enservco LLC) since its inception in May 2007. Mr. Kasch also served as the principal financial officer, Secretary and Treasurer of Dillco Fluid Services, Inc. since December 2007. Further, he has served as a manager and the principal financial officer for Heat Waves Hot Oil Service LLC since March 2006. Additionally, Mr. Kasch has served as the Chief Financial Officer for various other companies, including software development companies and internet based companies. Mr. Kasch received a BBA - Accounting degree from the University of South Dakota. Mr. Kasch is a CPA but does not hold an active license.

GARY L. RONNING

Mr. Ronning has served as a member of the Company’s Board of Directors since 1998. Mr. Ronning has been Executive Vice President, Western Region of Prime Natural Resources, LLC, since 1999. Mr. Ronning previously worked with Ferguson Energy, an independent oil and gas exploration company beginning in 1967. Mr. Ronning also has had several positions with Ferguson Energy, managing operations and production in several states.

Mr. Ronning has been engaged in all aspects of the oil and gas industry continuously since 1967. Mr. Ronning brings to the Board a range and length of industry experience that is a unique asset.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of its directors, officers and employees. A copy of the code is available at no charge to any person who sends a request for a copy to the Corporate Secretary, Pyramid Oil Company, P.O. Box 832, Bakersfield, California 93302. A copy of the Code is also available on our website at www.pyramidoil.com.

Audit Committee

The members of the Audit Committee are Rick D. Kasch and Gary L. Ronning. The Audit Committee reviews the Company’s financial and accounting organization, financial reporting and the reports of the independent registered public accounting firm and is responsible for the selection and oversight of the independent registered public accounting firm. The Company’s Board of Directors has determined that Mr. Kasch is an “audit committee financial expert” within the meaning of Item 407(d)(5) of the SEC’s Regulation S-K. A copy of the Audit Committee’s charter is available on the Company’s website at www.pyramidoil.com.

Compensation Committee

The members of the Compensation Committee are Mr. Kasch and Mr. Ronning. The Compensation Committee recommends and approves the compensation of the Company’s directors and executive officers, including approving individual executive officer compensation, and reviews and recommends to the Board compensation plans, policies and benefit programs for employees generally. A copy of the Compensation Committee’s charter is available on the Company’s website at www.pyramidoil.com.

Nominating and Governance Committee

The members of the Nominating Committee are Mr. Kasch and Mr. Ronning. The Nominating Committee recommends prospective directors to fill vacancies that may arise from time to time and proposes individuals for election to the Board by the Company’s shareholders. A copy of the Nominating Committee’s charter is available on the Company’s website at www.pyramidoil.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the federal securities laws, the Company’s directors, executive officers, and any person holding more than 10% of the Company’s common stock are required to report their ownership of the Company’s securities and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to report any failures to file by these dates. The Company knows of no instances of persons who have failed to file or have delinquently filed Section 16(a) reports within the most recently completed fiscal year.

Item 11 - Executive Compensation

The following table sets forth the compensation for the 2013 and 2012 fiscal years for the two persons who served as the Company’s Principal Executive Officer during the 2013 fiscal year. No other executive officer had total compensation in excess of $100,000 for the 2013 fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards		All Other Compensation		Total(1)
Michael D. Herman (2)	2013	$-0-	$-0-	$83,207	(5)	$1,600	(2)	$83,207
Interim President and Chief Executive Officer

John H. Alexander (3)	2013	$112,100	$-0-	$-0-		$1,034,119	(4)	$1,146,219
Former President and Chief Executive Officer	2012	$142,800	$-0-	$-0-		$-0-		$142,800

(1)	Perquisites and other personal benefits provided to the CEO were less than $10,000 in the aggregate for each of the 2013 and 2012 fiscal years and, in accordance with applicable SEC regulations, they are not listed in this table.

(2)	Mr. Herman became the Company’s Interim President and CEO on September 30, 2013. However, Mr. Herman does not receive any compensation in his capacity as Interim President and CEO. All compensation that Mr. Herman receives from the Company is received in his capacity as a non-employee director of the Company and is described below under “Compensation of Directors.” As reported under “Compensation of Directors,” Mr. Herman received $1,600 for director’s fees during the 2013 fiscal year.

(3)	Mr. Alexander resigned as President, CEO and as director on September 30, 2013.

(4)	Represents $967,329 that the Company agreed to pay to Mr. Alexander pursuant to a Settlement Agreement and General Release of Claims, dated as of September 30, 2013, in satisfaction of amounts owed to Mr. Alexander under his employment agreement upon the termination of his employment and $30,000 of consulting fees that the Company paid to Mr. Alexander during the 2013 fiscal year following the termination of his employment on September 30, 2013. Note 14 to the Company’s financial statements that are included in Item 8 (Financial Statements and Supplementary Data) of this Annual Report on Form 10-K contains additional information about the agreements that the Company entered into with Mr. Alexander in connection with the termination of Mr. Alexander’s employment. Mr. Alexander also received, pursuant to the Settlement Agreement, a vehicle valued at $30,790 and a golf club membership valued at $6,000.

(5)	The amounts for option awards represent the estimated fair value of stock options at the date of grant. Fair value of the options is determined by the Black-Scholes option pricing model in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used, see Note 10 to our Financial Statements included in Item 8. of this Annual Report on Form 10-K for the year ended December 31, 2013.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2013

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael D. Herman Interim President and Chief Executive Officer	10/8/13	50,000	-0-	-0-	$5.16	10/8/18	-0-	-0-	-0-	-0-

John H. Alexander Former President and Chief Executive Officer	-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

Prior to October 8, 2013, only non-employee directors received payment for service as directors of the Company. Non-employee directors received an annual retainer fee of $2,000, $800 for each Board meeting attended in person, $400 for each telephonic meetings over one hour and $250 for committee meetings not held in conjunction with a board meeting. Each Board meeting was attended by all of the directors in 2013. Effective October 8, 2013, outside directors’ compensation was $30,000 per year, payable quarterly, with no fees payable for attending Board meetings.

Effective October 8, 2013, the Board approved a one-time grant of 5-year options to purchase 25,000 shares of Pyramid common stock for each of Mr. Kasch and Mr. Ronning. The Board also approved a grant of 5-year options to purchase 50,000 shares of Pyramid common stock for Mr. Herman in his capacity as Chairman of the Board of Directors. These options are immediately vested and do not have a cashless exercise provision. The options must be exercised within ninety days after the director leaves office. The options have an exercise price of $5.16 per share, which equals the closing price of the Company’s common stock as of October 8, 2013.

The following table sets forth information concerning the compensation paid to non-employee directors during 2013 for their services as directors.

Name	Fees Earned or Paid In Cash	Option Awards(1)	All Other Compensation	Total
Michael D. Herman (2)	$1,600	$82,207	$-0-	$83,807
Rick D. Kasch	$7,500	$41,103	$-0-	$48,603
Gary L. Ronning	$11,100	$41,103	$-0-	$52,203
John E. Turco (3)	$3,600	$-0-	$-0-	$3,600
John H. Alexander (4)	—	—	—	—

(1)	Represents the aggregate grant date fair value of the stock options awarded to the director, calculated in accordance with FASB ASC Topic 718, and does not take into account any estimated forfeitures. For information regarding the valuation assumptions used with respect to the option grants, see Note 10 to our financial statements in Item 8 of this Annual Report on Form 10-K. The amounts shown above do not necessarily correspond to the actual values that will be recognized by each director from the awards.

(2)	Pursuant to applicable rules of the SEC, the compensation that Mr. Herman, our Interim President and Chief Executive Officer, received in his capacity as a director is also reported by us above in the Summary Compensation Table.

(3)	Mr. Turco resigned as a Director effective September 30, 2013.
(4)	Mr. Alexander resigned as a Director effective September 30, 2013 and did not receive any compensation for his service on our board of directors.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 28, 2014, with respect to beneficial ownership of the Company’s common stock by each person known by the Company to own more than 5% of the Company's outstanding stock, each of the Company’s directors, by each current or former executive officer named above in the Summary Compensation Table and by all current directors and executive officers as a group. The number of shares owned are those “beneficially owned,” as determined under rules of the SEC. The information disclosed below is not necessarily indicative of beneficial ownership for any other purpose. Beneficial ownership as described below includes any shares of common stock as to which the person named below has sole or shared voting power or investment power pursuant to a discretionary account or similar arrangement. Unless otherwise stated, the address of each shareholder is c/o Pyramid Oil Company, 2008 21st Street, P.O. Box 832, Bakersfield, California 93302.

Name and Title (1)	Shares Owned (2)	Percentage of Outstanding Common Stock (3)
Michael D. Herman, Director President and Chief Executive Officer (4)	2,102,580	43.5%
Rick D. Kasch, Director (5)	35,548	*
Gary L. Ronning, Director (6)	30,125	*
John H. Alexander, Former President, Former Chief Executive Officer and Former Director (7)	100,000	*
Barry Honig (8)	324,814	6.8%
Michael Brauser (9)	417,760	8.7%
Directors and Executive Officers as a Group (3 Persons)	2,168,253	44.3%

*	Less than 1%

(1)	The title listed refers to the individual’s position with the Company.

(2)	Amounts reported by each director do not include shares held in the name of his spouse, adult children and other relatives because the director does not have sole or shared voting or investment control over the shares, and each director disclaims beneficial ownership of such shares.

(3)	Ownership percentages are based on 4,688,085 shares of common stock outstanding at December 31, 2013 plus the 100,000 shares of common stock issuable to Mr. Alexander pursuant to his settlement agreement. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the securities shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(4)	Includes 50,000 shares that are subject to a currently exercisable option and 100,000 shares that Mr. Herman has agreed to acquire from Mr. Alexander on April 5, 2014 (which shares the Company has not yet issued to Mr. Alexander).

(5)	Includes 25,000 shares that are subject to a currently exercisable option.

(6)	Includes 30,000 shares that are subject to currently exercisable options.

(7)	Mr. Alexander has agreed to sell his 100,000 shares to Mr. Herman on April 5, 2014. Mr. Alexander’s address is 17431 Havenridge Drive, Bakersfield, California 93314.

(8)	Mr. Honig’s address is 555 South Federal Highway, #450, Boca Raton, Florida 33432.

(9)	Includes 16,832 shares held by Grander Holdings, Inc. 401(k) Profit Sharing Plan, which shares are deemed to be indirectly owned and controlled by Michael Brauser, its Trustee, and 215,865 shares held jointly by Mr. Brauser with his wife. Mr. Brauser’s address is 440 Biscayne Blvd., Suite 850, Miami, Florida 33137.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	105,000	$5.17	184,643
Equity compensation plans not approved by security holders	0	-	—
Total	105,000	$5.17	184,643

The equity compensation plan approved by our stockholders is the 2006 Equity Incentive Plan of Pyramid Oil Company. As of December 31, 2013, the Company had not adopted, without the approval of its shareholders, any equity compensation plan under which our securities are authorized for issuance.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Effective January 1, 1990, John H. Alexander, a former officer and director of the Company participated with a group of investors that acquired the mineral and fee interest on one of the Company’s oil and gas leases (“Santa Fe Energy lease”) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Royalties on oil and gas production from this property paid to the investor group approximated $131,000 in 2013, $222,500 in 2012 and $226,200 in 2011.

While he was a director, Mr. Alexander abstained from voting on any of the above matters that were brought before the Board of Directors involving the Santa Fe Energy lease.

As described in Note 14 to the Company’s financial statements that are included in Item 8 (Financial Statements and Supplementary Data) of this Annual Report on Form 10-K, on September 30, 2013, the Company and Mr. Alexander entered into several agreements in connection with the resignation of Mr. Alexander as the Company’s President and Chief Executive Officer and as a director of the Company. Note 14 is incorporated by reference into this Item 13.

The Company’s Board of Directors has determined that directors Rick D. Kasch and Gary L. Ronning are each “independent” under the independence standards that are set forth in Sections 803.A(2), 803.B(2) and 805(c)(1) of the NYSE MKT LLC Company Guide.

Item 14 - Principal Accounting Fees and Services

The following table shows the fees billed to the Company by SingerLewak LLP for the audit and other services rendered by SingerLewak LLP during fiscal 2012 and 2013.

	2013	2012
Audit Fees (1)	$154,000	$130,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)           Audit fees represent fees for professional services provided to the Company in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

All audit-related services and other services rendered by SingerLewak LLP were pre-approved by the Audit Committee. The Audit Committee has a pre-approval policy that requires the pre-approval by the Audit Committee of all services performed for the Company by SingerLewak LLP.

Item 15 - Exhibits and Financial Statement Schedules

2.1	Agreement and Plan of Merger and Reorganization dated as of February 6, 2014, by and among Pyramid Oil Company, Yuma Energy, Inc., Pyramid Delaware Merger Subsidiary, Inc., and Pyramid Merger Subsidiary, Inc. (previously filed by the registrant on February 6, 2014 as Exhibit 2.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference).

3.1	Restated Articles of Incorporation of Pyramid Oil Company (previously filed by the registrant on August 13, 2010 as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Pyramid Oil Company (previously filed by the registrant on November 21, 2013 as Exhibit 4.2 to the registrant’s registration statement on Form S-3, and incorporated herein by reference).

10.1	Employment Agreement of John H. Alexander, dated February 21, 2002 (previously filed by the registrant on March 29, 2002 as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-QSB, and incorporated herein by reference).

10.2	Severance Award Agreement of John H. Alexander, dated January 9, 2007 (previously filed by the registrant on January 16, 2007 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.3	Severance Award Agreement of John H. Alexander, dated December 30, 2008 (previously filed by the registrant on January 6, 2008 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.4	Severance Award Agreement of John H. Alexander, dated June 4, 2009 (previously filed by the registrant on March 30, 2011 as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K, and incorporated herein by reference).

10.5	Severance Award Agreement of John H. Alexander, dated September 21, 2010 (previously filed by the registrant on November 12, 2010 as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, and incorporated herein by reference).

10.6	Settlement Agreement and General Release of All Claims, dated as of September 30, 2013, between Pyramid Oil Company and John H. Alexander (previously filed by the registrant on October 4, 2013 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.7	Trust Agreement, dated as of October 1, 2013, between Pyramid Oil Company and Gilbert Ansolabehere, as trustee (previously filed by the registrant on October 4, 2013 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.8	Consulting Agreement, dated as of October 1, 2013, between Pyramid Oil Company and John H. Alexander (previously filed by the registrant on October 4, 2013 as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.9	Indemnity Agreement, dated as of September 30, 2013, between Pyramid Oil Company and John H. Alexander (previously filed by the registrant on October 4, 2013 as Exhibit 10.4 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.10	Indemnity Agreement, dated as of January 2014, between Pyramid Oil Company and Gary L. Ronning.

10.11	Indemnity Agreement, dated as of January 2014, between Pyramid Oil Company and Michael D. Herman.

10.12	Indemnity Agreement, dated as of January 2014, between Pyramid Oil Company and Rick D. Kasch.

10.13	2006 Equity Incentive Plan of Pyramid Oil Company (previously filed by the registrant on July 21, 2011 as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, and incorporated herein by reference)

23.1	Consent of SingerLewak LLP.

23.2	Consent of MHA Petroleum Consultants, LLC.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report dated February 12, 2014 of MHA Petroleum Consultants, LLC, independent petroleum engineers.

101.0	The following financial information from the Annual Report on Form 10-K of Pyramid Oil Company for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2013 and December 31, 2012; (2) Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (3) Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (4) Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (5) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PYRAMID OIL COMPANY

March 31, 2014	By:	/s/ MICHAEL D. HERMAN
Name: Michael D. Herman
Title: Interim Chief Executive Officer and President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. HERMAN	Chairman of the Board, Interim Chief
Michael D. Herman	Executive Officer and President, and	March 31, 2014
Principal Executive Officer

/s/ RICK D. KASCH	Director	March 31, 2014
Rick D. Kash

/s/ GARY L. RONNING	Director	March 31, 2014
Gary L. Ronning

/s/ LEE G. CHRISTIANSON	Corporate Secretary, Principal Accounting
Lee G. Christianson	Officer, Chief Financial Officer and	March 31, 2014
Principal Financial Officer

