Form 10-Q
period 2014-03-31
PYRAMID OIL CO
filed 2014-05-15
CIK 81318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at May 15, 2014)
Common Stock Without Par Value	4,688,085

PYRAMID OIL COMPANY

FORM 10-Q

March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$4,555,645	$4,404,246
Restricted cash	0	967,329
Short-term investments	2,141,887	2,140,822
Trade accounts receivable (net of reserve for doubtful accounts of $4,000 in 2014 and 2013)	448,168	484,468
Income taxes receivable	537,400	12,400
Crude oil inventory	74,607	102,334
Prepaid expenses and other assets	201,925	249,030
Deferred Income taxes	281,700	711,800

TOTAL CURRENT ASSETS	8,241,332	9,072,429

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful efforts method)	19,883,190	19,883,190
Capitalized asset retirement costs	412,612	412,612
Drilling and operating equipment	2,058,744	2,058,744
Land, buildings and improvements	1,098,918	1,098,918
Automotive, office and other property and equipment	1,136,566	1,136,566
	24,590,030	24,590,030
Less - accumulated depletion, depreciation, amortization and valuation allowances	(21,439,883)	(21,335,914)
TOTAL PROPERTY AND EQUIPMENT	3,150,147	3,254,116

INVESTMENTS AND OTHER ASSETS
Long-term investments	1,139,149	1,131,707
Deferred income taxes	413,500	459,900
Deposits	250,000	250,000
Other assets	11,380	11,380
TOTAL INVESTMENTS AND OTHER ASSETS	1,814,029	1,852,987

TOTAL ASSETS	$13,205,508	$14,179,532

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$351,836	$290,930
Accrued professional fees	26,893	140,711
Accrued taxes, other than income taxes	54,444	54,444
Accrued payroll and related costs	56,010	40,932
Accrued royalties payable	227,457	226,502
Accrued insurance	69,838	113,480
Liability for deferred compensation	282,314	1,026,655

TOTAL CURRENT LIABILITIES	1,068,792	1,893,654

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,315,279	1,305,862

TOTAL LIABILITIES	2,384,071	3,199,516

CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value
Authorized - 10,000,000 shares Issued and outstanding - none	0	0
Common stock, no par value Authorized - 50,000,000 shares Issued and outstanding - 4,688,085 shares	1,847,384	1,847,384
Retained earnings	8,974,053	9,132,632
TOTAL SHAREHOLDERS’ EQUITY	10,821,437	10,980,016

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,205,508	$14,179,532

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Oil and gas sales	$1,043,599	$1,007,803

COSTS AND EXPENSES:
Operating expenses	496,290	434,438
General and administrative	577,963	222,141
Taxes, other than income and payroll taxes	33,609	30,397
Provision for depletion, depreciation, and amortization	103,970	112,979
Accretion expense	9,417	10,379
Other costs and expenses	46,090	33,224
	1,267,339	843,558
OPERATING (LOSS) INCOME	(223,740)	164,245

OTHER INCOME:
Interest	9,661	10,311
Other	7,000	0
	16,661	10,311
(LOSS) INCOME BEFORE
INCOME TAX (BENEFIT) EXPENSE	(207,079)	174,556
Income tax (benefit) expense
Current	(525,000)	5,769
Deferred	476,500	56,100
	(48,500)	61,869

NET (LOSS) INCOME	$(158,579)	$112,687

BASIC (LOSS) INCOME PER COMMON SHARE	$(0.03)	$0.02

DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.03)	$0.02

Weighted average number of common shares outstanding	4,688,085	4,688,085

Diluted average number of common shares outstanding	4,688,085	4,688,085

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(158,579)	$112,687
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for depletion, depreciation, and amortization	103,970	112,979
Accretion expense	9,417	10,379
Deferred income taxes	476,500	56,100
Changes in operating assets and liabilities:
Trade accounts and income taxes receivable	(488,700)	(87,474)
Crude oil inventories	27,727	(34,486)
Prepaid expenses	47,105	56,235
Deferred compensation liability	(744,341)	0
Accounts payable and accrued liabilities	(80,522)	(94,856)
Net cash (used in) provided by operating activities	(807,423)	131,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	0	(128,928)
Restricted cash	967,329	0
Increase in short-term investments	(1,065)	(1,331)
Increase in long-term investments	(7,442)	(7,442)
Net cash provided by (used in) investing activities	958,822	(137,701)
Net increase (decrease) in cash and cash equivalents	151,399	(6,137)

Cash and cash equivalents at beginning of period	4,404,246	3,834,097

Cash and cash equivalents at end of period	$4,555,645	$3,827,960

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

1. Summary of Significant Accounting Policies

The financial statements include the accounts of Pyramid Oil Company (the “Company”). Such financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

A summary of the Company's significant accounting policies is contained in its Annual Report on Form 10-K for the year ended December 31, 2013. The financial data presented herein should be read in conjunction with the Company's December 31, 2013 financial statements and notes thereto, contained in the Company's Form 10-K.

In the opinion of management, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of March 31, 2014 and the results of its operations and its cash flows for the three month periods ended March 31, 2014 and 2013. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

Stock Based Compensation

The Company accounts for its share based compensation in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.  Stock-based compensation cost represents stock options issued to non-employee members of the Board of Directors, and is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant. There were no stock option grants during the three month periods ended March 31, 2014 or 2013.

Income Taxes

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

The Company files income tax returns in the U.S. federal jurisdiction, and California, Texas and New York states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years prior to 2010. State jurisdictions that remain subject to examination range from 2009 to 2013. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FASB ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three month period ended March 31, 2014.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations.

Income Taxes Receivable

The Company has recognized income taxes receivable of $537,400 at March 31, 2014. The Company recorded an increase in income taxes receivable for the first quarter of 2014 in the amount of $525,000. This increase is due primarily to the deduction of deferred compensation for tax purposes in the amount of $1,003,973. The deferred compensation had been recorded for financial statement purposes during the third quarter of 2013.

Income (Loss) per Share

Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period.

Valuation Allowances

The Company has recorded valuation allowances for certain of its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property. No valuation allowances were recorded in the first quarter of 2014 or 2013.

Reclassifications

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

3. Dividends

No cash dividends were paid during the three month periods ended March 31, 2014 and 2013.

4. Contingencies

In September 2009, the Company was notified by the U.S. Environmental Protection Agency (“EPA”) of a final settlement offer to settle its potential liability as a generator of waste containing hazardous substances that were disposed of at a waste disposal site in Santa Barbara County, California. The Company responded to the EPA in October 2009 by indicating that the waste contained petroleum products that fall within the exception to the definition of hazardous substances for petroleum-related substances of the pertinent EPA regulations. Management has concluded that under both federal and state regulations no reasonable basis exists for any valid claim against the Company. As such, the likelihood of any liability is deemed remote. There has been no further communication from the EPA on this matter since September 25, 2009.

Under the terms of the merger agreement between the Company and Yuma Energy, Inc., the Company may be required to pay to Yuma a termination fee of approximately $1.0 million if the merger agreement is terminated under certain circumstances.

5. Income Tax Expense (Benefit)

The Company recognized an income tax expense (benefit) of $(48,500) for the first quarter of 2014 compared to an income tax provision of $61,869 for the same period in 2013.

Income tax expense (benefit) for the first quarter of 2014 was calculated as follows:

	Federal	State	Total

Current tax (benefit)	$(450,000)	$(75,000)	$(525,000)
Deferred tax expense	377,400	99,100	476,500

	$(72,600)	$24,100	$(48,500)

Income tax expense (benefit) for the first quarter of 2013 was calculated as follows:

	Federal	State	Total

Current tax expense	$4,769	$1,000	$5,769
Deferred tax expense	43,700	12,400	56,100

	$48,469	$13,400	$61,869

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,719,000 as of March 31, 2014. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

6. Incentive and Retention Plan

On January 9, 2007, the Company's Board of Directors adopted an Incentive and Retention Plan (the “Incentive Plan”) pursuant to which the Company's officers and other employees selected by the Company's Compensation Committee are entitled to receive payments if they are employed by the Company as of the date of a Corporate Transaction (as such term is defined in the Incentive Plan). A Corporate Transaction includes certain mergers involving the Company, sales of Company assets, and other changes in the control of the Company, as specified in the Incentive and Retention Plan. In general, the amount that is payable to each plan participant will equal the number of plan units that have been granted to him or her, multiplied by the increase in the value of the Company between January 9, 2007 and the date of a Corporate Transaction. There has been no Corporate Transaction since the adoption of the Incentive Plan. No employees have been selected by the Compensation Committee to receive payments under the Incentive Plan.

7. Related-party Transaction

Effective January 1, 1990, John H. Alexander, a former officer and director of the Company, participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (the “Santa Fe Energy lease”) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Mr. Alexander resigned as President, Chief Executive Officer and director of the Company effective September 30, 2013. Royalties on oil and gas production from this property paid to the investor group approximated $43,000 during the first quarter of 2013. Because Mr. Alexander is no longer an officer, director or employee of the Company, the amounts paid to Mr. Alexander for royalties during the first quarter of 2014 are no longer considered a related-party transaction.

8. Stock Based Compensation

Stock-Option Plan

The Company has issued stock options as compensation for non-employee members of the Board of Directors under its 2006 Equity Incentive Plan.  These options vest immediately and are exercisable for a five-year period from the date of the grant.

The following is a summary of the Company’s stock option activity.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2013	105,000	$5.17	4.66	$-
Granted	-			-
Exercised	-			-
Forfeited	-			-
Outstanding at March 31, 2014 (unaudited)	105,000	$5.17	4.41	$-

Vested and expected to vest at March 31, 2014	105,000	$5.17	4.41	$-
Exercisable at March 31, 2014	105,000	$5.17	4.41	$-

As of March 31, 2014, there were no unvested stock options or unrecognized stock option expense.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$5.40	5,000	2.17	$5.40	5,000	$5.40
5.16	100,000	4.52	5.16	100,000	5.16
	105,000			105,000

9. Fair Value

Effective January 1, 2008, the Company adopted FASB ASC 820 (formerly SFAS No. 157) for its nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. The Company adopted the provisions of FASB ASC 820 for measuring the fair value of our financial assets and liabilities during 2008. As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that it believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. FASB ASC 820 establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation has increased $9,417 during the three months ended March 31, 2014 as a result of normal accretion expense.

The carrying amount of our cash and cash equivalents, short term investments, accounts receivable and accounts payable reported in the balance sheets approximates fair value because of the short maturity of those instruments.

Fair Value on Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP (for example, when there is evidence of impairment). There were no instances of impairment recorded in the quarter ended March 31, 2014.

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations from the periods presented, are as follows:

Balance at December 31, 2013	$1,305,862
Incurred during the period	0
Additions for new wells	0
Accretion expense	9,417
Balance at March 31, 2014	$1,315,279

11. Registration Statement on Form S-3

The Company filed a shelf registration statement on Form S-3 with the SEC on November 5, 2013, that was declared effective on November 21, 2013. The registration statement is designed to provide the Company the flexibility to offer and sell from time to time up to $30 million of the Company's common stock. The Company may offer and sell such securities through one or more methods of distribution, subject to market conditions and the Company's capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of the offering. The Company has not filed any supplemental prospectus with the SEC or sold any common stock under this registration statement.

12. Merger Agreement

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

The foregoing description of the merger agreement is qualified in its entirety by reference to the full text of such agreement. See Note 14.

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

In connection with Mr. Alexander’s resignation, Mr. Alexander and the Company entered into a Settlement Agreement and General Release of Claims, dated as of September 30, 2013 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, among other things:

•	Mr. Alexander’s existing employment agreement terminated effective as of September 30, 2013;

•	The Company agreed to pay an aggregate amount of $967,329 to Mr. Alexander in satisfaction of amounts that are owed to Mr. Alexander under his employment agreement, with such amount to be paid in three equal installments of $322,443 each, on April 5, 2014, January 5, 2015, and January 5, 2016. These amounts are included in restricted cash and deferred compensation liability;

•	The Company agreed to secure these payments owed to Mr. Alexander in a “rabbi trust” pursuant to a Trust Agreement, dated as of October 1, 2013 between the Company and Gilbert Ansolabehere, as trustee (the “Trust Agreement”);

•	Mr. Alexander agreed to resign as a director and officer of the Company;

•	The Company and Mr. Alexander entered into a Consulting Agreement, dated as of October 1, 2013 (the “Consulting Agreement”), pursuant to which Mr. Alexander will serve as a consultant to the Company on a part-time basis through September 30, 2014 for a fee of $10,000 per month;

•	The Company and Mr. Alexander waived known and unknown claims against each other;

•	Michael D. Herman, Chairman of the Board of Directors of the Company and Interim President and Chief Executive Officer of the Company, agreed to purchase shares of the Company’s common stock held by Messrs. Alexander and Turco; and

•	The Company and Mr. Alexander entered into an Indemnity Agreement, dated as of September 30, 2013 (the “Indemnity Agreement”), pursuant to which the Company agreed to indemnify Mr. Alexander against certain claims, losses, costs and expenses that may result in the future from lawsuits and other proceedings in connection with his service as a director and an officer of the Company.

On March 18, 2014, the Trust Agreement noted above was terminated by agreement of the Company, Mr. Alexander and the trustee, and the funds were disbursed. At March 31, 2014, the Company had recorded a liability for deferred compensation of $282,314. These amounts represent payroll tax withholding related to certain Severance Award Agreements issued to Mr. Alexander.

14. Subsequent Events

On April 25, 2014, Pyramid Delaware Merger Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Pyramid Delaware”), filed a Registration Statement on Form S-4 (“Form S-4”) with the SEC to effectuate (i) the proposed reincorporation of the Company from California to Delaware through the merger of the Company with and into Pyramid Delaware (the “reincorporation”), and (ii) the proposed merger of Pyramid Merger Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Pyramid Delaware (“Merger Subsidiary”), with and into Yuma Energy, Inc. (“Yuma”), with Yuma becoming a wholly-owned subsidiary of Pyramid Delaware (the “merger”). As a result of the reincorporation and the merger, Pyramid Delaware will be the publicly held corporation through which the Company’s common stock will be traded. In order to complete the merger, the Company’s shareholders must vote to approve and adopt the merger agreement (which includes (i) approval of the principal terms and conditions of the reincorporation; (ii) approval of the amended and restated certificate of incorporation and the amended and restated bylaws of Pyramid Delaware; (iii) approval of the issuance of shares of Pyramid Delaware common stock to stockholders of Yuma; and (iv) approval of the change of Pyramid Delaware’s name to “Yuma Energy, Inc.”), and Yuma shareholders must vote to approve and adopt the merger agreement as well. See Note 12.

On April 25, 2014, the Company’s Board of Directors approved the issuance of 100,000 shares of Company common stock under the Company’s 2006 Equity Incentive Plan to certain employees, directors and consultants, which vest upon a change in control.

The Company evaluated subsequent events after the balance sheet date of March 31, 2014 through May, 15, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the year ended December 31, 2013, and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:

•	estimates of proved reserve quantities and net present values of those reserves;

•	reserve potential;

•	business strategy;

•	estimates of future commodity prices;

•	amounts, timing and types of capital expenditures and operating expenses;

•	expansion and growth of our business and operations;

•	expansion and development trends of the oil and gas industry;

•	acquisitions of natural gas and crude oil properties;

•	production of crude oil and natural gas reserves;

•	exploration prospects;

•	wells to be drilled and drilling results;

•	operating results and working capital;

•	results of borrowing base redeterminations under our credit agreement;

•	outcome of merger with Yuma;

•	future methods and types of financing; and

•	the risks described elsewhere in this report and in the documents incorporated by reference herein.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this report. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

FORWARD LOOKING INFORMATION

Agreement and Plan of Merger and Reorganization with Yuma Energy, Inc.

On February 6, 2014, the Company and privately held Yuma Energy, Inc. (“Yuma”), announced they had entered into an agreement and plan of merger and reorganization (the “merger agreement”) for an all-stock transaction. Upon completion of the transaction, which is subject to the approval of shareholders of both companies, the Company will change its name to “Yuma Energy, Inc.” and relocate its headquarters to Houston, Texas, while maintaining offices in Bakersfield, California, to oversee its California operations.

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

Prior to the merger, the Company and Yuma will continue to operate as separate companies. Accordingly, except for specific references to the pending merger, the descriptions of strategy and outlook and the risks and challenges the Company faces, and the discussion and analysis of results of operations and financial condition set forth below relate solely to the Company. Additional details regarding the pending merger are discussed in Note 12, “Merger Agreement” and Note 14, “Subsequent Events.”

The Company has positioned itself, over the past several years, to withstand various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2014 by drilling new wells and routine maintenance of its existing wells.

The Company may be subject to future costs necessary for compliance with the new implementation of air and water environmental quality requirements of the various state and federal governmental agencies. The requirements and costs are unknown at this time, but management believes that costs could be significant in some cases. As the scope of the requirements becomes more clearly defined, management may be better equipped to determine the true costs to the Company.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2014

COMPARED TO THE QUARTER ENDED MARCH 31, 2013

REVENUES

The increase in oil and gas sales of $35,796 was due primarily to higher sales volumes of 866 barrels. The average sales price of the Company's oil and gas for the first quarter of 2014 decreased by approximately $5.44 per barrel of equivalent when compared to the same period of 2013. The higher sales volumes were due primarily to a decrease of 645 barrels in crude oil inventories from December 31, 2013 to March 31, 2014.

OPERATING EXPENSES

Operating expenses increased by $61,852. The cost to produce an equivalent barrel of crude oil during the first quarter of 2014 was approximately $47.96 per barrel, an increase of approximately $2.14 per barrel when compared with production costs for the first quarter of 2013. Inventory change increased by $62,212 for the first quarter of 2014 when compared to the same period of 2013.

Inventory change increased operating expenses by $27,727 for the first quarter of 2014 and decreased operating expenses by $34,485 for the first quarter of 2013. As a result, operating expenses increased by $62,212 for the first quarter of 2014, when compared with the same period of 2013. The increase in inventory change at March 31, 2014 of $27,727 was due primarily to a reduction in inventory of 645 barrels when compared with inventory volumes at December 31, 2013. The decrease in inventory change at March 31, 2013 of $34,485 was due primarily to higher average per barrel inventory valuations combined with higher crude oil volumes when compared with inventory valuations and volumes at December 31, 2012.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $355,822 for the first quarter of 2014 when compared to the same period of 2013 due primarily to higher legal and consulting fees of $437,445 associated with the merger agreement between the Company and Yuma Energy, Inc. See Note 13, “Merger Agreement”. Officer and administrative salaries decreased by $49,107 due to a reduction in staff and accounting fees decreased by $36,799 due primarily to lower accruals of audit fees.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $9,009 for the first quarter of 2014, when compared with the same period of 2013. Depletion of oil and gas properties decreased by $4,026 and depreciation of fixed assets decreased by $4,983.

OTHER COSTS AND EXPENSES

Other costs and expenses increased by $12,866 for the first quarter of 2014 when compared to the same period of 2013 due primarily to an increase in director’s fees of $11,600.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense (benefit) decreased by $110,369 due primarily to a net loss before income taxes of $207,079 for the first quarter of 2014. The Company had a net income of $174,566 before income taxes for the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $151,399 for the three months ended March 31, 2014. During the three months ended March 31, 2014, operating activities used cash of $807,423. Cash was used for a decrease in deferred compensation liability of $744,341. Cash was provided by using restricted cash of $967,329 to reduce the deferred compensation liability. See the accompanying Statements of Cash Flows for additional detailed information. The Company has available a line of credit of $500,000 and short-term and long-term investments of $3,281,036 at March 31, 2014 that provided additional liquidity during the first three months of 2014.

IMPACT OF CHANGING PRICES

The Company’s revenue is affected by crude oil prices. Average crude oil prices for the first three months of 2014 decreased by approximately $5.44 per barrel of equivalent when compared with the same period of 2013. The Company cannot predict the future course of crude oil prices.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 1A. - Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the risk factors which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2013, except as stated below.

Failure to complete the Yuma merger could negatively affect the trading price of our common stock and our future business and financial results.

Completion of the Yuma merger is not assured and is subject to risks, including the risks that approval of the transaction by our shareholders or the shareholders of Yuma is not obtained or that other closing conditions are not satisfied. If the merger is not completed, it could negatively affect the trading price of our common stock and our future business and financial results, and we will be subject to several risks, including the following:

•	having to pay certain significant costs relating to the merger;

•	negative reactions from the financial markets, including declines in the price of our common stock due to the fact that current prices may reflect a market assumption that the merger will be completed; and

•	the attention of our management will have been diverted to the merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us; and

•	under the merger agreement, the Company may be required to pay to Yuma a termination fee of approximately $1.0 million if the merger agreement is terminated under certain circumstances. If such termination fee is payable, the payment of this fee could have material and adverse consequences to the financial condition and operations of the Company.

If completed, the Company’s merger with Yuma may not achieve its intended results.

The Company and Yuma entered into the merger agreement with the expectation that the merger would result in various benefits, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether our businesses are integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs; decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s financial position, results of operations or cash flows.

The Company and Yuma may have difficulty attracting, motivating and retaining executives and other employees in light of the merger.

Uncertainty about the effect of the merger on Yuma’s employees and our employees may have an adverse effect on Yuma and us and consequently the combined company. This uncertainty may impair the respective company’s ability to attract, retain and motivate personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees may feel uncertain about their future roles with the combined company. If employees of Yuma or our employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, the combined company’s ability to realize the anticipated benefits of the merger could be reduced.

The Company will incur substantial transaction and merger-related costs in connection with the merger and our shareholders will be diluted by the merger.

The Company expects to incur a number of non-recurring transaction and merger-related costs associated with completing the merger with Yuma, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. Additional unanticipated costs may be incurred in the integration of our companies’ businesses. Although the Company expects the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near-term, or at all.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Mine Safety Disclosures

None

Item 5. - Other Information

None

Item 6. - Exhibits

2.1 Agreement and Plan of Merger and Reorganization dated as of February 6, 2014, by and among by and among Yuma Energy, Inc., Pyramid Oil Company, Pyramid Delaware Merger Subsidiary, Inc., and Pyramid Merger Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2014).

10.14 Voting Agreement dated as of February 6, 2014, between Yuma Energy, Inc. and Michael D. Herman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2014).

10.15 Voting Agreement dated as of February 6, 2014, among Pyramid Oil Company and the Persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2014).

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

101 - The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of March 31, 2014 and December 31, 2013; (2) Statements of Operations for the three months ended March 31, 2014 and 2013; (3) Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (4) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID OIL COMPANY
(registrant)

Dated: May 15, 2014	MICHAEL D. HERMAN
Michael D. Herman
Chairman of the Board
Interim Chief Executive Officer
and President and Principal
Executive Officer

Dated: May 15, 2014	LEE G. CHRISTIANSON
Lee G. Christianson
Principal Accounting Officer and Principal Financial Officer

