Form 10-K/A
period 2013-12-31
PYRAMID OIL CO
filed 2014-06-13
CIK 81318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K/A

(Amendment No. 1)

________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________.

Commission file number: 001-32989

PYRAMID OIL COMPANY

(Exact name of registrant as specified in its charter)

California	94-0787340
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2008 – 21st. Street, P.O. Box 832
Bakersfield, California	93302
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (661) 325-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock	NYSE MKT
(Title of each class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes ☑ No

The aggregate market value on June 30, 2013, (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting shares held by non-affiliates was approximately $12,991,000 based on the closing sales price of the registrant’s Common Stock on such date.

At March 31, 2014, there were 4,688,085 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Pyramid Oil Company (the “Company”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014 (the “Original Filing”), which replaces in its entirety Item 8 and Item 15 of the Original Filing, is being filed for the sole purpose of clarifying that the Report of Independent Registered Public Accounting Firm in Item 8 (page 28) of the Original Filing covers the results of operations and cash flows for the three years ended December 31, 2013 and to update Item 15.  This Amendment includes as exhibits new certifications by our Chief Executive Officer and Chief Financial Officer, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and a new Consent of Independent Registered Public Accounting Firm.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with any other filings made by the Company with the SEC pursuant to Section 13(a) or Section 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

2

Item 8 - Financial Statements and Supplementary Data

PYRAMID OIL COMPANY

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pyramid Oil Company

Bakersfield, California

We have audited the accompanying balance sheets of Pyramid Oil Company (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Oil Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

Corporate Secretary
Pyramid Oil Company
P.O. Box 832
Bakersfield, California 93302

COMMON STOCK: The Company’s common stock is traded on the NYSE MKT using the symbol PDO.

Item 15 - Exhibits and Financial Statement Schedules

2.1	Agreement and Plan of Merger and Reorganization dated as of February 6, 2014, by and among Pyramid Oil Company, Yuma Energy, Inc., Pyramid Delaware Merger Subsidiary, Inc., and Pyramid Merger Subsidiary, Inc. (previously filed by the registrant on February 6, 2014 as Exhibit 2.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference).

3.1	Restated Articles of Incorporation of Pyramid Oil Company (previously filed by the registrant on August 13, 2010 as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Pyramid Oil Company (previously filed by the registrant on November 21, 2013 as Exhibit 4.2 to the registrant’s registration statement on Form S-3, and incorporated herein by reference).

10.1	Employment Agreement of John H. Alexander, dated February 21, 2002 (previously filed by the registrant on March 29, 2002 as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-QSB, and incorporated herein by reference).

10.2	Severance Award Agreement of John H. Alexander, dated January 9, 2007 (previously filed by the registrant on January 16, 2007 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.3	Severance Award Agreement of John H. Alexander, dated December 30, 2008 (previously filed by the registrant on January 6, 2008 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.4	Severance Award Agreement of John H. Alexander, dated June 4, 2009 (previously filed by the registrant on March 30, 2011 as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K, and incorporated herein by reference).

10.5	Severance Award Agreement of John H. Alexander, dated September 21, 2010 (previously filed by the registrant on November 12, 2010 as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, and incorporated herein by reference).

10.6	Settlement Agreement and General Release of All Claims, dated as of September 30, 2013, between Pyramid Oil Company and John H. Alexander (previously filed by the registrant on October 4, 2013 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.7	Trust Agreement, dated as of October 1, 2013, between Pyramid Oil Company and Gilbert Ansolabehere, as trustee (previously filed by the registrant on October 4, 2013 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.8	Consulting Agreement, dated as of October 1, 2013, between Pyramid Oil Company and John H. Alexander (previously filed by the registrant on October 4, 2013 as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.9	Indemnity Agreement, dated as of September 30, 2013, between Pyramid Oil Company and John H. Alexander (previously filed by the registrant on October 4, 2013 as Exhibit 10.4 to the registrant’s Current Report on Form 8-K, and incorporated herein by reference).

10.10	Indemnity Agreement, dated as of January 2014, between Pyramid Oil Company and Gary L. Ronning (previously filed by the registrant on March 31, 2014 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K, and incorporated herein by reference).

10.11	Indemnity Agreement, dated as of January 2014, between Pyramid Oil Company and Michael D. Herman (previously filed by the registrant on March 31, 2014 as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K, and incorporated herein by reference).

10.12	Indemnity Agreement, dated as of January 2014, between Pyramid Oil Company and Rick D. Kasch (previously filed by the registrant on March 31, 2014 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K, and incorporated herein by reference).

10.13	2006 Equity Incentive Plan of Pyramid Oil Company (previously filed by the registrant on July 21, 2011 as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, and incorporated herein by reference)

23.1	Consent of SingerLewak LLP.

23.2	Consent of MHA Petroleum Consultants, LLC (previously filed by the registrant on March 31, 2014 as Exhibit 23.2 to the registrant’s Annual Report on Form 10-K, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report dated February 12, 2014 of MHA Petroleum Consultants, LLC, independent petroleum engineers (incorporated by reference to Exhibit 99.1 to registrant’s Annual Report on Form 10-K filed on March 31, 2014).

101.0	The following financial information from the Annual Report on Form 10-K of Pyramid Oil Company for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2013 and December 31, 2012; (2) Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (3) Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (4) Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (5) Notes to Financial Statements (incorporated by reference to Exhibit 101 to registrant’s Annual Report on Form 10-K filed on March 31, 2014)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PYRAMID OIL COMPANY

June 13, 2014	By:	/s/ MICHAEL D. HERMAN
Name: Michael D. Herman
Title: Interim Chief Executive Officer and President and Chairman of the Board of Directors

