Form 10-Q
period 2014-06-30
PYRAMID OIL CO
filed 2014-08-14
CIK 81318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to

Commission File Number 001-32989

PYRAMID OIL COMPANY

(Exact Name of registrant as specified in its charter)

CALIFORNIA	94-0787340
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2008 – 21st Street, P.O. Box 832, Bakersfield, California	93302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(661) 325-1000

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

Large accelerated filer	☐	Accelerated Filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding at August 14, 2014)
Common Stock Without Par Value	4,788,085

PYRAMID OIL COMPANY

FORM 10-Q

June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYRAMID OIL COMPANY

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$4,355,590	$4,404,246
Restricted cash	0	967,329
Short-term investments	2,143,028	2,140,822
Trade accounts receivable (net of reserve for doubtful accounts of $4,000 in 2014 and 2013)	486,632	484,468
Income taxes receivable	724,400	12,400
Crude oil inventory	92,524	102,334
Prepaid expenses and other assets	126,839	249,030
Deferred income taxes	87,000	711,800

TOTAL CURRENT ASSETS	8,016,013	9,072,429

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties and equipment (successful efforts method)	19,899,762	19,883,190
Capitalized asset retirement costs	412,612	412,612
Drilling and operating equipment	2,058,744	2,058,744
Land, buildings and improvements	1,098,918	1,098,918
Automotive, office and other property and equipment	1,158,764	1,136,566
	24,628,800	24,590,030
Less - accumulated depletion, depreciation, amortization and valuation allowances	(21,529,273)	(21,335,914)

TOTAL PROPERTY AND EQUIPMENT	3,099,527	3,254,116

INVESTMENTS AND OTHER ASSETS
Long-term investments	1,146,674	1,131,707
Deferred income taxes	370,000	459,900
Deposits	250,000	250,000
Other assets	11,380	11,380

TOTAL INVESTMENTS AND OTHER ASSETS	1,778,054	1,852,987

TOTAL ASSETS	$12,893,594	$14,179,532

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$304,429	$290,930
Accrued professional fees	12,162	140,711
Accrued taxes, other than income taxes	0	54,444
Accrued payroll and related costs	37,572	40,932
Accrued royalties payable	240,548	226,502
Accrued insurance	36,018	113,480
Liability for deferred compensation	39,166	1,026,655

TOTAL CURRENT LIABILITIES	669,895	1,893,654

LIABILITY FOR ASSET RETIREMENT OBLIGATIONS	1,329,352	1,305,862

TOTAL LIABILITIES	1,999,247	3,199,516

CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value
Authorized - 10,000,000 shares
Issued and outstanding – none	0	0
Common stock, no par value
Authorized - 50,000,000 shares
Issued and outstanding - 4,788,085 shares	1,847,384	1,847,384
Retained earnings	9,046,963	9,132,632
TOTAL SHAREHOLDERS’ EQUITY	10,894,347	10,980,016

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,893,594	$14,179,532

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2014	2013
REVENUES:
Oil and gas sales	$1,022,757	$1,154,409

COSTS AND EXPENSES:
Operating expenses	435,837	500,043
General and administrative	272,328	234,862
Taxes, other than income and payroll taxes	27,495	37,158
Provision for depletion, depreciation, and amortization	113,541	148,817
Accretion expense	14,073	7,932
Other costs and expenses	43,989	52,973
	907,263	981,785

OPERATING INCOME	115,494	172,624

OTHER INCOME (EXPENSE):
Interest income	9,736	10,004
Other expense	(321)	0
	9,415	10,004
INCOME BEFORE
INCOME TAX (BENEFIT) EXPENSE	124,909	182,628
Income tax (benefit) expense
Current	(186,200)	9,357
Deferred	238,200	43,200
	52,000	52,557

NET INCOME	$72,909	$130,071

BASIC INCOME PER COMMON SHARE	$0.02	$0.03

DILUTED INCOME PER COMMON SHARE	$0.02	$0.03

Weighted average number of common shares outstanding	4,754,752	4,688,085

Diluted average number of common shares outstanding	4,761,614	4,688,085

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
REVENUES:
Oil and gas sales	$2,066,356	$2,162,212

COSTS AND EXPENSES:
Operating expenses	932,127	934,481
General and administrative	850,291	457,003
Taxes, other than income and payroll taxes	61,104	67,555
Provision for depletion, depreciation, and amortization	217,511	261,796
Accretion expense	23,490	18,311
Other costs and expenses	90,079	86,198
	2,174,602	1,825,344

OPERATING (LOSS) INCOME	(108,246)	336,868

OTHER INCOME:
Interest income	19,397	20,315
Other income	6,679	0
	26,076	20,315
(LOSS) INCOME BEFORE
INCOME TAX (BENEFIT) EXPENSE	(82,170)	357,183
Income tax (benefit) expense
Current	(711,200)	15,126
Deferred	714,700	99,300
	3,500	114,426

NET (LOSS) INCOME	$(85,670)	$242,757

BASIC (LOSS) INCOME PER COMMON SHARE	$(0.02)	$0.05

DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.02)	$0.05

Weighted average number of common shares outstanding	4,721,418	4,688,085

Diluted average number of common shares outstanding	4,721,418	4,688,085

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(85,670)	$242,757
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for depletion, depreciation, and amortization	217,511	261,796
Accretion expense	23,490	18,311
Deferred income taxes	714,700	99,300
Changes in operating assets and liabilities:
Trade accounts and income taxes receivable	(714,164)	(60,401)
Crude oil inventories	9,810	(1,402)
Prepaid expenses	122,512	139,804
Deferred compensation liability	(987,489)	0
Accounts payable and accrued liabilities	(236,270)	(215,652)
Net cash (used in) provided by operating activities	(935,570)	484,513

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(63,242)	(148,281)
Restricted cash	967,329	0
Increase in short-term investments	(2,206)	(2,697)
Increase in long-term investments	(14,967)	(14,967)
Net cash provided by (used in) Investing activities	886,914	(165,945)
Net (decrease) increase in cash and cash equivalents	(48,656)	318,568

Cash and cash equivalents at beginning of period	4,404,246	3,834,097

Cash and cash equivalents at end of period	$4,355,590	$4,152,665

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the six months for income taxes	$800	$800

The accompanying notes are an integral part of these financial statements.

PYRAMID OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

In the opinion of management, the unaudited financial statements, contained herein, include all adjustments necessary to present fairly the Company's financial position as of June 30, 2014 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2014 and 2013. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant. There were no stock option grants during the three or six month periods ended June 30, 2014 or 2013.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in the states of California, Texas and New York. With few exceptions, the Company is no longer subject to U.S. federal tax examination for the years prior to 2010. State jurisdictions that remain subject to examination range from 2010 to 2013. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FASB ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six month period ended June 30, 2014.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations.

Income Taxes Receivable

The Company has recognized income taxes receivable of $724,400 at June 30, 2014. The Company recorded an increase in income taxes receivable for the first quarter of 2014 in the amount of $525,000. This increase was due primarily to the deduction of deferred compensation for tax purposes in the amount of $1,003,973. The deferred compensation had been recorded for financial statement purposes during the third quarter of 2013. The Company recorded an increase in income taxes receivable for the second quarter of 2014 in the amount of $187,000. The increase was due primarily to the deduction of deferred compensation in the amount of $488,485 in the second quarter of 2014. The deferred compensation had been recorded for financial statement purposes in prior periods.

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

Valuation Allowances

The Company records valuation allowances for its oil and gas properties when the undiscounted future net cash flows are less than the net capitalized costs for the property. No valuation allowances were recorded during the first six months of 2014 or 2013.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

2.	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method or determined the effect of the standard on its financial position, results of operations, cash flows, or presentation thereof.

3.	Dividends

No cash dividends were paid during the six month periods ended June 30, 2014 and 2013.

4.	Contingencies

In September 2009, the Company was notified by the U. S. Environmental Protection Agency (“EPA”) of a final settlement offer to settle its potential liability as a generator of waste containing hazardous substances that were disposed of at a waste disposal site in Santa Barbara County, California. The Company responded to the EPA in October 2009 by indicating that the waste contained petroleum products that fall within the exception to the definition of hazardous substances for petroleum-related substances of the pertinent EPA regulations. Management has concluded that under both federal and state regulations no reasonable basis exists for any valid claim against the Company. As such, the likelihood of any liability is deemed remote. There has been no further communication from the EPA on this matter since September 25, 2009.

Under the terms of the merger agreement between the Company and Yuma Energy, Inc., the Company may be required to pay to Yuma a termination fee of approximately $1.0 million if the merger agreement is terminated under certain circumstances.

5.	Income Tax Expense (Benefit)

The Company recognized an income tax expense (benefit) of $3,500 for the six months ended June 30, 2014 compared to an income tax expense (benefit) of $114,426 for the same period in 2013.

Income tax expense (benefit) for the six months ended June 30, 2014 was calculated as follows:

	Federal	State	Total

Current tax (benefit)	$(610,000)	$(101,200)	$(711,200)
Deferred tax expense	562,800	151,900	714,700

	$(47,200)	$50,700	$3,500

Income tax expense (benefit) for the six months June 30, 2013 was calculated as follows:

	Federal	State	Total

Current tax expense	$12,726	$2,400	$15,126
Deferred tax expense	77,200	22,100	99,300

	$89,926	$24,500	$114,426

Income tax expense (benefit) for the three months ended June 30, 2014 was calculated as follows:

	Federal	State	Total

Current tax (benefit)	$(160,000)	$(26,200)	$(186,200)
Deferred tax expense	185,400	52,800	238,200

	$25,400	$26,600	$52,000

Income tax expense (benefit) for the three months ended June 30, 2013 was calculated as follows:

	Federal	State	Total

Current tax expense	$7,957	$1,400	$9,357
Deferred tax expense	33,500	9,700	43,200

	$41,457	$11,100	$52,557

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax returns. Deferred tax assets and liabilities are adjusted for income tax rate changes. Deferred income tax assets have been offset by a valuation allowance of $1,719,000 as of June 30, 2014 and December 31, 2013. Management reviews deferred income taxes regularly throughout the year, and accordingly makes any necessary adjustments to properly reflect the valuation allowance based upon current financial trends and projected results.

6.	Incentive and Retention Plan

On January 9, 2007, the Company's Board of Directors adopted an Incentive and Retention Plan (the “Incentive Plan”) pursuant to which the Company's officers and other employees selected by the Company's Compensation Committee are entitled to receive payments if they are employed by the Company as of the date of a 'Corporate Transaction,' as defined in the Incentive Plan. A 'Corporate Transaction' includes certain mergers involving the Company, sales of Company assets, and other changes in the control of the Company, as specified in the Incentive and Retention Plan. In general, the amount that is payable to each plan participant will equal the number of plan units that have been granted to him or her, multiplied by the increase in the value of the Company between January 9, 2007 and the date of a Corporate Transaction. There has been no Corporate Transaction since the adoption of the Incentive Plan. No employees have been selected by the Compensation Committee to receive payments under the Incentive Plan.

On April 25, 2014, the Company’s Board of Directors approved the issuance of 100,000 shares of Company common stock under the Company’s 2006 Equity Incentive Plan to certain employees, directors and consultants which vest upon a change in control.

7.	Related-party Transaction

Effective January 1, 1990, John H. Alexander, a former officer and director of the Company, participated with a group of investors that acquired the mineral and fee interest on one of the Company's oil and gas leases (the “Santa Fe Energy lease”) in the Carneros Creek field after the Company declined to participate. The thirty-three percent interest owned by Mr. Alexander represents a minority interest in the investor group. Mr. Alexander resigned as President and Chief Executive Officer and director of the Company effective September 30, 2013. Royalties on oil and gas production from this property paid to the investor group approximated $81,000 during the six months ended June 30, 2013. Because Mr. Alexander is no longer an officer, director or employee of the Company, the amounts paid to Mr. Alexander for royalties during the first six months of 2014 are no longer considered a related-party transaction.

8.	Stock Based Compensation

Stock-Option Plan

The Company has issued stock options as compensation for non-employee members of the Board of Directors under its 2006 Equity Incentive Plan.  These options vest immediately and are exercisable for a five-year period from the date of the grant.

The following is a summary of the Company’s stock option activity.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2013	105,000	$5.17	4.66	$-
Granted	-			-
Exercised	-			-
Forfeited	-			-
Outstanding at June 30, 2014 (unaudited)	105,000	$5.17	4.16	$-

Vested and expected to vest at June 30, 2014	105,000	$5.17	4.16	$-
Exercisable at June 30, 2014	105,000	$5.17	4.16	$-

As of June 30, 2014, there were no unvested stock options or unrecognized stock option expense.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$5.40	5,000	1.92	$5.40	5,000	$5.40
5.16	100,000	4.27	5.16	100,000	5.16
	105,000			105,000

9.	Fair Value

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

Level 2 - Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Included in this category is the Company's determination of the value of its asset retirement obligation liability. The obligation increased $23,490 as of June 30, 2014 compared to December 31, 2013 as a result of normal accretion expense.

The carrying amount of cash and cash equivalents, short term investments, accounts receivable and accounts payable reported in the balance sheets approximates fair value because of the short maturity of those instruments.

Fair Value on Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP (for example, when there is evidence of impairment). There were no instances of impairment recorded in the quarter ended June 30, 2014.

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations from the periods presented, are as follows:

Balance at December 31, 2013	$1,305,862
Incurred during the period ended June 30, 2014	0
Additions for new wells ended June 30, 2014	0
Accretion expense ended June 30, 2014	23,490
Balance at June 30, 2014	$1,329,352

11.	Registration Statement on Form S-3

The Company filed a shelf registration statement on Form S-3 with the SEC on November 5, 2013, that was declared effective on November 21, 2013. The registration statement is designed to provide the Company the flexibility to offer and sell from time to time up to $30 million of the Company's common stock, subject to certain limitations based on the value of common stock held by non-affiliates. The Company may offer and sell such securities through one or more methods of distribution, subject to market conditions and the Company's capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of the offering. The Company has not filed any supplemental prospectus with the SEC or sold any common stock under this registration statement.

12.	Merger Agreement

On February 6, 2014, the Company and privately held Yuma Energy, Inc. (“Yuma”) announced they had entered into a definitive merger agreement for an all-stock transaction. On August 1, 2014, the Company and Yuma entered into an amended and restated definitive merger agreement to eliminate the proposed reincorporation of the Company from California to Delaware. Upon completion of the transaction, which is subject to the approval of shareholders of both companies, the Company will change its name to “Yuma Energy, Inc.,” and relocate its headquarters to Houston, Texas, while maintaining offices in Bakersfield, California, to oversee its California operations.

Under the terms of the merger agreement, the Company will issue an aggregate of approximately 66 million shares of its common stock to Yuma shareholders, resulting in former Yuma shareholders owning approximately 93% of the Company after consummation of the merger. Upon closing, there will be an aggregate of approximately 71 million shares of common stock outstanding. The transaction is expected to qualify as a tax-deferred reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

The merger agreement is subject to the approval of the shareholders of both companies, as well as other customary approvals, including authorization to list the newly issued shares on the NYSE MKT. The companies anticipate completing the transaction in the third quarter of 2014. See Note 14.

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

In connection with Mr. Alexander’s resignation, Mr. Alexander and the Company entered into a Settlement Agreement and General Release of Claims, dated as of September 30, 2013 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, among other things:

•	Mr. Alexander’s existing employment agreement terminated effective as of September 30, 2013;

•	The Company agreed to pay an aggregate amount of $967,329 to Mr. Alexander in satisfaction of amounts that are owed to Mr. Alexander under his employment agreement, with such amount to be paid in three equal installments of $322,443 each, on April 5, 2014, January 5, 2015, and January 5, 2016. These amounts were included in restricted cash and deferred compensation liability;

•	The Company agreed to secure these payments owed to Mr. Alexander in a “rabbi trust” pursuant to a Trust Agreement, dated as of October 1, 2013 between the Company and Gilbert Ansolabehere, as trustee (the “Trust Agreement”);

•	Mr. Alexander agreed to resign as a director and officer of the Company;

•	The Company and Mr. Alexander entered into a Consulting Agreement, dated as of October 1, 2013 (the “Consulting Agreement”), pursuant to which Mr. Alexander will serve as a consultant to the Company on a part-time basis through September 30, 2014 for a fee of $10,000 per month;

•	The Company and Mr. Alexander waived known and unknown claims against each other;

•	Michael D. Herman, Chairman of the Board of Directors of the Company and Interim President and Chief Executive Officer of the Company, agreed to purchase shares of the Company’s common stock held by Messrs. Alexander and Turco; and

•	The Company and Mr. Alexander entered into an Indemnity Agreement, dated as of September 30, 2013 (the “Indemnity Agreement”), pursuant to which the Company agreed to indemnify Mr. Alexander against certain claims, losses, costs and expenses that may result in the future from lawsuits and other proceedings in connection with his service as a director and an officer of the Company.

On March 18, 2014, the Trust Agreement noted above was terminated by agreement of the Company, Mr. Alexander and the trustee, and the funds were disbursed. At June 30, 2014, the Company had recorded a liability for deferred compensation of $39,166. These amounts represent payroll taxes related to certain Severance Award Agreements issued to Mr. Alexander.

On June 16, 2014, the Company issued 100,000 shares of common stock pursuant to certain Severance Award Agreements that had been entered into between John H. Alexander and the Company. The Severance Award Agreements had been approved by the Board of Directors in prior years. Pursuant to the Severance Award Agreements, following the termination of Mr. Alexander’s employment, he was entitled to receive (at the Company’s option) 100,000 shares of the Company’s common stock or the then-fair market value of the shares.

14.	Registration Statement on Form S-4

On August 4, 2014, the Company filed a Registration Statement on Form S-4 as amended by Amendment No. 1 to the Form S-4 filed on August 7, 2014 (the “Form S-4”) with the SEC to effectuate the proposed merger of Pyramid Merger Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Subsidiary”), with and into Yuma Energy, Inc. (“Yuma”), with Yuma becoming a wholly-owned subsidiary of the Company (the “merger”). In order to complete the merger, the Company’s shareholders must vote to approve and adopt the merger agreement (which includes the approval of the issuance of shares of common stock of the Company to stockholders of Yuma; and approval of the change of the Company’s name to “Yuma Energy, Inc.”) and the proposals related to the amendments to the restated articles of incorporation of the Company, and Yuma shareholders must also vote to approve and adopt the merger agreement. See Note 12.

15.	Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2014 through August 14, 2014 and except as discussed in Note 12 and Note 14, determined that no additional disclosures are required.

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

FORWARD LOOKING INFORMATION

Amended and Restated Agreement and Plan of Merger and Reorganization with Yuma Energy, Inc.

On February 6, 2014, the Company and privately held Yuma Energy, Inc. (“Yuma”), announced they had entered into an agreement and plan of merger and reorganization (the “original merger agreement”) for an all-stock transaction. Subsequently, on August 1, 2014, the Company and Yuma entered into an amended and restated agreement and plan of merger and reorganization (the “merger agreement”) to eliminate the proposed reincorporation of the Company from California to Delaware. Upon completion of the transaction, which is subject to the approval of shareholders of both companies, the Company will change its name to “Yuma Energy, Inc.” and relocate its headquarters to Houston, Texas, while maintaining offices in Bakersfield, California, to oversee its California operations.

Under the terms of the merger agreement, the Company will issue an aggregate of approximately 66 million shares of its common stock to Yuma shareholders, resulting in former Yuma shareholders owning approximately 93% of the Company after consummation of the merger. Upon closing, there will be an aggregate of approximately 71 million shares of common stock outstanding. The transaction is expected to qualify as a tax-deferred reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

The merger agreement is subject to the approval of the shareholders of both companies, as well as other customary approvals, including authorization to list the newly issued shares on the NYSE MKT. The companies anticipate completing the transaction in the third quarter of 2014.

Prior to the merger, the Company and Yuma will continue to operate as separate companies. Accordingly, except for specific references to the pending merger, the descriptions of strategy and outlook and the risks and challenges the Company faces, and the discussion and analysis of results of operations and financial condition set forth below relate solely to the Company. Additional details regarding the pending merger are discussed in Note 12, “Merger Agreement” and Note 14, “Registration Statement on Form S-4.”

The Company has positioned itself, over the past several years, to mitigate various types of economic uncertainties, with a program of consolidating operations on certain producing properties and concentrating on properties that provide the major revenue sources. The drilling of a new well and several limited work-overs of certain wells have allowed the Company to maintain its crude oil reserves for the last three years. The Company expects to maintain its reserve base in 2014 by drilling new wells and routine maintenance of its existing wells.

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

The Company continues to absorb the costs for various state and local fees and permits under new environmental programs, the sum of which was not material during 2013 and has not been material during the six months ended June 30, 2014. The Company retains outside consultants to assist the Company in maintaining compliance with these regulations. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations. The costs of upgrading and restoring older properties to comply with environmental regulations have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

REVENUES

The decrease in oil and gas sales of $131,652 was due primarily to lower crude oil production offset by higher average sales prices for the second quarter of 2014. The Company's net revenue share of crude oil production/sales decreased by approximately 1,900 barrels for the second quarter of 2014. The average sales price of the Company's oil and gas for the second quarter of 2014 increased by approximately $5.47 per equivalent barrel when compared to the same period of 2013. The decline in production for the second quarter of 2014 is not attributable to any one property and was due primarily to natural production declines.

OPERATING EXPENSES

Operating expenses decreased by $64,206 for the second quarter of 2014 compared to the second quarter of 2013. The cost to produce an equivalent barrel of crude oil during the second quarter of 2014 was approximately $44.43 per barrel, an increase of approximately $1.64 per barrel when compared with production costs for the second quarter of 2013. The net decrease in lease operating expenses is caused by many offsetting factors. The largest variance during the second quarter of 2014 was inventory change.

Inventory change decreased operating expenses by $17,917 for the second quarter of 2014 and increased operating expenses by $33,083 for the second quarter of 2013. As a result, operating expenses decreased by $51,000 for the second quarter of 2014, when compared with the same period of 2013. The decrease in inventory change at June 30, 2014 of $17,917 was due primarily to an increase in inventory of 312 barrels when compared with inventory volumes at March 31, 2014. The increase in inventory change at June 30, 2013 of $33,083 was due primarily to lower average per barrel inventory valuations combined with lower crude oil volumes when compared with inventory valuations and volumes at March 31, 2013.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $37,466 for the second quarter of 2014 when compared to the same period of 2013 due primarily to higher legal and consulting fees of $143,539 associated with the merger agreement between the Company and Yuma Energy, Inc. See Note 12, “Merger Agreement”. Officer and administrative salaries decreased by $50,221 due to a reduction in staff and accounting fees decreased by $40,100 due primarily to lower accruals of audit fees.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $35,276 for the second quarter of 2014 compared with the same period of 2013. Depletion of oil and gas properties decreased by $32,113 and depreciation of fixed assets decreased by $4,983. The decrease in depletion for the second quarter of 2014 was due to lower sales volumes combined with lower depletion rates for 2014.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

REVENUES

The decrease in oil and gas sales of $95,856 was due primarily to lower crude oil production for the six months ended June 30, 2014. The Company's net revenue share of crude oil production/sales decreased by approximately 1,000 barrels for the six months ended June 30, 2014. The decline in production for the first half of 2014 is not attributable to any one property and was due primarily to natural production declines.

OPERATING EXPENSES

Operating expenses decreased slightly by $2,354 for the six months ended June 30, 2014 compared to the same period in 2013. The cost to produce an equivalent barrel of crude oil during the six months ended June 30, 2013 was approximately $46.24 per barrel, an increase of approximately $2.10 per barrel when compared with production costs for the same period of 2013. The net decrease in lease operating expenses was caused by many offsetting factors.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $393,288 for the six months ended June 30, 2014 when compared to the same period of 2013 due primarily to higher legal and consulting fees of $580,983 associated with the merger agreement between the Company and Yuma Energy, Inc. See Note 13, “Merger Agreement”. Officer and administrative salaries decreased by $99,328 due to a reduction in staff and accounting fees decreased by $76,899 due primarily to lower accruals of audit fees.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization decreased by $44,285 for the six months ended June 30, 2014, compared to the same period of 2013. Depletion of oil and gas properties decreased by $36,139 and depreciation of fixed assets decreased by $8,146. The decrease in depletion for the six months ended June 30, 2014 was due to lower sales volumes combined with lower depletion rates for 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $48,656 for the six months ended June 30, 2014. During the six months ended June 30, 2014, operating activities used cash of $935,570. Cash was used for capital spending of $63,242. Cash was used for a decrease in the deferred compensation liability of $987,489. Cash was provided by using restricted cash of $967,329 to reduce the deferred compensation liability. See the accompanying Statements of Cash Flows for additional information. The Company had available short-term and long-term investments of $3,289,702 at June 30, 2014 that provided additional liquidity during the first six months of 2014.

IMPACT OF CHANGING PRICES

The Company’s revenue is affected by crude oil prices. Average crude oil prices for the six months ended June 30, 2014 increased by approximately $0.36 per barrel of equivalent when compared with the same period of 2013. The Company cannot predict the future course of crude oil prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 1A. - Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the risk factors which could materially affect the Company’s business, financial condition or future results. There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2013, except as stated below.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Mine Safety Disclosures

None

Item 5. - Other Information

None

Item 6. - Exhibits

2.1 - Agreement and Plan of Merger and Reorganization dated as of February 6, 2014, by and among by and among Yuma Energy, Inc., Pyramid Oil Company, Pyramid Delaware Merger Subsidiary, Inc., and Pyramid Merger Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2014).

2.2 - Amended and Restated Agreement and Plan of Merger and Reorganization dated as of August 1, 2014, by and among by and among Yuma Energy, Inc., Pyramid Oil Company, Pyramid Delaware Merger Subsidiary, Inc., and Pyramid Merger Subsidiary, Inc. (incorporated by reference to Exhibit 2.1A to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2014).

10.14 – Amended and Restated Voting Agreement dated as of August 1, 2014, between Yuma Energy, Inc. and Michael D. Herman (incorporated by reference to Exhibit 10.1A to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2014).

10.15 –   Amended and Restated Voting Agreement dated as of August 1, 2014, among Pyramid Oil Company and the Persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2A to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2014).

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

101 - The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of June 30, 2014 and December 31, 2013; (2) Income Statements for the three and six months ended June 30, 2014 and 2013; (3) Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (4) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID OIL COMPANY
(registrant)

Dated: August 14, 2014	MICHAEL D. HERMAN
Michael D. Herman
Chairman of the Board
Interim Chief Executive Officer
and President and Principal
Executive Officer

Dated: August 14, 2014	LEE G. CHRISTIANSON
Lee G. Christianson
Principal Accounting Officer and
Principal Financial Officer

