Form 10-Q
period 2015-03-31
Yuma Energy, Inc.
filed 2015-05-15
CIK 81318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐                                                                                                     Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At May 11, 2015, 71,437,206 shares of the registrant’s common stock, no par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	December 31,
	(Unaudited)	2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,766,101	$11,558,322
Short-term investments	1,181,299	1,170,868
Accounts receivable, net of allowance for doubtful accounts:
Trade	6,645,743	9,739,737
Officers and employees	154,348	316,077
Other	261,488	697,991
Commodity derivative instruments	579,776	3,338,537
Prepayments	575,767	782,234
Deferred taxes	245,922	245,922
Other deferred charges	292,312	342,798

Total current assets	18,702,756	28,192,486

OIL AND GAS PROPERTIES (full cost method):
Not subject to amortization	26,959,343	25,707,052
Subject to amortization	189,821,774	186,530,863

	216,781,117	212,237,915
Less: accumulated depreciation, depletion and amortization	(107,996,820)	(103,929,493)

Net oil and gas properties	108,784,297	108,308,422

OTHER PROPERTY AND EQUIPMENT:
Land, buildings and improvements	2,795,000	2,795,000
Other property and equipment	3,471,408	3,439,688
	6,266,408	6,234,688
Less: accumulated depreciation and amortization	(1,983,045)	(1,909,352)

Net other property and equipment	4,283,363	4,325,336

OTHER ASSETS AND DEFERRED CHARGES:
Commodity derivative instruments	319,040	1,403,109
Deposits	264,064	264,064
Goodwill	5,349,988	5,349,988
Other noncurrent assets	320,308	262,200

Total other assets and deferred charges	6,253,400	7,279,361

Total assets	$138,023,816	$148,105,605

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS – CONTINUED

	March 31,
	2015	December 31,
	(Unaudited)	2014
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$62,185	$282,843
Accounts payable, principally trade	12,136,430	25,004,364
Deferred taxes	471,995	471,995
Other accrued liabilities	1,640,016	1,419,565

Total current liabilities	14,310,626	27,178,767

LONG-TERM DEBT:
Bank debt	28,450,000	22,900,000

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	12,685,602	12,487,770
Deferred taxes	12,392,517	14,388,662
Restricted stock units	66,161	71,569
Other	16,250	22,451

Total other noncurrent liabilities	25,160,530	26,970,452

EQUITY:
Common stock, no par value
(300 million shares authorized, 69,426,666 and 41,074,950 issued)	140,186,181	137,469,772
Preferred stock	10,666,807	9,958,217
Accumulated other comprehensive income (loss)	(20,535)	38,801
Accumulated earnings (deficit)	(80,729,793)	(76,410,404)

Total equity	70,102,660	71,056,386

Total liabilities and equity	$138,023,816	$148,105,605

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Sales of natural gas and crude oil	$5,643,247	$10,355,439
Other revenue	270,018	241,493
Total revenues	5,913,265	10,596,932

EXPENSES:
Marketing cost of sales	101,688	321,317
Lease operating	3,223,116	3,658,505
Re-engineering and workovers	494,429	1,510
General and administrative – stock-based compensation	1,738,410	47,914
General and administrative – other	1,942,230	3,150,071
Depreciation, depletion and amortization	4,141,020	5,726,083
Asset retirement obligation accretion expense	162,784	142,144
Other	11,311	27,128
Total expenses	11,814,988	13,074,672

INCOME (LOSS) FROM OPERATIONS	(5,901,723)	(2,477,740)

OTHER INCOME (EXPENSE):
Change in fair value of preferred stock derivative liability -
Series A and Series B	-	1,472,030
Interest expense	(92,007)	(139,419)
Other, net	16,156	1,151
Total other income (expense)	(75,851)	1,333,762

NET LOSS BEFORE INCOME TAXES	(5,977,574)	(1,143,978)

Income tax expense (benefit)	(1,959,000)	(849,000)

NET LOSS	(4,018,574)	(294,978)

PREFERRED STOCK:
Dividends paid in cash, Series A perpetual preferred	300,815	-
Accretion (Series A and Series B)	-	281,949

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,319,389)	$(576,927)

LOSS PER COMMON SHARE:
Basic	$(0.06)	$(0.01)
Diluted	$(0.06)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	69,253,681	41,074,953
Diluted	69,253,681	41,074,953

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

NET LOSS	$(4,018,574)	$(294,978)

OTHER COMPREHENSIVE INCOME (LOSS):

Commodity derivatives sold	(119,917)	-
Less income taxes	(46,168)	-

Commodity derivatives sold,
net of income taxes	(73,749)	-

Reclassification of (gain) loss on settled commodity derivatives	23,436	(59,166)
Less income taxes	9,023	(22,779)

Reclassification of (gain) loss on settled commodity derivatives,
net of income taxes	14,413	(36,387)

OTHER COMPREHENSIVE INCOME (LOSS)	(59,336)	(36,387)

COMPREHENSIVE LOSS	$(4,077,910)	$(331,365)

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	March 31,
	2015	December 31,
	(Unaudited)	2014
COMMON STOCK, NO PAR VALUE:
Balance at beginning of period: 69,139,869 shares for 2015 and 41,074,950 shares for 2014	$137,469,772	$2,669,465
Sales of 221,159 shares of common stock	298,259	-
Restricted stock awards net of forfeitures (65,638 shares for 2015 and 19,440 shares for 2014)	37,382	488,615
Employee restricted stock awards amortized to equity until vesting date	2,380,768	2,784,023
Restricted stock unit awards (273,907 shares)	-	869,231
Convert preferred stock to 22,883,487 shares of common stock on September 10, 2014	-	107,552,938
Pyramid Oil Company 4,788,085 shares outstanding last day of trading September 10, 2014	-	22,504,000
Fair value of Pyramid Oil Company stock options	-	100,500
Stock awards (100,000 shares) to employees, directors and consultants of Pyramid Oil Company
vested upon the change in control and issued September 11, 2014	-	501,000
Balance at end of period: 69,426,666 shares for 2015 and 69,139,869 shares for 2014	140,186,181	137,469,772

PERPETUAL PREFERRED STOCK - 9.25% CUMULATIVE AND REDEEMABLE,
NO PAR VALUE
Balance at beginning of period: 507,739 shares for 2015 and 0 shares for 2014	9,958,217	-
Sales of 37,769 shares for 2015 and 507,739 shares for 2014	708,590	9,958,217
Balance at end of period: 545,508 shares for 2015 and 507,739 shares for 2014	10,666,807	9,958,217

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	38,801	38,770
Comprehensive income (loss) from commodity derivative instruments, net of income taxes	(59,336)	31
Balance at end of period	(20,535)	38,801

ACCUMULATED EARNINGS (DEFICIT):
Balance at beginning of period	(76,410,404)	(50,596,088)
Net loss	(4,018,574)	(20,225,150)
Series A perpetual preferred stock cash dividends	(300,815)	(224,098)
Preferred stock accretion (Series A and B)	-	(786,536)
Preferred stock cash dividends (Series A and B)	-	(445,152)
Preferred stock dividends paid in kind (Series A and B)	-	(4,133,380)
Balance at end of period	(80,729,793)	(76,410,404)

TOTAL EQUITY	$70,102,660	$71,056,386

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net loss to net cash provided by (used in) operating activities
Net loss	$(4,018,574)	$(294,978)
Decrease in fair value of preferred stock derivative liability	-	(1,472,030)
Depreciation, depletion and amortization of property and equipment	4,141,020	5,726,083
Accretion of asset retirement obligation	162,784	142,144
Stock-based compensation net of capitalized cost	1,738,410	47,913
Amortization of other assets and liabilities	65,145	46,073
Deferred tax expense (benefit)	(1,959,000)	(849,000)
Bad debt expense	11,311	27,128
Write off deferred offering costs	-	1,257,160
Commodity derivatives sold previously recognized in other
comprehensive income	(119,917)	-
Amortization of benefit from commodity derivatives sold	-	(23,437)
Net commodity derivatives mark-to-market loss	3,866,266	978,386

Changes in current operating assets and liabilities:
Accounts receivable	3,680,915	(3,399,563)
Other current assets	206,467	177,018
Accounts payable	(10,800,637)	3,236,430
Other current liabilities	367,639	258,814

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(2,658,171)	5,858,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment	(5,963,281)	(3,237,554)
Proceeds from sale of property	30,442	307,600
Increase in short-term investments	(10,431)	-
Decrease in noncurrent receivable from affiliate	-	95,634

NET CASH USED BY INVESTING ACTIVITIES	(5,943,270)	(2,834,320)

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	$(220,658)	$(178,027)
Change in borrowing on line of credit	5,550,000	(650,000)
Line of credit financing costs	(221,373)	(25,000)
Net proceeds from sale of common stock	298,259	-
Net proceeds from sale of perpetual preferred stock	708,590	-
Cash dividends to preferred shareholders	(300,815)	-
Other	(4,783)	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	5,809,220	(853,027)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(2,792,221)	2,170,794

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,558,322	4,194,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,766,101	$6,365,305

Supplemental disclosure of cash flow information:
Interest payments (net of interest capitalized)	$19,843	$69,130
Interest capitalized	$232,822	$236,901
Supplemental disclosure of significant non-cash activity:
Change in capital expenditures financed by accounts payable	$2,067,297	$928,562

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

UNAUDITED CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments necessary for a fair statement of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  These consolidated financial statements, including notes, have been condensed and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2014 and the notes thereto included with the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on March 30, 2015.

NOTE B – FAIR VALUE MEASUREMENTS

Certain financial instruments are reported at fair value on the Consolidated Balance Sheets.  Under fair value measurement accounting guidance, fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants, i.e., an exit price.  To estimate an exit price, a three-level hierarchy is used.  The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability, into three levels.  Yuma Energy, Inc. (the “Company”) uses a market valuation approach based on available inputs and the following methods and assumptions to measure the fair values of its assets and liabilities, which may or may not be observable in the market.

Fair Value of Financial Instruments (other than Commodity Derivatives, see below) – The carrying values of financial instruments, excluding commodity derivatives, comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments and are considered Level 1.

Derivatives – The fair values of the Company’s commodity derivatives are considered Level 2 as their fair values are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as natural gas and oil forward curves and discount rates, or can be corroborated from active markets or broker quotes.  These values are then compared to the values given by the Company’s counterparties for reasonableness.  The Company is able to value the assets and liabilities based on observable market data for similar instruments, which results in the Company using market prices and implied volatility factors related to changes in the forward curves.  Derivatives are also subject to the risk that counterparties will be unable to meet their obligations.  Because the Company’s commodity derivative counterparty was Société Générale at March 31, 2015, the Company has not considered non-performance risk in the valuation of its derivatives.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques, and at least one significant model assumption or input is unobservable.

	Fair value measurements at March 31, 2015
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Commodity derivatives – oil	$-	$538,035	$-	$538,035
Commodity derivatives – gas	-	360,781	-	360,781
Total assets	$-	$898,816	$-	$898,816

	Fair value measurements at December 31, 2014
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Commodity derivatives – oil	$-	$2,858,387	$-	$2,858,387
Commodity derivatives – gas	-	1,883,259	-	1,883,259
Total assets	$-	$4,741,646	$-	$4,741,646

Derivative instruments listed above include swaps, reverse swaps and three-way collars.  For additional information on the Company’s derivative instruments and derivative liabilities, see Note C – Commodity Derivative Instruments.

Debt – The Company’s debt is recorded at the carrying amount on its Consolidated Balance Sheets.  For further discussion of the Company’s debt, please see Note G – Debt and Interest Expense.  The carrying amount of floating-rate debt approximates fair value because the interest rates are variable and reflective of market rates.

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

The Company elected to discontinue hedge accounting for all commodity derivative instruments beginning with the 2013 financial year.  The balance in other comprehensive income (“OCI”) at year-end 2012 will remain in accumulated other comprehensive income (“AOCI”) until such time that the original hedged forecasted transaction occurs.  The last of these contracts will expire in December 2015.  Starting with year 2013, mark-to-market adjustments to the contracts that were in AOCI at year-end 2012 will not be made to AOCI, but instead are recognized in earnings, as are all other commodity derivative contracts going forward.  As a result of discontinuing the application of hedge accounting, the Company’s earnings are potentially more volatile.  See Note B – Fair Value Measurements for a discussion of methods and assumptions used to estimate the fair values of the Company’s commodity derivative instruments.

Counterparty Credit Risk – Commodity derivative instruments expose the Company to counterparty credit risk.  The Company’s commodity derivative instruments are with Société Générale (“SocGen”) which is rated “A” by Standard and Poor’s, “A2” by Moody’s, “A” by Fitch and “AA(low)” by DBRS.  Commodity derivative contracts are executed under master agreements which allow the Company, in the event of default, to elect early termination of all contracts.  If the Company chooses to elect early termination, all asset and liability positions would be netted and settled at the time of election.

On February 18, 2015, the Company settled all of its natural gas and crude oil options, realizing $4.03 million.  The Company retained its existing natural gas swap positions.  Concurrent with the settlement of the Company’s option positions and during the following day, the Company entered into new swap transactions for crude oil and natural gas for the balance of 2015 and all of 2016.  In addition, the Company entered into three-way collars for 2017 for both natural gas and crude oil.

In conjunction with certain derivative hedging activity, the Company deferred the payment of $153,389 put premiums which was recorded in both current other deferred charges and current other accrued liabilities at year-end 2014 and was for production months January 2015 through December 2015.  The put premium liabilities became payable monthly as the hedge production month became the prompt production month.  The Company amortized the deferred put premium liabilities in January and February 2015; however, the liability for the remainder of the year was settled as part of the $4.03 million settlement.

Commodity derivative instruments open as of March 31, 2015 are provided below.  Natural gas prices are New York Mercantile Exchange (“NYMEX”) Henry Hub prices, and crude oil prices are NYMEX West Texas Intermediate, except for the oil swaps that are based on Argus Light Louisiana Sweet.

	2015		2016	2017
	Settlement		Settlement	Settlement
NATURAL GAS (MMBtu):
Swaps
Volume	1,620,061		298,957	-
Price	$3.14	*	$3.28	-

Reverse Swaps
Volume	193,961		-	-
Price	$4.33		-	-

3-way collars
Volume	-		-	67,361
Ceiling sold price (call)	-		-	$4.03
Floor purchased price (put)	-		-	$3.50
Floor sold price (short put)	-		-	$3.00

CRUDE OIL (Bbls):
Swaps
Volume	147,033		138,286	-
Price	$56.90		$62.27	-

3-way collars
Volume	-		-	113,029
Ceiling sold price (call)	-		-	$77.00
Floor purchased price (put)	-		-	$60.00
Floor sold price (short put)	-		-	$45.00

* Price is a weighted average.

Derivatives for each commodity are netted on the Consolidated Balance Sheets as they are all contracts with the same counterparty.  The following table presents the fair value and balance sheet location of each classification of commodity derivative contracts on a gross basis without regard to same-counterparty netting:

	Fair value as of
	March 31,	December 31,
	2015	2014
Asset commodity derivatives:
Current assets	$944,284	$6,413,935
Noncurrent assets	1,051,539	3,163,891
	1,995,823	9,577,826

Liability commodity derivatives:
Current liabilities	(364,508)	(3,075,398)
Noncurrent liabilities	(732,499)	(1,760,782)
	(1,097,007)	(4,836,180)
Total commodity derivative instruments	$898,816	$4,741,646

Sales of natural gas and crude oil on the Consolidated Statements of Operations are comprised of the following:

	Three Months Ended
	March 31,
	2015	2014

Sales of natural gas and crude oil	$4,572,679	$12,307,018
Gain realized from sale of commodity derivatives	4,030,000	-
Other gains (losses) realized on commodity derivatives	906,834	(996,631)
Gains (losses) unrealized on commodity derivatives	(3,866,266)	(978,386)
Amortized gains from benefit of sold qualified gas options	-	23,438
Total sales of natural gas and crude oil	$5,643,247	$10,355,439

A reconciliation of the components of accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Equity is presented below:

	Three Months Ended		Year Ended
	March 31, 2015		December 31, 2014
	Before tax	After tax	Before tax	After tax

Balance, beginning of period	$63,091	$38,801	$63,041	$38,770
Sale of unexpired contracts previously subject
to hedge accounting rules	(119,917)	(73,749)	-	-
Other reclassifications due to expired contracts
previously subject to hedge accounting rules	23,436	14,413	50	31
Balance, end of period	$(33,390)	$(20,535)	$63,091	$38,801

NOTE D – PREFERRED STOCK

9.25% Series A Cumulative Redeemable Preferred Stock - On October 23, 2014, the Company held an initial closing of its public offering of 9.25% Series A Cumulative Redeemable Preferred Stock, no par value per share, with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”). The Company issued 477,273 shares at a public offering price of $22.00 per share, for gross proceeds of $10,500,006. On October 24, 2014, the Company held an additional closing for 30,466 shares of Series A Preferred Stock at a public offering price of $22.00 per share for gross proceeds of $670,252. In total, the Company received $9,983,335 net of the underwriters’ discount and other expenses. Preferred stock is also net of $25,118 in costs as of December 31, 2014 to initiate an At Market Issuance Sales Agreement (“Sales Agreement) (see Note J – At Market Issuance Sales Agreement).  The $708,590 increase to preferred stock in the first quarter of 2015 represents the net proceeds from the Sales Agreement.  The shares of Series A Preferred Stock trade on the NYSE MKT under the symbol “YUMAprA”. The Series A Preferred Stock cannot be converted into common stock (except upon a change in control and in the event the Company chooses to not redeem the Series A Preferred Stock), but may be redeemed by the Company, at the Company’s option, on or after October 23, 2017 (or in certain circumstances, prior to such date as a result of a change in control of the Company), at a redemption price of $25.00 per share plus any accrued and unpaid dividends.  The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless repurchased, redeemed or converted into common stock in connection with a change in control.  Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, cumulative dividends at the rate of 9.25% per annum (the dividend rate) based on the liquidation price of $25.00 per share of the Series A Preferred Stock, payable monthly in arrears on each dividend payment date, with the first payment date of December 1, 2014.  The Series A Preferred Stock is presented in the permanent equity section of the financial statements.

NOTE E – STOCK-BASED COMPENSATION

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

A summary of the status of the RSAs and changes for the three months ended March 31, 2015 is presented below.

	Number of	Weighted
	unvested	average
	RSA	grant-date
	shares	fair value

Unvested shares as of January 1, 2015	1,952,671	$3.40 per share
Granted on March 12, 2015	183,623	$2.67 per share
Vested	(65,638)	$3.14 per share
Forfeited	(50,991)	$3.88 per share
Unvested shares as of March 31, 2015	2,019,665	$3.33 per share

Pyramid Oil Company issued stock options as compensation for non-employee members of its board of directors under the Pyramid Oil Company 2006 Equity Incentive Plan.  The options vested immediately, and are exercisable for a five-year period from the date of the grant.

The following is a summary of the Company’s stock option activity.

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	life (years)	value

Outstanding at December 31, 2014	105,000	$5.17	3.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2015	105,000	$5.17	3.41	$-

Vested at March 31, 2015	105,000	$5.17	3.41	$-
Exercisable at March 31, 2015	105,000	$5.17	3.41	$-

As of March 31, 2015, there were no unvested stock options or unrecognized stock option expenses.

The following table summarizes the information about stock options outstanding and exercisable at March 31, 2015.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted		Weighted
		average	average		average
Exercise	Number of	remaining	exercise	Number of	exercise
price	shares	life (years)	price	shares	price

$5.40	5,000	1.17	$5.40	5,000	$5.40
$5.16	100,000	3.52	$5.16	100,000	$5.16
	105,000			105,000

On April 1, 2013, the Company granted 163 Restricted Stock Units or “RSUs” to employees. Based on the exchange ratio of the merger, the RSUs converted into 123,446 RSUs.  Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  In order to vest, an employee must have continuous service with the Company from time of the grant through April 1, 2016, the vesting date.  The RSUs may be settled in cash and do not require the eventual issuance of common stock (although it is an election available to the Company); consequently, the awards are liability-based and the booked valuation will change as the market value for common stock changes.  At March 31, 2015, the RSUs were valued at the closing price of the common stock of the Company on that date.  Compensation expense is recognized over the three-year vesting period.

A summary of the status of the unvested RSUs and changes during the three months ended March 31, 2015 is presented below.

		Weighted
	Number of	average
	unvested	grant-date
	RSUs	fair value

Unvested shares as of January 1, 2015	95,424	$2.72 per share
Granted, forfeited, or other changes	-
Unvested shares as of March 31, 2015	95,424	$2.72 per share

NOTE F – EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Potential common stock equivalents are determined using the “if converted” method.

Potentially dilutive securities for the computation of diluted weighted average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2015	2014

Series A Preferred Stock	-	14,295,501
Series B Preferred Stock	-	7,565,044
Restricted Stock Awards	1,910,349	1,952,416
Restricted Stock Units	95,424	113,601
	2,005,773	23,926,562

The Series A and Series B Preferred Stock was converted to common stock on September 10, 2014.  The Company excludes preferred stock and stock-based awards whose effect would be anti-dilutive from the calculation.  For the three months ended March 31, 2015 and 2014, adjusted earnings were losses, therefore common stock equivalents were excluded from the calculation of diluted net loss per share of common stock, as their effect was anti-dilutive.

NOTE G – DEBT AND INTEREST EXPENSE
	March 31,	December 31,
	2015	2014
Variable rate revolving credit agreement payable to Société Générale,
OneWest Bank, FSB, and LegacyTexas Bank, maturing
May 20, 2017, secured by the stock of Exploration and its
interest in POL, and guaranteed by The Yuma Companies, Inc.	$28,450,000	$22,900,000

Installment loan due June 11, 2015, originating from the
financing of insurance premiums at 3.76% interest rate.	62,185	154,750

Installment loan due February 28, 2015, originating from the
financing of insurance premiums at 3.65% interest rate.	-	128,093
	28,512,185	23,182,843
Less: current portion	(62,185)	(282,843)
Total long-term debt	$28,450,000	$22,900,000

On January 23, 2015, our wholly owned subsidiary, Yuma Exploration and Production Company, Inc. (“Exploration”), entered into the Sixth Amendment (the “Sixth Amendment”) to the credit agreement dated August 10, 2011 with SocGen as Administrative Agent and Issuing Bank, and each of the lenders and guarantors.  Pursuant to the Sixth Amendment, (i) the borrowing base under the credit agreement remained at $40.0 million until the next borrowing base redetermination date which occurred on April 7, 2015, subject to a loan covenant requiring a ten percent availability under the line in order to pay dividends on any preferred stock, (ii) the Company may issue additional series of preferred stock subject to certain restrictions, (iii) the definition of “Change of Control” was amended and restated; (iv) the Company pledged the stock of Exploration; (v) Exploration pledged its interest in its wholly owned subsidiary, Pyramid Oil LLC (“POL”), and (vi) the oil and natural gas properties held by the Company in the state of California were transferred from the Company to POL and were mortgaged under the credit agreement.  In addition, Exploration’s properties in North Dakota were mortgaged.  On April 7, 2015, Exploration entered into the Seventh Amendment to the credit agreement, which reduced the Company’s borrowing base to $33.0 million, with an additional $3.0 million non-conforming borrowing base that expires on September 1, 2015.  See Note L – Subsequent Events for a discussion of the Seventh Amendment.

The following summarizes interest expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014

Credit agreement	$241,294	$317,911
Credit agreement commitment fees	15,828	9,594
Amortization of credit agreement loan costs	65,144	46,073
Insurance installment loan	1,726	646
Other interest charges	837	2,096
Capitalized interest	(232,822)	(236,901)
Total interest expense	$92,007	$139,419

The terms of the credit agreement require Exploration to meet a specific current ratio, interest coverage ratio, and a funded debt to EBITDA ratio.  In addition, the credit facility requires the guarantee of The Yuma Companies, Inc., a wholly owned subsidiary of the Company.  Exploration was in compliance with the loan covenants as of March 31, 2015.

NOTE H – INCOME TAXES

The following summarizes the income tax expense (benefit) and effective tax rates:

	Three Months Ended
	March 31,
	2015	2014

Consolidated net income (loss) before income taxes	$(5,977,574)	$(1,143,978)
Income tax expense (benefit)	(1,959,000)	(849,000)
Effective tax rate	33%	74%

The differences between the U.S. federal statutory rate of 35% and the Company’s effective tax rates for the three months ended March 31, 2015 and 2014 are due primarily to the tax effects of the excess of book basis over the tax basis in the full cost pool and net operating loss carryforwards.  The three month period ended March 31, 2014 also included the tax effect of nondeductible changes in fair value of preferred stock derivative liability for each period.

The Company knows of no uncertain tax positions and has no unrecognized tax benefits for the three months ended March 31, 2015 or March 31, 2014.  When the Company believes that it is more likely than not that a net operating loss or credit may expire unused, it establishes a valuation allowance against that loss or credit.  No valuation allowance has been established as of March 31, 2015 or March 31, 2014.

NOTE I – MERGER WITH PYRAMID OIL COMPANY AND GOODWILL

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

The merger was accounted for as a business combination in accordance with ASC 805 Business Combinations (“ASC 805”).  ASC 805, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values.  Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition.  Certain assets and liabilities may be adjusted as additional information is obtained; but no later than one year from the acquisition date.  No such adjustments were made in the first quarter of 2015.  The provisions of ASC 350, on Intangibles – Goodwill and Other require that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment, or more frequently if events occur or circumstances change that could potentially result in impairment.  The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units; however, the Company has only one reporting unit.  The Company performs its goodwill impairment test annually, using a measurement date of July 1, or more often if circumstances require.

The following unaudited pro forma combined results of operations are provided for the three months ended March 31, 2014 as though the merger had been completed as of January 1, 2014.  These pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of Pyramid.  Pyramid’s historical depletion of oil and gas property was also adjusted to reflect the change to full cost accounting.  These supplemental pro forma results of operations are provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented or that may be achieved by the combined company in the future.  The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the merger or any estimated costs that will be incurred to integrate Pyramid.  Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

Three months ended
March 31, 2014

Revenues	$11,640,531
Net loss	$(565,726)
Net loss per share:
Basic	$(.01)
Diluted	$(.01)

First quarter 2014 non-recurring transaction costs of $325,199 related to the merger, and costs of $1,263,885 to explore other options for a public listing are included in the Consolidated Statements of Operations as general and administrative expenses; however, these non-recurring transaction costs have been excluded from the pro forma results in the above table.

For the three months ended March 31, 2015, the Company recognized $519,179 from sales of natural gas and crude oil less lease operating expenses, depletion and other operating expenses of $1,010,052 related to properties acquired in the merger.

NOTE J – AT MARKET ISSUANCE SALES AGREEMENT

The Company entered into an At Market Issuance Sales Agreement (“Sales Agreement”) with an investment banking firm (the “Agent”) on December 19, 2014.  Under the Sales Agreement, the Company may sell both common stock and Series A Preferred Stock pursuant to the Registration Statement on Form S-3 of the Company filed on November 5, 2013 (Registration No. 333-192094), which became effective under the Securities Act on November 21, 2013.  Under the Sales Agreement, the Company may offer and sell up to $18,829,742 in the aggregate of common stock and Series A Preferred Stock from time to time through the Agent.  Upon the Company’s delivery and the Agent’s acceptance of a placement notice, the Agent will use its commercially reasonable efforts, consistent with its sales and trading practices, to sell any shares subject to the placement notice.  The Company initiated the sales of securities under the Sales Agreement on February 18, 2015, and as of March 31, 2015, the Company has sold the following securities for the net proceeds listed below (also see Note L – Subsequent Events).

	Shares	Net Proceeds

Common Stock	221,159	$298,259
Series A Preferred Stock	37,769	$708,590
Total		$1,006,849

NOTE K – CONTINGENCIES

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

On July 9, 2014, Nabors Drilling USA, L.P. and other Nabors entities and Yuma Energy, Inc. and several of its wholly owned subsidiaries were named in a lawsuit filed in the District Court of Harris County, Texas, in the 80th Judicial District, concerning the death of an employee of Timco Services during the drilling of the Crosby 12-1 well.  The Company has tendered its defense to its liability insurance carriers who are responding.  There has been one mediation session, and discussions are continuing.  Management believes that the Company has adequate insurance to meet this potential claim.

2.   Environmental Remediation Contingencies

As of March 31, 2015, there were no known environmental or other regulatory matters related to the Company’s operations that were reasonably expected to result in a material liability to the Company.  The Company’s operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

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

The Company tendered its defense to its liability insurance carriers, who are responding. On February 13, 2015, the federal judge adjudicating the matter granted defendants “Joint Motion to Dismiss for Failure to State a Claim Under Rule 12(b)(6)”, thereby dismissing plaintiff’s claims with prejudice in the matter.  On February 20, 2015, the Board of Orleans filed a notice of appeal to the U. S. Fifth Circuit.  The Company will continue to contest plaintiff’s legal arguments and factual assertions.  At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s books.

NOTE L – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2015, the date these financial statements were available to be issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except as noted below or already recognized or disclosed in the Company’s filings with the SEC.

1.           Seventh Amendment to Credit Agreement

On April 7, 2015, Exploration entered into the Seventh Amendment (the “Seventh Amendment”) to that certain credit agreement dated August 10, 2011 with SocGen as Administrative Agent and Issuing Bank, and each of the lenders and guarantors.

Pursuant to the Seventh Amendment, the borrowing base under the credit agreement was adjusted to a $33.0 million conforming borrowing base and a $3.0 million additional non-conforming borrowing base, for a total of $36.0 million until the next borrowing base redetermination date scheduled for June 15, 2015, subject to a loan covenant requiring a ten percent availability under the line (conforming plus non-conforming) in order to pay dividends on any preferred stock.

2.           Sales of Securities

The Company entered into a Sales Agreement with an investment banking firm as described in Note J – At Market Issuance Sales Agreement.  Subsequent to March 31, 2015 and through May 11, 2015, the Company has sold and issued the following securities for the net proceeds (net of brokerage expenses only) listed below.

	Shares	Net Proceeds

Common Stock	1,005,381	$978,049
Series A Preferred Stock	9,088	$179,189
Total		$1,157,238

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto, included in Part I, Item 1 of this Quarterly Report on Form 10-Q and should further be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this report are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” could,” “should,” “project,” “intends,” “plans,” “pursue,” “target,” “continue,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” or “potential,” the negative of such terms or variations thereon, or other comparable terminology. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section included in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:

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

Our Key Strengths and Competitive Advantages

We believe the following key strengths and competitive advantages will allow us to successfully execute our business strategy:

➢
Extensive technical knowledge and history of operations in the Gulf Coast region. Since 1983 Yuma Co. or its predecessor has operated in the Gulf Coast region, which is an area that extends through Texas, Louisiana and Mississippi. Our extensive understanding of the geology and experience in interpreting well control, and 3-D seismic data in this area provides us with a competitive advantage in exploring and developing projects in the Gulf Coast region. We have cultivated amicable and mutually beneficial relationships with acreage owners in this region and adjacent oil and natural gas operators, which generally provides for effective leasing and development activities.

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

First Quarter 2015 Highlights

➢
During the first quarter of 2015, we successfully drilled our Anaconda prospect, the Talbot 23-1 well, where we hold approximately a 45.0% working interest after casing point.  This single well prospect is unique in that it encountered both Hackberry and Marg Tex objectives.  In the Marg Tex interval, the well logged approximately 45 feet of hydrocarbon bearing pay in four Marg Tex sands.  In the Hackberry interval, we logged approximately 45 feet of hydrocarbon bearing pay in two Hackberry sands.  Completion operations for this well are currently under way and we expect to have the well on-line during the second quarter.

➢
During the first quarter and into the second quarter of 2015, we focused on improving our core base of production in three of our legacy properties, Lake Fortuna, Gardner Island and Branville Bay.  While production was down for the first quarter as compared to the fourth quarter of 2014, we believe that this work program, when completed, will result in increased production going forward.

Operational Overview

Greater Masters Creek Field – Allen, Vernon, Rapides and Beauregard Parishes, Louisiana.  In the fourth quarter of 2014, we completed our second operated Austin Chalk well, the Crosby 14-1, which was drilled vertically to approximately 15,000 feet to the top of the Austin Chalk formation and then 3,100 feet horizontally in the Austin Chalk formation.  Upon completion of the Crosby 14-1, we shut the well in to install surface facilities and to drill a salt water disposal well.  In December 2014, we produced the well for three days to test and complete the installation of the facilities.  In January of 2015 we began to produce and clean-up the production from the Crosby 14-1 well, and subsequently drilling mud and cuttings accumulated in the well which prevented it from flowing.  Work-over operations are being evaluated to bring the well back on production.  We hold a 61% working interest in this well.

La Posada,  Bayou Hebert Field – Vermilion Parish, Louisiana.  In November 2014, after encountering excess water production relating to the La Posada wells, the operator reconfigured the production facilities and gross production averaged approximately 52.6 MMcf/d of natural gas and 970 Bbl/d of oil (4.7 MMcf/d and 87 Bbl/d net) during the fourth quarter of 2014.  During the last week in January 2015, the operator completed the installation of higher capacity water handling equipment to handle increased water production from the Broussard No. 2 and the Thibodeaux No. 1.  With the installation of this equipment, the operator plans to optimize gas production within the water handling limits of the upgraded facilities.  As of April 30, 2015, the field was producing approximately 57 MMcf/d of natural gas and 1,100 Bbl/d of oil gross (5.1 MMcf/d and 99 Bbl/d net).  Future potential production increases and the timing of potentially recompleting the Thibodeaux No. 1 from its current “C” zone to the overlying “B” zone will depend on the performance and optimization of the wells.

Livingston Prospects – Livingston Parish, Louisiana. In January of 2015, the Blackwell 39-1 was drilled and completed.  We anticipate finishing the installation of power and placing the Blackwell 39-1 on artificial lift during the second quarter of 2015.

In the field, we currently have four wells producing from the lower Tuscaloosa sands and three wells producing from the Wilcox.  Daily production from the seven wells during the three months ended March 31, 2015 was approximately 426 Bbl/d of oil gross (104 Bbl/d net).

Lake Fortuna Field (Raccoon Island) – St. Bernard Parish, Louisiana.  During the first quarter of 2015, we temporarily shut in a portion of the field to repair the salt water disposal well and upgrade facilities which curtailed production and consequently resulted in lower revenues from the field.  During the second quarter, we brought production back online to approximately 190 Bbls/d gross (125 Bbls/d net) and are currently evaluating additional efficiency enhancements and facility upgrades and plan to perform those operations during the second and third quarters of 2015 to improve production from the field.

Gardner Island and Branville Bay – St. Bernard Parish, Louisiana.  During the first quarter of 2015, we performed additional repair work on the salt water disposal well servicing the two fields and performed upgrades to the production facilities.  The repairs and upgrades were completed in April 2015 and production from the field has been restored.

Amazon 3-D Project – Calcasieu and Jefferson Parishes, Louisiana.  During the first quarter of 2015, we finished drilling our Anaconda prospect, the Talbot 23-1, where we hold approximately a 45% working interest after casing point. This single well prospect is unique in that it encountered both Hackberry and Marg Tex objectives.

In the Marg Tex interval, the well logged approximately 45 feet of hydrocarbon bearing pay in four Marg Tex sands.  In the Hackberry interval, we logged approximately 45 feet of hydrocarbon bearing pay in two Hackberry sands.  Completion operations for this well are currently under way.

Cat Canyon Field – Santa Barbara County, California.  We plan to drill our first operated well on this property in 2015.  We are currently in the process of permitting the well.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. For a detailed description of our accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.

Sales and Other Operating Revenues

The following table presents the net quantities of oil, natural gas and natural gas liquids produced and sold by us for the three months ended March 31, 2015 and 2014, and the average sales price per unit sold.

	Three Months Ended March 31,
	2015	2014
Production volumes:
Crude oil and condensate (Bbl)	63,636	62,887
Natural gas (Mcf)	490,136	855,889
Natural gas liquids (Bbl)	16,172	31,326
Total (Boe) (1)	161,497	236,861

Average prices realized:
Excluding commodity derivatives (both realized and unrealized)
Crude oil and condensate (per Bbl)	$46.49	$101.41
Natural gas (per Mcf)	$2.74	$5.08
Natural gas liquids (per Bbl)	$16.11	$44.73
Including commodity derivatives (realized only)
Crude oil and condensate (per Bbl)	$94.34	$95.41
Natural gas (per Mcf)	$6.60	$4.38
Natural gas liquids (per Bbl)	$16.11	$44.73

(1)	Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).

The following table presents our revenues for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Sales of natural gas and crude oil:
Crude oil and condensate	$2,958,270	$6,377,088
Natural gas	1,342,075	4,345,599
Natural gas liquids	260,566	1,401,246
Realized gain/(loss) on commodity derivatives	4,936,833	(973,194)
Unrealized gain/(loss) on commodity derivatives	(3,866,266)	(978,386)
Gas marketing sales	11,769	183,086

Other revenue	270,018	241,493
Total revenues	$5,913,265	$10,596,932

Sale of Crude Oil and Condensate

Crude oil and condensate are sold through month-to-month evergreen contracts. The prices for our production from our Louisiana properties are tied to an index or a weighted monthly average of posted prices with certain adjustments for gravity, BS&W (Basic Sediment and Water) and transportation. Generally, the index or posting is based on WTI (West Texas Intermediate) and adjusted to LLS (Light Louisiana Sweet) or HLS (Heavy Louisiana Sweet). For the three months ended March 31, 2015 and 2014, LLS postings averaged $3.74 and $5.69 over WTI, respectively.  Pricing for the California properties is based on an average of specified posted prices, adjusted for gravity, transportation, and for one field, a market differential.

Crude oil volumes increased by 1.19% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  New production from the Pyramid merger and the Nettles 39-1 well was largely offset by reductions from Crosby 12-1 and the La Posada wells.  There was a $54.92, or 54.2%, decrease in price per Bbl for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Sale of Natural Gas and Natural Gas Liquids

Our natural gas is sold under multi-year contracts with pricing tied to either first of the month index or a monthly weighted average of purchaser prices received. Natural gas liquids are also sold under multi-year contracts usually tied to the related natural gas contract. Pricing is based on published prices for each product or a monthly weighted average of purchaser prices received.  For the three months ended March 31, 2015 and 2014, Henry Hub large package index postings averaged $2.99 and $4.95 respectively, a 39.6% decrease per MMBtu.

For the three months ended March 31, 2015 compared to the same period in 2014, a 42.73% decrease in natural gas volumes sold was due to reduced production at the Broussard No. 2, Crosby 12-1, Quinn 13-1 and the Thibodeaux No. 1 wells, partially offset by the increases from the Broussard No. 1.    During the three months ended March 31, 2015, natural gas prices decreased $2.34 per Mcf, or 46.06% compared to the same period in 2014.

Gas Marketing

Gas marketing sales are natural gas volumes purchased from certain of our operated wells and the aggregated volumes sold with a mark-up of $.03 per MMBtu. Our wholly owned subsidiary, Texas Southeastern Gas Marketing Company, purchases and sells natural gas on the behalf of the Company and our working interest partners.

 Lease Operating Expenses

Our lease operating expenses (“LOE”) and LOE per Boe for the three months ended March 31, 2015 and 2014, are set forth below:

	Three Months Ended March 31,
	2015	2014
Lease operating expenses	$3,223,116	$3,658,505

LOE per Boe	$19.95	$15.45

LOE includes all costs incurred to operate wells and related facilities, both operated and non-operated. In addition to direct operating costs such as labor, repairs and maintenance, equipment rentals, materials and supplies, fuel and chemicals, LOE also includes severance taxes, product marketing and transportation fees, insurance, ad valorem taxes and operating agreement allocable overhead. LOE excludes costs classified as re-engineering and workovers. If severance and ad valorem taxes were not included in the above table, LOE would have been reduced by $716,410 and $1,192,727 during the three months ended March 31, 2015 and 2014, respectively, and operating costs per barrel of oil equivalent would have been reduced to $15.52 and $10.41 for the three months ended March 31, 2015 and 2014, respectively.

LOE was $3,223,116 for the three months ended March 31, 2015 compared to $3,658,505 for the same period in 2014, a decrease of $435,389, or 11.9%.  Included in expenses for the three months ended March 31, 2015, was $548,237 of LOE from Pyramid.  Excluding the Pyramid LOE the decrease was $983,626, or 26.9%.  Of that, $747,464 comes from reduced production taxes and marketing/transportation expenses, a consequence of lower sales volumes and prices.  Much of the other LOE is not variable and therefore does not decrease at the same rate as production, as can be seen in the higher LOE per Boe rates for the three months ended March 31, 2015.  However, almost half of the increase in the LOE per Boe is attributable to the addition of Pyramid for the three months ended March 31, 2015.

Re-engineering and Workovers

Re-engineering and workover expenses include the costs to restore or enhance production in current producing zones as well as costs of significant non-recurring operations.

Workover expenses for the three months ended March 31, 2015 totaled $494,429 compared to $1,510 for the same period in 2014.  Workover expenses increased principally from projects at Weyerhaeuser 57-2 and 57-3 of $39,504, Raccoon Island of $46,622, and  the Main Pass Block 4 salt water disposal well of $389,707.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
	2015	2014
General and administrative
Stock-based compensation	$2,412,743	$56,122
Capitalized	(674,333)	(8,208)
Net stock-based compensation	1,738,410	47,914

Other	2,583,934	3,901,702
Capitalized	(641,704)	(751,631)
Net Other	1,942,230	3,150,071

Net general and administrative	$3,680,640	$3,197,985

G&A expenses primarily consist of overhead expenses, employee remuneration and professional and consulting fees. We capitalize certain G&A expenditures when they satisfy the criteria for capitalization under GAAP as relating to oil and natural gas exploration activities following the full cost method of accounting.

The net change in G&A expenses for the three months ended March 31, 2015 compared to the same period in 2014 was an increase of $482,655, or 15%.  Increases in headcount and other general overhead expenses, including the addition of the Pyramid field office after the merger, account for the increase over the same period in 2014.

Two items accounted for higher than normal G&A costs in each of the three month periods ended March 31, 2015 and 2014.  Stock-based compensation in the period ended March 31, 2015 increased substantially over the same period in 2014 as a direct result of the closing of the merger.  Over several years preceding the merger, we granted restricted stock awards dependent on the Company becoming a publicly traded company.  Once that condition had been satisfied, we began amortizing the fair market value of these awards over the remaining service period required for vesting.  The result of this change was a $1,690,497 increase for the three months ended March 31, 2015 compared to the same period in 2014 for net stock-based compensation costs.  Additionally, during the three months ended March 31, 2014, we had non-recurring professional costs associated with the merger and costs to explore other public listing options which totaled $1,589,130.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) for the three months ended March 31, 2015 and 2014is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Depreciation, Depletion and Amortization	$4,141,020	$5,726,083

The net Boe quantities of oil, natural gas and natural gas liquids produced and sold by us decreased by 32% for the three months ended March 31, 2015 compared to the same period in 2014.  This decrease in production was the primary factor for the 28% decrease in DD&A over the respective periods.  See “Sales and Other Operating Revenues” above for the oil and natural gas production.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

The following table reconciles reported net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net Income	$(4,018,574)	$(294,978)
Add: Depreciation, depletion & amortization of property and equipment	4,141,020	5,726,083
Add: Interest expense, net of interest income and amounts capitalized	79,142	138,370
Deduct: Income tax benefit	(1,959,000)	(849,000)
EBITDA	(1,757,412)	4,720,475

Add: Costs to obtain a public listing	-	1,589,130
Deduct: Decrease in value of preferred stock derivative liability	-	(1,472,030)
Add: Stock-based compensation net of capitalized cost	1,738,410	47,913
Add: Accretion of asset retirement obligation	162,784	142,144
Deduct: Amortization of benefit from commodity derivatives sold	-	(23,436)
Add: Net commodity derivatives mark-to-market loss	3,866,266	978,386
Adjusted EBITDA	$4,010,048	$5,982,582

“EBITDA” represents earnings before interest, taxes, depreciation, depletion and amortization, and is a non-GAAP financial measure. Because we make other adjustments to our EBITDA formula by considering the change in the preferred stock derivative liability, accretion of asset retirement obligations, costs to obtain a public listing, and changes in commodity derivative values, management refers to this metric as Adjusted EBITDA and it is provided as an additional metric that is used by our board of directors and management to measure operating performance and trends. Adjusted EBITDA for the three months ended March 31, 2015 decreased from the same period in 2014 by $1,972,534, or 33%.

Adjusted EBITDA is presented based on management’s belief that it will enable a user of the financial information to understand the impact of these items on reported results. Additionally, this presentation provides a helpful comparison to similarly adjusted measurements of prior periods.  Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered as an alternative to net income, earnings per share and cash flow from operations, as defined by GAAP.  Adjusted EBITDA may not be comparable to similarly named non-GAAP financial measures that other companies may use and may not be useful in comparing the performance of those companies to our performance.

Interest Expense

Our interest expense for the three months ended March 31, 2015 and 2014 is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Interest expense	$324,829	$376,320
Interest capitalized	(232,822)	(236,901)
Net	$92,007	$139,419

Bank debt	$28,450,000	$30,565,000

Weighted averages for outstanding debt on our revolving credit facility were $27,337,889 and $32,324,444 for the three months ended March 31, 2015 and 2014, respectively.  Funds from the new perpetual preferred stock issued during October 2014 were used to pay down the credit facility by $11.1 million as was $4.03 million from the February 2015 sale of oil and natural gas derivative contracts.

Income Tax Expense

We recorded an income tax benefit of $1,959,000 on a pre-tax net loss of $5,977,574 resulting in an effective tax rate of 33% for the three months ended March 31, 2015. For the three months ended March 31, 2014, we recorded an income tax benefit of $849,000 on a pre-tax loss of $1,143,978, resulting in an effective tax rate of 74%.  Income of $1,472,030 from the change in fair value of the Series A and Series B Preferred Stock derivative liabilities included in the pre-tax net income for the three months ended March 31, 2014 is not recognized for tax purposes.

Additionally, differences between the U.S. federal statutory rate of 35% and our effective tax rates are due to the tax effects of the excess of book carrying value over the tax basis in the full cost pool and the net operating loss carryforwards for each period.

Liquidity and Capital Resources

Cash Flows

The change in our cash for the three months ended March 31, 2015 and 2014 is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Cash flows provided by (used for) operating activities	$(2,658,171)	$5,858,141
Cash flows used for investing activities	(5,943,270)	(2,834,320)
Cash flows provided by (used for) financing activities	5,809,220	(853,027)
Net increase (decrease) in cash	$(2,792,221)	$2,170,794

Cash Flows From Operating Activities

Cash flows from operations for the three months ended March 31, 2015 decreased 145% over the same period in 2014 due to decreased production of 31.8% for the Crosby 12-1, the Quinn 13-1, and the La Posada wells. Although the Company realized prices of $6.60 per Mcf for natural gas and $94.34 per Bbl for crude oil for the three months ended March 31, 2015, these values reflect the realization of $4.03 million through the sale of all of our crude oil and natural gas options (while retaining swap contracts) during February 2015. In addition, there was a $6.55 million change in current operating assets and liabilities for the three months ended March 31, 2015, driven by a $10.80 million reduction in accounts payable. The combination of a drawdown on the revolving credit agreement, a reduction in drilling expenditures and a reduction in revenues distributed to the change in accounts payable.

Cash Flows From Investing Activities

	Three Months Ended March 31,
	2015	2014

Acquisition of acreage and new properties	$865,430	$1,554,691
Drilling and completion	2,637,473	1,255,959
Recompletions, capital workovers and plugging and abandoning (“P&A”)	361,361	(540,140)
Total oil and natural gas investing activities	3,864,264	2,270,510
Corporate office property and equipment purchases	31,720	38,482
Total cash used for capitalized expenditures on property and equipment	3,895,984	2,308,992
Proceeds from sale of property	(30,442)	(307,600)
Increase in short-term investments	10,431	-
Decrease in noncurrent receivable from affiliate	-	(95,634)
Cash flows used for investing activities, including accounts payable	3,875,973	1,905,758
Change in capital expenditures financed by accounts payable	2,067,297	928,562
Cash flows used for investing activities	$5,943,270	$2,834,320

During the three months ended March 31, 2015, the Amazon 3-D Project accounted for $2,322,087 of our total oil and natural gas investing activities.  Of that, $2,270,168 was spent on the drilling of the Talbot 23-1 well and related Anaconda prospect costs.  At the Greater Masters Creek Field, $842,653 was spent primarily on the completion of the Crosby 14-1 and its salt water disposal well.  At the Livingston 3-D Project, $577,215 was spent, with most of the expenditures going to the completion of the Blackwell 39-1 well and related Musial prospect costs.

For the three months ended March 31, 2014, lease related costs of $590,543 were incurred on the Austin Chalk Phase I and II, a part of the Greater Masters Creek Field, while $1,060,550 was incurred in the drilling of the Crosby 14-1, an Austin Chalk Phase II well.  We incurred $315,516 of geological and geophysical costs in evaluating the California producing properties of Pyramid Oil Company.  A net credit of $671,553 for insurance recovery on the Grief Bros No. 1 created a credit balance for recompletions, capital workovers and P&A for the period.

Cash Flows From Financing Activities

Our cash flows, both in the short-term and the long-term, are impacted by highly volatile oil and natural gas prices. Although we seek to mitigate this risk by hedging a significant portion of  future crude oil and natural gas production out three years (three to five years historically), a significant deterioration in commodity prices negatively impacts revenues, earnings, and cash flows, capital spending, and potentially our liquidity.  Sales volumes and costs also impact cash flows; however, these historically have not been as volatile or as impactful as commodity prices in the short-term.

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

At March 31, 2015, we had a $40.0 million conforming borrowing base providing available borrowing capacity of $11.55 million.  On April 7, 2015, we entered into the Seventh Amendment to the credit agreement which provides for a $33.0 million conforming borrowing base and a $3.0 million non-conforming borrowing base, providing a total borrowing base of $36.0 million.  This amendment to the credit agreement provides available borrowing capacity of $7.5 million as of May 11, 2015.  The borrowing base will be reviewed again on June 15, 2015.

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Credit Facility:
Balances outstanding, beginning of year	$22,900,000	$31,215,000
Activity	5,550,000	(8,315,000)
Balances outstanding, end of period	$28,450,000	$22,900,000

Other than the credit facility, we had debt of $62,185 and $282,843 at March 31, 2015 and December 31, 2014, respectively, from installment loans financing oil and natural gas property insurance premiums.  We had a cash balance of $8.8 million and short-term investments of $1.2 million at March 31, 2015.

Hedging Activities

Current Commodity Derivative Contracts

We seek to reduce our sensitivity to oil and gas price volatility and secure favorable debt financing terms by entering into commodity derivative transactions which may include fixed price swaps, price collars, puts, calls and other derivatives. We believe our hedging strategy should result in greater predictability of internally generated funds, which in turn can be dedicated to capital development projects and corporate obligations.

Fair Market Value of Commodity Derivatives

	March 31, 2015		December 31, 2014
	Oil	Gas	Oil	Gas
Assets
Current	$240,395	$339,381	$1,851,542	$1,486,995
Noncurrent	297,640	21,400	1,006,845	396,264

Liabilities
Current	-	-	-	-
Noncurrent	-	-	-	-

Assets and liabilities are netted within each commodity on the Consolidated Balance Sheets as all contracts are with the same counterparty. For the balances without netting, refer to Item 1. Unaudited Condensed Notes to the Consolidated Financial Statements, Note C – Commodity Derivative Instruments.

The fair market value of our commodity derivative contracts in place at March 31, 2015 and December 31, 2014 were net assets of $898,816 and $4,741,646, respectively.  We sold all of our oil and natural gas options (while retaining swap contracts) in February 2015 for $4.03 million, accounting for the decrease in market value from December 31, 2014. New swaps and options contracts were concurrently initiated for the remainder of 2015 through 2017.

We expect to reclassify losses on commodity derivatives of $20,535 net after taxes into earnings from accumulated other comprehensive income during the remaining nine months of 2015; however, actual cash settlement gains and losses recognized may differ materially.  Other comprehensive income for commodity derivatives will be gone at the end of 2015.

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

Commitments and Contingencies

We had the following contractual obligations and commitments as of March 31, 2015:

		Commodity
		Derivatives	Operating	Asset Retirement
	Debt (1)	Assets (2)	Leases	Obligations
2015	$62,185	$432,695	$426,016	$-
2016	-	261,434	575,868	-
2017	28,450,000	204,687	561,106	2,863,820
2018	-	-	2,264	777,044
2019	-	-	-	334,280
Thereafter	-	-	-	8,710,458
Totals	$28,512,185	$898,816	$1,565,254	$12,685,602

(1)
Does not include future commitment fees, interest expense or other fees because the credit agreement is a floating rate instrument, and we cannot determine with accuracy the timing of future loans, advances, repayments or future interest rates to be charged.

(2)
Represents the estimated future payments under our oil and natural gas derivative contracts based on the future market prices as of March 31, 2015. These amounts will change as oil and natural gas commodity prices change.

Off Balance Sheet Arrangements

We do not have any balance sheet arrangements, special purpose entities, financing partnerships or guarantees (other than our guarantee of our wholly owned subsidiary’s credit facility).

Recent Developments

Merger – Change in Management, Control and Business Strategy

On September 10, 2014, a wholly owned subsidiary of the Company merged with and into Yuma Energy, Inc., a Delaware corporation (“Yuma Co.”), in exchange for 66,336,701 shares of common stock and changed our name to “Yuma Energy, Inc.” (the “merger”). As a result of the merger, the former Yuma Co. stockholders received approximately 93% of the then outstanding common stock of the Company and thus acquired voting control. Although the Company was the legal acquirer, for financial reporting purposes the merger was accounted for as a reverse acquisition of the Company by Yuma Co.

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

Series A Preferred Stock Offering

On October 23 and 24, 2014, we closed a public offering of 507,739 shares of our 9.25% Series A Cumulative Redeemable Preferred Stock, no par value per share, with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”), at a public offering price of $22.00 per share, with aggregate net proceeds of $9,983,335, net of the underwriters discount and other expenses.

At Market Issuance Sales Agreement

On December 19, 2014, we entered into an At Market Issuance Sales Agreement (the “sales agreement”) with an investment banking firm (the “Agent”). Under this sales agreement, we could issue and sell from time to time, up to $18,829,742 in the aggregate of shares of our Series A Preferred Stock and shares of our common stock. The offer and sale of these shares are registered under a shelf registration statement filed with the SEC on November 21, 2013. The sales agreement provides that our Series A Preferred Stock and our common stock will be sold at market prices prevailing at the time of the sale of such shares, at no discount to market. We were not obligated to make any sales under the sales agreement. We have agreed to pay the Agent a commission rate of up to 6.0% of the gross proceeds from the sale of shares of Series A Preferred Stock and shares of our common stock sold through the Agent under the sales agreement, reimburse the Agent for certain expenses incurred in connection with entering into the sales agreement, and provide the Agent with customary indemnification rights. The full terms and text of the sales agreement were filed with our Current Report on Form 8-K on December 29, 2014. Through May 11, 2015, we have sold and issued 46,857 shares of Series A Preferred Stock and 1,005,381 shares of our common stock under the sales agreement.

Amendment to Senior Credit Agreement

On April 7, 2015, we entered into the Seventh Amendment to our Credit Agreement (the “credit agreement”) with Société Générale (the “Bank”) as Administrative Agent, which provides for a line of credit until May 20, 2017. Pursuant to the credit agreement, we secured a credit facility (the “credit facility”), which is available to provide financing of up to $36.0 million. The credit agreement is secured by a first lien on substantially all of the Company’s assets. The credit facility has a $33.0 million conforming borrowing base and a non-conforming borrowing base of $3.0 million.  The non-conforming base expires on September 1, 2015, while the next borrowing base redetermination date is scheduled for June 15, 2015.  Generally, the credit facility is subject to redetermination on March 1 and October 1 of each year. Amounts borrowed under the credit agreement bear interest at either (a) the LIBOR rate plus 2.25% to 3.75% or (b) the prime rate plus 1.25% to 2.75%, depending on the amount borrowed under the credit facility. The credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness, create liens on assets, sell certain assets and engage in certain transactions with affiliates. Additionally, the credit agreement contains a covenant restricting the payment of dividends on preferred stock if there is less than ten percent availability on the borrowing base.  The credit facility also requires the maintenance of certain financial ratios.  See Part I, Item 1. Unaudited Notes to the Consolidated Financial Statements, Note G – Debt and Interest Expense.

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

There have been no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

A description of our legal proceedings is included in Item 1. Unaudited Condensed Notes to the Consolidated Financial Statements, Note K – Contingencies, and is incorporated herein by reference.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in our Annual Report for the year ended December 31, 2014 on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2014 Annual Report on Form 10-K may not be the only risks facing our Company. There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosure.

Not Applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

EXHIBIT INDEX

FOR

Form 10-Q for the quarter ended March 31, 2015.

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

YUMA ENERGY, INC.

May 15, 2015	By:	/s/ Sam L. Banks
Sam L. Banks
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2015	By:	/s/ Kirk F. Sprunger
Kirk F. Sprunger
Chief Financial Officer (Principal Financial Officer)