Form 10-Q
period 2015-09-30
Yuma Energy, Inc.
filed 2015-11-16
CIK 81318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-32989

Yuma Energy, Inc.
(Exact name of registrant as specified in its charter)

CALIFORNIA	94-0787340
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1177 West Loop South, Suite 1825 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

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

At November 16, 2015, 71,664,720 shares of the registrant’s common stock, no par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,048,104	$11,558,322
Short-term investments	-	1,170,868
Accounts receivable, net of allowance for doubtful accounts:
Trade	5,379,899	9,739,737
Officers and employees	49,765	316,077
Other	468,181	697,991
Commodity derivative instruments	1,822,034	3,338,537
Prepayments	859,687	782,234
Deferred taxes	245,922	245,922
Other deferred charges	277,858	342,798

Total current assets	14,151,450	28,192,486

OIL AND GAS PROPERTIES (full cost method):
Not subject to amortization	24,842,415	25,707,052
Subject to amortization	196,299,194	186,530,863

	221,141,609	212,237,915
Less: accumulated depreciation, depletion and amortization	(114,741,341)	(103,929,493)

Net oil and gas properties	106,400,268	108,308,422

OTHER PROPERTY AND EQUIPMENT:
Land, buildings and improvements	2,795,000	2,795,000
Other property and equipment	3,471,408	3,439,688
	6,266,408	6,234,688
Less: accumulated depreciation and amortization	(2,117,783)	(1,909,352)

Net other property and equipment	4,148,625	4,325,336

OTHER ASSETS AND DEFERRED CHARGES:
Commodity derivative instruments	993,849	1,403,109
Deposits	264,064	264,064
Goodwill	-	5,349,988
Other noncurrent assets	210,473	262,200

Total other assets and deferred charges	1,468,386	7,279,361

TOTAL ASSETS	$126,168,729	$148,105,605

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS – CONTINUED

	September 30,	December 31,
	2015	2014
	(Unaudited)
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$30,217,400	$282,843
Accounts payable, principally trade	8,086,414	25,004,364
Asset retirement obligations	733,917	-
Deferred taxes	471,995	471,995
Other accrued liabilities	2,195,531	1,419,565

Total current liabilities	41,705,257	27,178,767

LONG-TERM DEBT:
Bank debt	-	22,900,000

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	12,239,139	12,487,770
Deferred taxes	8,577,081	14,388,662
Restricted stock units	-	71,569
Other liabilities	43,671	22,451

Total other noncurrent liabilities	20,859,891	26,970,452

EQUITY:
Common stock, no par value
(300 million shares authorized, 71,609,741 and 69,139,869 issued)	141,707,502	137,469,772
Preferred stock	10,828,603	9,958,217
Accumulated other comprehensive income (loss)	(9,410)	38,801
Accumulated earnings (deficit)	(88,923,114)	(76,410,404)

Total equity	63,603,581	71,056,386

TOTAL LIABILITIES AND EQUITY	$126,168,729	$148,105,605

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Sales of natural gas and crude oil	$4,649,009	$7,821,497	$14,756,582	$31,837,566
Realized and unrealized net gains (losses) from
commodity derivatives	3,893,650	2,407,783	3,267,239	(1,273,322)
Total revenues	8,542,659	10,229,280	18,023,821	30,564,244

EXPENSES:
Marketing cost of sales	234,507	408,559	434,189	1,012,577
Lease operating	2,718,919	2,838,055	9,168,260	9,761,203
Re-engineering and workovers	1,136	778,628	555,628	1,330,539
General and administrative – stock-based
compensation	338,619	521,978	2,210,950	598,818
General and administrative – other	1,873,484	2,054,961	5,389,859	6,450,446
Depreciation, depletion and amortization	3,123,812	3,865,675	11,020,278	15,604,283
Asset retirement obligation accretion expense	170,209	150,628	499,766	438,717
Goodwill impairment	-	-	5,349,988	-
Bad debt expense	49,728	55,102	787,264	85,101
Recovery of bad debts	(324,057)	-	(342,944)	(1,984)
Total expenses	8,186,357	10,673,586	35,073,238	35,279,700

INCOME (LOSS) FROM OPERATIONS	356,302	(444,306)	(17,049,417)	(4,715,456)

OTHER INCOME (EXPENSE):
Change in fair value of preferred stock
derivative liability – Series A and Series B	-	(11,172,928)	-	(15,676,842)
Interest expense	(131,114)	(114,405)	(337,499)	(321,680)
Other, net	14,055	2,970	35,521	5,634
Total other income (expense)	(117,059)	(11,284,363)	(301,978)	(15,992,888)

NET INCOME (LOSS) BEFORE INCOME TAXES	239,243	(11,728,669)	(17,351,395)	(20,708,344)

Income tax benefit	(398,400)	(576,632)	(5,779,000)	(1,710,632)

NET INCOME (LOSS)	637,643	(11,152,037)	(11,572,395)	(18,997,712)

PREFERRED STOCK, SERIES A AND SERIES B:
Dividends paid in cash, perpetual preferred Series A	320,626	-	940,315	-
Accretion, Series A and Series B	-	220,007	-	786,536
Dividends paid in cash, Series A and Series B	-	346,192	-	445,152
Dividends paid in kind, Series A and Series B	-	-	-	4,133,380

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$317,017	$(11,718,236)	$(12,512,710)	$(24,362,780)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.00)	$(0.25)	$(0.18)	$(0.56)
Diluted	$(0.00)	$(0.25)	$(0.18)	$(0.56)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	71,603,265	47,414,388	70,795,104	43,211,317
Diluted	73,273,007	47,414,388	70,795,104	43,211,317

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

NET INCOME (LOSS)	$637,643	$(11,152,037)	$(11,572,395)	$(18,997,712)

OTHER COMPREHENSIVE INCOME (LOSS):

Commodity derivatives sold	-	-	(119,917)	-
Less income taxes	-	-	(46,168)	-

Commodity derivatives sold, net of income taxes	-	-	(73,749)	-

Reclassification of loss on settled
commodity derivatives	9,971	(7,117)	41,525	(2,867)
Less income taxes	3,839	(2,740)	15,987	(1,104)

Reclassification of loss on settled
commodity derivatives, net of income taxes	6,132	(4,377)	25,538	(1,763)

OTHER COMPREHENSIVE INCOME (LOSS)	6,132	(4,377)	(48,211)	(1,763)

COMPREHENSIVE INCOME (LOSS)	$643,775	$(11,156,414)	$(11,620,606)	$(18,999,475)

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	September 30,	December 31,
	2015	2014
	(Unaudited)
COMMON STOCK, NO PAR VALUE:
Balance at beginning of period: 69,139,869 shares for 2015 and 41,074,950 shares for 2014	$137,469,772	$2,669,465
Sales of 1,347,458 shares of common stock	1,363,160	-
Restricted stock awards, of which 1,451,237 for 2015 and 19,440 for 2014 are vested	3,079,743	3,272,638
Buy back of 328,823 shares from vested stock awards	(300,732)	-
Stock appreciation rights issued, not vested	95,559
Restricted stock unit awards (273,907 shares)	-	869,231
Convert preferred stock to 22,883,487 shares of common stock on September 10, 2014	-	107,552,938
Pyramid Oil Company 4,788,085 shares outstanding last day of trading September 10, 2014	-	22,504,000
Fair value of Pyramid Oil Company stock options	-	100,500
Stock awards (100,000 shares) to employees, directors and consultants of Pyramid Oil Company
vested upon the change in control and issued September 11, 2014	-	501,000
Balance at end of period: 71,609,741 shares for 2015 and 69,139,869 shares for 2014	141,707,502	137,469,772

PERPETUAL PREFERRED STOCK - 9.25% CUMULATIVE AND REDEEMABLE,
NO PAR VALUE:
Balance at beginning of period: 507,739 shares for 2015 and 0 shares for 2014	9,958,217	-
Sales of 46,857 shares for 2015 and 507,739 shares for 2014	870,386	9,958,217
Balance at end of period: 554,596 shares for 2015 and 507,739 shares for 2014	10,828,603	9,958,217

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	38,801	38,770
Comprehensive income (loss) from commodity derivative instruments, net of income taxes	(48,211)	31
Balance at end of period	(9,410)	38,801

ACCUMULATED EARNINGS (DEFICIT):
Balance at beginning of period	(76,410,404)	(50,596,088)
Net loss	(11,572,395)	(20,225,150)
Series A perpetual preferred stock cash dividends	(940,315)	(224,098)
Preferred stock accretion (Series A and B)	-	(786,536)
Preferred stock cash dividends (Series A and B)	-	(445,152)
Preferred stock dividends paid in kind (Series A and B)	-	(4,133,380)
Balance at end of period	(88,923,114)	(76,410,404)

TOTAL EQUITY	$63,603,581	$71,056,386

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net loss to net cash provided by (used in) operating activities
Net loss	$(11,572,395)	$(18,997,712)
Goodwill impairment	5,349,988	-
Increase in fair value of preferred stock derivative liability	-	15,676,842
Depreciation, depletion and amortization of property and equipment	11,020,278	15,604,283
Accretion of asset retirement obligation	499,766	438,717
Stock-based compensation net of capitalized cost	2,210,950	598,818
Amortization of other assets and liabilities	209,904	140,954
Deferred tax expense (benefit)	(5,781,400)	(1,710,632)
Bad debt expense	787,264	85,101
Write off deferred offering costs	-	1,257,160
Amortization of benefit from commodity derivatives sold	-	(70,313)
Unrealized (gains) losses on commodity derivatives	1,847,371	(921,026)
Other	(342,944)	2,058

Changes in current operating assets and liabilities:
Accounts receivable	4,411,640	1,868,318
Other current assets	(77,453)	(274,235)
Accounts payable	(13,938,649)	6,165,919
Other current liabilities	1,095,356	971,048

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,280,324)	20,835,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment	(11,211,634)	(16,042,655)
Proceeds from sale of property	30,442	307,600
Cash received from merger	-	4,550,082
Decrease in short-term investments	1,170,868	2,142,128
Decrease in noncurrent receivable from affiliate	-	95,634

NET CASH USED IN INVESTING ACTIVITIES	(10,010,324)	(8,947,211)

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in borrowing on line of credit	$6,800,000	$(6,250,000)
Proceeds from insurance note	813,562	901,257
Payments on insurance note	(579,005)	(514,118)
Line of credit financing costs	(215,141)	(47,291)
Net proceeds from sale of common stock	1,363,160	-
Net proceeds (preparations costs) from sale of perpetual preferred stock	870,386	(165,034)
Cash dividends to preferred shareholders	(940,315)	(445,152)
Common stock purchased from employees	(300,732)	-
Other	(31,485)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,780,430	(6,520,338)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(6,510,218)	5,367,751

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,558,322	4,194,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,048,104	$9,562,262

Supplemental disclosure of cash flow information:
Interest payments (net of interest capitalized)	$73,342	$210,323
Interest capitalized	$750,107	$767,908
Supplemental disclosure of significant non-cash activity:
Change in capital expenditures financed by accounts payable	$(2,979,301)	$1,858,609
Preferred dividends paid in kind	$-	$4,133,380

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

NOTE B – LIQUIDITY CONSIDERATIONS

The Company has borrowings which require, among other things, compliance with certain financial ratios.  Due to operating losses the Company has sustained during recent quarters as a result of the prolonged weak commodity price environment, the Company is anticipating that it will not be in compliance with the trailing four quarter funded debt to EBITDA financial ratio covenant under its senior credit facility at September 30, 2015.

A breach of any of the terms and conditions of the credit agreement or a breach of the financial covenants under the Company’s senior credit facility could result in acceleration of the Company’s indebtedness, in which case the debt would become immediately due and payable.  As a result, the Company has classified its bank debt as a current liability in its financial statements.  The Company is in discussions with its lenders who are still in the process of their borrowing base review.

The Company is working on several strategic alternatives to remedy the Company's debt covenant compliance issue and provide working capital to develop the Company's existing assets.  These alternatives include, but are not limited to, refinancing the Company's debt, a sale of equity, and possible joint ventures or mergers, but the Company cannot say with certainty that one or more of these alternatives will be realized.

NOTE C – ACCOUNTING STANDARDS

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

NOTE D – FAIR VALUE MEASUREMENTS

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

Derivatives – The fair values of the Company’s commodity derivatives are considered Level 2 as their fair values are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as natural gas and oil forward curves and discount rates, or can be corroborated from active markets or broker quotes.  These values are then compared to the values given by the Company’s counterparties for reasonableness.  The Company is able to value the assets and liabilities based on observable market data for similar instruments, which results in the Company using market prices and implied volatility factors related to changes in the forward curves.  Derivatives are also subject to the risk that counterparties will be unable to meet their obligations.  Because the Company’s commodity derivative counterparty was Société Générale at September 30, 2015, the Company has not considered non-performance risk in the valuation of its derivatives.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques, and at least one significant model assumption or input is unobservable.

	Fair value measurements at September 30, 2015
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Commodity derivatives – oil	$-	$2,502,368	$-	$2,502,368
Commodity derivatives – gas	-	313,515	-	313,515
Total assets	$-	$2,815,883	$-	$2,815,883

	Fair value measurements at December 31, 2014
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Commodity derivatives – oil	$-	$2,858,387	$-	$2,858,387
Commodity derivatives – gas	-	1,883,259	-	1,883,259
Total assets	$-	$4,741,646	$-	$4,741,646

Derivative instruments listed above include swaps, reverse swaps and three-way collars.  For additional information on the Company’s derivative instruments and derivative liabilities, see Note E – Commodity Derivative Instruments.

Debt – The Company’s debt is recorded at the carrying amount on its Consolidated Balance Sheets.  For further discussion of the Company’s debt, please see Note I – Debt and Interest Expense.  The carrying amount of floating-rate debt approximates fair value because the interest rates are variable and reflective of market rates.

Asset Retirement Obligations (“AROs”) – The Company estimates the fair value of AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates.

NOTE E – COMMODITY DERIVATIVE INSTRUMENTS

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

The Company elected to discontinue hedge accounting for all commodity derivative instruments beginning with the 2013 financial year.  The balance in other comprehensive income (“OCI”) at year-end 2012 will remain in accumulated other comprehensive income (“AOCI”) until such time that the original hedged forecasted transaction occurs.  The last of these contracts will expire in December 2015.  Starting with year 2013, mark-to-market adjustments to the contracts that were in AOCI at year-end 2012 will not be made to AOCI, but instead are recognized in earnings, as are all other commodity derivative contracts going forward.  As a result of discontinuing the application of hedge accounting, the Company’s earnings are potentially more volatile.  See Note D – Fair Value Measurements for a discussion of methods and assumptions used to estimate the fair values of the Company’s commodity derivative instruments.

Counterparty Credit Risk – Commodity derivative instruments expose the Company to counterparty credit risk.  The Company’s commodity derivative instruments are with Société Générale (“SocGen”) whose long-term senior unsecured debt is rated “A” by Standard and Poor’s, “A2” by Moody’s, “A” by Fitch and “A(high)” by DBRS.  Commodity derivative contracts are executed under master agreements which allow the Company, in the event of default, to elect early termination of all contracts.  If the Company chooses to elect early termination, all asset and liability positions would be netted and settled at the time of election.

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

Commodity derivative instruments open as of September 30, 2015 are provided below.  Natural gas prices are New York Mercantile Exchange (“NYMEX”) Henry Hub prices, and crude oil prices are NYMEX West Texas Intermediate (“WTI”), except for the oil swaps that are based on Argus Light Louisiana Sweet (“LLS”).

	2015		2016	2017
	Settlement		Settlement	Settlement
NATURAL GAS (MMBtu):
Swaps
Volume	435,207		298,957	-
Price (NYMEX)	$3.15	*	$3.28	-

Reverse Swaps
Volume	50,441		-	-
Price (NYMEX)	$4.33		-	-

3-way collars
Volume	-		-	67,361
Ceiling sold price (call) (NYMEX)	-		-	$4.03
Floor purchased price (put) (NYMEX)	-		-	$3.50
Floor sold price (short put) (NYMEX)	-		-	$3.00

CRUDE OIL (Bbls):
Swaps
Volume	44,966		138,286	-
Price (LLS)	$56.90		$62.27	-

3-way collars
Volume	-		-	113,029
Ceiling sold price (call) (WTI)	-		-	$77.00
Floor purchased price (put) (WTI)	-		-	$60.00
Floor sold price (short put) (WTI)	-		-	$45.00

* Price is a weighted average.

Derivatives for each commodity are netted on the Consolidated Balance Sheets as they are all contracts with the same counterparty.  The following table presents the fair value and balance sheet location of each classification of commodity derivative contracts on a gross basis without regard to same-counterparty netting:

	Fair value as of
	September 30,	December 31,
	2015	2014
Asset commodity derivatives:
Current assets	$1,909,426	$6,413,935
Noncurrent assets	1,659,323	3,163,891
	3,568,749	9,577,826

Liability commodity derivatives:
Current liabilities	(87,392)	(3,075,398)
Noncurrent liabilities	(665,474)	(1,760,782)
	(752,866)	(4,836,180)
Total commodity derivative instruments	$2,815,883	$4,741,646

Sales of natural gas and crude oil on the Consolidated Statements of Operations are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales of natural gas and crude oil	$4,649,009	$7,821,497	$14,756,582	$31,837,566
Gains (losses) realized from sale of commodity
derivatives	-	-	4,030,000	-
Other gains (losses) realized on
commodity derivatives	432,825	(223,614)	1,084,610	(2,264,661)
Unrealized gains (losses) on
commodity derivatives	3,460,825	2,607,959	(1,847,371)	921,026
Amortized gains from benefit of sold
qualified gas options	-	23,438	-	70,313
Total revenue from natural gas and crude oil	$8,542,659	$10,229,280	$18,023,821	$30,564,244

A reconciliation of the components of accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Equity is presented below:

	Nine Months Ended		Year Ended
	September 30, 2015		December 31, 2014
	Before tax	After tax	Before tax	After tax

Balance, beginning of period	$63,091	$38,801	$63,041	$38,770
Sale of unexpired contracts previously subject
to hedge accounting rules	(119,917)	(73,749)	-	-
Other reclassifications due to expired contracts
previously subject to hedge accounting rules	41,525	25,538	50	31
Balance, end of period	$(15,301)	$(9,410)	$63,091	$38,801

NOTE F – PREFERRED STOCK

On October 23, 2014, the Company held an initial closing of its public offering of 9.25% Series A Cumulative Redeemable Preferred Stock, no par value per share, with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”). The Company issued 477,273 shares at a public offering price of $22.00 per share, for gross proceeds of $10,500,006. On October 24, 2014, the Company held an additional closing for 30,466 shares of Series A Preferred Stock at a public offering price of $22.00 per share for gross proceeds of $670,252. In total, the Company received $9,983,335 net of the underwriters’ discount and other expenses. Preferred stock is also net of $25,118 in costs through December 31, 2014 to initiate an At Market Issuance Sales Agreement (“Sales Agreement”) (see Note L – At Market Issuance Sales Agreement).  The $870,386 increase to preferred stock during 2015 represents the net proceeds from the sale of 46,857 shares (37,769 shares sold under the Sales Agreement during the quarter ended March 31, 2015 and 9,088 shares sold during the quarter ended June 30, 2015).  The shares of Series A Preferred Stock trade on the NYSE MKT under the symbol “YUMAprA”. The Series A Preferred Stock cannot be converted into common stock (except upon a change in control and in the event the Company chooses to not redeem the Series A Preferred Stock), but may be redeemed by the Company, at the Company’s option, on or after October 23, 2017 (or in certain circumstances, prior to such date as a result of a change in control of the Company), at a redemption price of $25.00 per share plus any accrued and unpaid dividends.  The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless repurchased, redeemed or converted into common stock in connection with a change in control.  Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, cumulative dividends at the rate of 9.25% per annum (the dividend rate) based on the liquidation price of $25.00 per share of the Series A Preferred Stock, payable monthly in arrears on each dividend payment date, with the first payment date of December 1, 2014.  The Series A Preferred Stock is presented in the permanent equity section of the financial statements. Currently, dividend payments are suspended (see Note O – Subsequent Events).

NOTE G – STOCK-BASED COMPENSATION

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

A summary of the status of the RSAs and changes for the nine months ended September 30, 2015 is presented below.

	Number of	Weighted average
	unvested	grant-date
	RSA shares	fair value

Unvested shares as of January 1, 2015	1,952,671	$3.40 per share
Granted on March 12, 2015	183,623	$2.67 per share
Granted on August 18, 2015	2,155,538	$0.61 per share
Granted on September 30, 2015	75,000	$0.48 per share
Vested on January 25, 2015	(65,638)	$3.14 per share
Vested on April 1, 2015	(1,272,834)	$3.16 per share
Vested on May 1, 2015	(6,232)	$2.39 per share
Vested on May 20, 2015	(76,744)	$3.96 per share
Vested on July 14, 2015	(29,789)	$3.89 per share
Forfeited	(148,940)	$3.90 per share
Unvested shares as of September 30, 2015	2,766,655	$1.17 per share

On August 18, 2015, the Company also issued Stock Appreciation Rights (“SARs”) under the Yuma 2014 Long-Term Incentive Plan, as follows:

Weighted
	Number of	average
	unvested	grant-date
	SARs	fair value

Unvested shares as of January 1, 2015	-
Granted on August 18, 2015	2,159,855	$0.318 per share
Vested, forfeited, or other changes	-
Unvested shares as of September 30, 2015	2,159,855	$0.318 per share

The Company intends to settle these SARs in equity, as opposed to cash.

Pyramid Oil Company issued stock options as compensation for non-employee members of its board of directors under the Pyramid Oil Company 2006 Equity Incentive Plan.  The options vested immediately, and are exercisable for a five-year period from the date of the grant.

The following is a summary of the Company’s stock option activity.

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	life (years)	value

Outstanding at December 31, 2014	105,000	$5.17	2.91	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2015	105,000	$5.17	2.91	$-

Vested at September 30, 2015	105,000	$5.17	2.91	$-
Exercisable at September 30, 2015	105,000	$5.17	2.91	$-

As of September 30, 2015, there were no unvested stock options or unrecognized stock option expenses.

The following table summarizes the information about stock options outstanding and exercisable at September 30, 2015.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted		Weighted
		average	average		average
Exercise	Number of	remaining	exercise	Number of	exercise
price	shares	life (years)	price	shares	price

$5.40	5,000	.67	$5.40	5,000	$5.40
$5.16	100,000	3.02	$5.16	100,000	$5.16
	105,000			105,000

On April 1, 2013, the Company granted 163 Restricted Stock Units or “RSUs” to employees. Based on the exchange ratio of the merger, the RSUs converted into 123,446 RSUs.  Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.  In order to vest, an employee must have continuous service with the Company from time of the grant through April 1, 2016, the vesting date.  The RSUs may be settled in cash and do not require the eventual issuance of common stock (although it is an election available to the Company); consequently, the awards are liability-based and the booked valuation will change as the market value for common stock changes.  At September 30, 2015, the RSUs were valued at the closing price of the common stock of the Company on that date.  Compensation expense is recognized over the three-year vesting period.

A summary of the status of the unvested RSUs and changes during the nine months ended September 30, 2015 is presented below.

		Weighted
	Number of	average
	unvested	grant-date
	RSUs	fair value

Unvested shares as of January 1, 2015	95,424	$2.72 per share
Granted, forfeited, or other changes	-
Unvested shares as of September 30, 2015	95,424	$2.72 per share

NOTE H – EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Potential common stock equivalents are determined using the “if converted” method.

Potentially dilutive securities for the computation of diluted weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Series A Preferred Stock	-	11,662,749	-	13,411,550
Series B Preferred Stock	-	5,997,333	-	7,037,394
Restricted Stock Awards	1,574,318	2,443,318	1,373,824	2,227,892
Restricted Stock Units	95,424	101,104	95,424	109,086
	1,669,742	20,204,504	1,469,248	22,785,922

The Series A and Series B Preferred Stock was converted to common stock on September 10, 2014.  The Company excludes preferred stock and stock-based awards whose effect would be anti-dilutive from the calculation.  For the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, adjusted earnings were losses, therefore common stock equivalents were excluded from the calculation of diluted net loss per share of common stock, as their effect was anti-dilutive.

NOTE I – DEBT AND INTEREST EXPENSE

	September 30,	December 31,
	2015	2014
Variable rate revolving credit agreement payable to Société Générale,
OneWest Bank, FSB (now CIT Bank, N.A.), and LegacyTexas
Bank, maturing May 20, 2017, secured by the stock of Exploration
and its interest in POL, and guaranteed by The Yuma Companies, Inc.	$29,700,000	$22,900,000

Installment loan due February 29, 2016, originating from the
financing of insurance premiums at 3.74% interest rate.	517,400	-

Installment loan due June 11, 2015, originating from the
financing of insurance premiums at 3.76% interest rate.	-	154,750

Installment loan due February 28, 2015, originating from the
financing of insurance premiums at 3.65% interest rate.	-	128,093
	30,217,400	23,182,843
Less: current portion	(30,217,400)	(282,843)
Total long-term debt	$-	$22,900,000

On January 23, 2015, the Company’s wholly owned subsidiary, Yuma Exploration and Production Company, Inc. (“Exploration”), entered into the Sixth Amendment (the “Sixth Amendment”) to the credit agreement dated August 10, 2011 with SocGen as Administrative Agent and Issuing Bank, and each of the lenders and guarantors.  Pursuant to the Sixth Amendment, (i) the borrowing base under the credit agreement remained at $40.0 million until the next borrowing base redetermination date which occurred on April 7, 2015, subject to a loan covenant requiring a ten percent availability under the line in order to pay dividends on any preferred stock, (ii) the Company could issue additional series of preferred stock subject to certain restrictions, (iii) the definition of “Change of Control” was amended and restated; (iv) the Company pledged the stock of Exploration; (v) Exploration pledged its interest in its wholly owned subsidiary, Pyramid Oil LLC (“POL”), and (vi) the oil and natural gas properties held by the Company in the state of California were transferred from the Company to POL and were mortgaged under the credit agreement.  In addition, Exploration’s properties in North Dakota were mortgaged.  On April 7, 2015, Exploration entered into the Seventh Amendment (the “Seventh Amendment”) to the credit agreement, which reduced the Company’s borrowing base to $33.0 million, with an additional $3.0 million non-conforming borrowing base that was to expire on September 1, 2015.  However, the Eighth Amendment (the “Eighth Amendment”) to the credit agreement became effective July 27, 2015 that changed the borrowing base to $33.5 million with a $1.5 million additional but non-conforming portion that expired on October 1, 2015.  The banks participate in the Company’s revolving line of credit at 37.5%, 37.5% and 25% for SocGen, OneWest Bank, FSB (now CIT Bank, N.A.) and LegacyTexas Bank, respectively.

The terms of the credit agreement require Exploration to meet a specific current ratio, interest coverage ratio, and a trailing four quarter funded  debt to EBITDA ratio.  In addition, the credit facility requires the guarantee of The Yuma Companies, Inc., a wholly owned subsidiary of the Company.  The Company anticipates that it will not be in compliance with the trailing four quarter funded debt to EBITDA ratio as of September 30, 2015, as further described in Note B – Liquidity Considerations above.

The following summarizes interest expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Credit agreement	$314,177	$308,486	$835,584	$889,111
Credit agreement commitment fees	6,301	19,133	31,460	47,209
Amortization of
credit agreement loan costs	73,146	47,715	209,903	140,955
Insurance installment loan	4,400	4,955	9,597	9,244
Other interest charges	39	616	1,062	3,069
Capitalized interest	(266,949)	(266,500)	(750,107)	(767,908)
Total interest expense	$131,114	$114,405	$337,499	$321,680

NOTE J – INCOME TAXES

The following summarizes the income tax expense (benefit) and effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Consolidated net income (loss) before
income taxes	$239,243	$(11,728,669)	$(17,351,395)	$(20,708,344)
Income tax expense (benefit)	(398,400)	(576,632)	(5,779,000)	(1,710,632)
Effective tax rate	167%	5%	33%	8%

The differences between the U.S. federal statutory rate of 35% and the Company’s effective tax rates for the three and nine months ended September 30, 2015 and 2014 are due primarily to the tax effects of the excess of book basis over the tax basis in the full cost pool and net operating loss carryforwards.  The three and nine month periods ended September 30, 2014 also included the tax effect of nondeductible changes in fair value of preferred stock derivative liability.

The Company knows of no uncertain tax positions and has no unrecognized tax benefits for the nine months ended September 30, 2015 or September 30, 2014.  When the Company believes that it is more likely than not that a net operating loss or credit may expire unused, it establishes a valuation allowance against that loss or credit.  No valuation allowance has been established as of September 30, 2015 or September 30, 2014.

NOTE K – MERGER WITH PYRAMID OIL COMPANY AND GOODWILL

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

The following unaudited pro forma combined results of operations are provided for the nine months ended September 30, 2014 as though the merger had been completed as of January 1, 2014.  These pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of Pyramid.  Pyramid’s historical depletion of oil and gas property was also adjusted to reflect the change to full cost accounting.  These supplemental pro forma results of operations are provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented or that may be achieved by the combined company in the future.  The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the merger or any estimated costs that will be incurred to integrate Pyramid.  Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

Nine Months Ended
September 30, 2014

Revenues	$34,352,101
Net loss	$(18,700,021)
Net loss per share:
Basic	$(.43)
Diluted	$(.43)

For the nine months ended September 30, 2014, non-recurring transaction costs of $1,442,115 related to the merger, and costs of $1,287,285 to explore other options for a public listing are included in the Consolidated Statements of Operations as general and administrative expenses; however, these non-recurring transaction costs have been excluded from the pro forma results in the above table.

For the nine months ended September 30, 2015, the Company recognized $1,644,550 from sales of natural gas and crude oil less lease operating expenses, depletion and other operating expenses of $3,003,833 related to properties acquired in the merger.

NOTE L – AT MARKET ISSUANCE SALES AGREEMENT

The Company entered into an At Market Issuance Sales Agreement (“Sales Agreement”) with an investment banking firm (the “Agent”) on December 19, 2014.  Under the Sales Agreement, the Company may sell both common stock and Series A Preferred Stock pursuant to the Registration Statement on Form S-3 of the Company filed on November 5, 2013 (Registration No. 333-192094), which became effective under the Securities Act on November 21, 2013.  Upon the Company’s delivery and the Agent’s acceptance of a placement notice, the Agent will use its commercially reasonable efforts, consistent with its sales and trading practices, to sell any shares subject to the placement notice.  The Company initiated the sales of securities under the Sales Agreement on February 18, 2015, and as of September 30, 2015, the Company has sold the following securities for the net proceeds listed below (the Company made no sales of securities during the third quarter of 2015).

	Shares	Net Proceeds

Common Stock	1,347,458	$1,363,160
Series A Preferred Stock	46,857	870,386
Total		$2,233,546

NOTE M – COMPENSATION

On September 21, 2015, the Board of Directors of the Company terminated the Company’s Working Interest Incentive Plan (“WIIP”) which was an executive compensation plan of the Company.  The WIIP provided the Company’s principal executive officer with the option to acquire from the Company a working interest in the Company’s prospects and acquisitions in an amount up to 2.5% of the Company’s working interest in such prospects and up to 5% in any production acquisition made by the Company proportionally reduced.

NOTE N – CONTINGENCIES

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

On July 9, 2014, Nabors Drilling USA, L.P. and other Nabors entities and Yuma Energy, Inc. and several of its wholly owned subsidiaries were named in a lawsuit filed in the District Court of Harris County, Texas, in the 80th Judicial District, concerning the death of an employee of Timco Services during the drilling of the Crosby 12-1 well.  The Company has tendered its defense to its liability insurance carriers who are responding.  There has been one unsuccessful mediation session.  Depositions are being scheduled.  Management believes that the Company has adequate insurance to meet this potential claim.

2. Environmental Remediation Contingencies

As of September 30, 2015, there were no known environmental or other regulatory matters related to the Company’s operations that were reasonably expected to result in a material liability to the Company.  The Company’s operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

Exploration has been named as one of 97 defendants in a matter entitled Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East, Individually and As the Board Governing the Orleans Levee District, the Lake Borgne Basin Levee District, and the East Jefferson Levee District v. Tennessee Gas Pipeline Company, LLC, et al., Civil District Court for the Parish of Orleans, State of Louisiana, No. 13-6911, Division “J” - 5, now removed as Civil Action No. 13-5410, before the United States District Court, Eastern District of Louisiana.  Plaintiff filed the suit on July 24, 2013 seeking damages and injunctive relief arising out of defendants’ drilling, exploration, and production activities from the early 1900s to the present day in coastal areas east of the Mississippi River in Southeast Louisiana.

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

3. Escheat Audits

The States of Louisiana, Texas, Minnesota and Wyoming have notified the Company that they will examine the Company’s books and records to determine compliance with each of the examining state’s escheat laws.  The review is being conducted by Discovery Audit Services, LLC.  The Company has engaged Ryan, LLC to represent it in this matter.  The exposure related to the audits is not currently determinable.

NOTE O – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 16, 2015, the date these financial statements were available to be issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except as noted below or already recognized or disclosed in the Company’s filings with the SEC.

1. Payment of Series A Preferred Stock Dividend

Dividends on the Series A Preferred Stock are declared monthly based on the assessment of the Company’s financial position by the Board of Directors.  Due to the current depressed commodity price environment which has adversely affected the Company’s cash flows and liquidity, the dividends on the Series A Preferred Stock have been suspended until such time as the Company and the Board of Directors have deemed that the Company has sufficient liquidity to restore their payment.

2. Borrowing Base Redetermination

The borrowing base review currently underway remains in process at this time, and the Company cannot say what the new borrowing base will be and what terms the lenders will require.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this report are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” could,” “should,” “project,” “intends,” “plans,” “pursue,” “target,” “continue,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” or “potential,” the negative of such terms or variations thereon, or other comparable terminology. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Readers should consider carefully the risks described in this report on Form 10-Q and under the “Risk Factors” section included in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:

●	our ability to repay outstanding loans when due;

●	our liquidity and ability to finance our exploration, acquisition and development strategies;

●	volatility and weakness in commodity prices for oil and natural gas and the effect of prices set or influenced by action of the Organization of the Petroleum Exporting Countries (“OPEC”);

●	our ability to successfully integrate acquired oil and natural gas businesses and operations;

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

Market Conditions

Prevailing prices for the crude oil, natural gas and NGLs that we produce significantly impact our revenues and cash flows.  The benchmark prices for crude oil, natural gas and NGLs were significantly lower in the first nine months of 2015 compared to 2014; as a result, we experienced significant declines in our price realizations associated with those benchmarks.  Additional detail on market conditions, including our average price realizations and benchmarks for crude oil, natural gas and natural gas liquids (“NGLs”) relative to our operating segments, follows.

Liquidity Considerations

As discussed in Item 1. Unaudited Condensed Notes to the Consolidated Financial Statements, Note B – Liquidity Considerations, our credit agreement requires, among other things, compliance with certain financial ratios.  Because of the current weak commodity price environment, we have sustained losses during recent quarters.  As a result, we anticipate that we will not be in compliance with the trailing four quarter funded debt to EBITDA financial ratio covenant under our senior credit facility at September 30, 2015.  We are currently in discussions with our lenders participating in our revolving credit facility concerning this anticipated breach.

A breach of any of the terms and conditions of our credit agreement or a breach of our financial covenants under the senior credit facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable.  As a result, we have classified the outstanding balance under our senior credit facility as current.

The Company is currently working on several strategic opportunities to remedy this situation, including, but not limited to, refinancing our debt, a sale of equity, and possible joint ventures or mergers, but cannot say with certainty that one or more of these alternatives will be realized.

Sales and Other Operating Revenues

The following table presents the net quantities of oil, natural gas and natural gas liquids produced and sold by us for the three and nine months ended September 30, 2015 and 2014, and the average sales price per unit sold.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Production volumes:
Crude oil and condensate (Bbl)	61,938	49,475	186,531	172,965
Natural gas (Mcf)	497,868	513,002	1,488,408	2,229,405
Natural gas liquids (Bbl)	20,899	16,457	54,838	77,389
Total (Boe) (1)	165,815	151,432	489,437	621,922

Average prices realized:
Excluding commodity derivatives (both realized and unrealized)
Crude oil and condensate (per Bbl)	$46.10	$98.58	$50.52	$101.23
Natural gas (per Mcf)	$2.72	$4.04	$2.77	$4.76
Natural gas liquids (per Bbl)	$18.61	$40.73	$19.20	$41.25
Including commodity derivatives (realized only)
Crude oil and condensate (per Bbl)	$51.41	$93.66	$66.25	$93.68
Natural gas (per Mcf)	$2.93	$4.13	$4.24	$4.36
Natural gas liquids (per Bbl)	$18.61	$40.73	$19.20	$41.25

(1)	Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).

The following table presents our revenues for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales of natural gas and crude oil:
Crude oil and condensate	$2,855,530	$4,877,227	$9,423,519	$17,508,388
Natural gas	1,340,877	2,066,368	4,112,065	10,585,238
Natural gas liquids	388,966	670,267	1,053,076	3,192,449
Realized gains (losses) on commodity derivatives	432,824	(200,176)	5,114,609	(2,194,348)
Unrealized gains (losses) on commodity derivatives	3,460,825	2,607,959	(1,847,371)	921,026
Gas marketing sales	63,637	207,635	167,923	551,491
Total revenues	$8,542,659	$10,229,280	$18,023,821	$30,564,244

The following table presents benchmark pricing for crude oil, natural gas and natural gas liquids for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Benchmarks:
WTI crude oil (per Bbl, average price) (a)	$46.50	$97.25	$50.98	$99.62
LLS crude oil (per Bbl, average price) (b)	$50.36	$101.03	$55.46	$103.62
Mont Belvieu NGLs (per Bbl) (c)	$15.41	$31.08	$16.80	$33.43
Henry Hub natural gas (per MMBtu) (d)	$2.77	$4.05	$2.80	$4.55

(a)	NYMEX (average of the near month futures contract for the period)
(b)	Bloomberg Finance LLP: LLS St. James
(c)	Bloomberg Finance LLP: Y-grade Mix NGL of 50% ethane, 25% propane, 10% butane, 5% isobutene and 10% natural gasoline
(d)	NYMEX contract settlement date average

Notes:

Crude oil and condensate – Our crude oil and condensate price realizations may differ from the benchmark due to the quality and location of the product.

Natural Gas Liquids – The majority of our NGL volumes are sold at reference to Mont Belvieu prices.

Sale of Crude Oil and Condensate

Crude oil and condensate are sold through month-to-month evergreen contracts. The prices for our production from our Louisiana properties are tied to an index or a weighted monthly average of posted prices with certain adjustments for gravity, Basic Sediment and Water (“BS&W”) and transportation. Generally, the index or posting is based on West Texas Intermediate (“WTI”) and adjusted to Light Louisiana Sweet (“LLS”) or Heavy Louisiana Sweet (“HLS”). For the three months ended September 30, 2015 and 2014, LLS postings averaged $3.86 and $3.78 over WTI, respectively.  For the nine months ended September 30, 2015 and 2014, LLS postings average $4.48 and $4.00 over WTI, respectively.  Pricing for the California properties is based on an average of specified posted prices, adjusted for gravity, transportation, and for one field, a market differential.

Crude oil volumes increased by 12,463 Bbls, or 25%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.   A significant portion of this increase is due to our acquisition of Pyramid Oil on September 10, 2014.  Production from our Bakersfield, California properties was 10,706 Bbls during the third quarter of 2015 compared to 2,332 Bbls during the third quarter of 2014, representing an 8,374 Bbl increase.  Pyramid was part of the Company for 20 days during the third quarter of 2014.  Production from our Livingston area contributed a 7,874 Bbl increase this quarter over the same quarter in 2014, as a result of two new wells, the Blackwell 39-1 and the Nettles 39-1, and the conversion of two Livingston wells from rod pump to new artificial lift systems.  Additionally, production from our Main Pass 4 wells was 7,333 Bbls for this quarter, an increase of 5,012 Bbls over the 2,321 Bbls produced during the same quarter in 2014.  Finally, production from the Talbot 23-1 well added 1,435 Bbls.  These increases were partially offset by a decline of 1,140 Bbls for the three months ended September 30, 2015 at Raccoon Island field and 997 Bbls at La Posada field compared to the same period in 2014.  The remaining difference was due to natural declines from the other producing areas not mentioned.  For the three months ended September 30, 2015, we averaged $46.10 per Bbl as compared to $98.58 per Bbl for the same period in 2014, representing a 53% decrease in crude oil prices.

Crude oil volumes increased by 13,566 Bbls for the nine months ended September 30, 2015 over the same period in 2014, representing an 8% increase.  This increase was primarily due to the acquisition of Pyramid Oil in September 2014, representing 30,246 Bbls, two new wells, and improved production due to the conversion to new artificial lift systems at Livingston, representing 10,607 Bbls, and improved production at Main Pass 4, representing 10,392 Bbls.  These increases were partially offset by decreases of 5,513 Bbls and 15,551 Bbls at Raccoon Island and La Posada fields, respectively.  Crude oil prices for the nine months ended September 30, 2015 averaged $50.52 compared to $101.23 for the same period in 2014.

Sale of Natural Gas and Natural Gas Liquids

Our natural gas is sold under multi-year contracts with pricing tied to a first of the month index. Natural gas liquids are also sold under multi-year contracts usually tied to the related natural gas contract. Pricing is based on published prices for each product or a monthly weighted average of purchaser prices received.  For the three months ended September 30, 2015 and 2014, Henry Hub natural gas futures contract settlements averaged $2.77 and $4.05 respectively, a 31.6% decrease per MMBtu. For the nine months ended September 30, 2015 and 2014, Henry Hub natural gas futures contract settlements decreased 38.5% to $2.80 from $4.55.

Natural gas volumes declined approximately 3% from 513,002 Mcf for the three months ended September 30, 2014 to 497,868 for the same period in 2015.  The current quarter benefited from production from the Talbot 23-1 well, which added 49,351 Mcf.  This increase was offset by a 45,388 Mcf decrease for the three months ended September 30, 2015 at the La Posada field.  Natural gas prices averaged $2.72 per Mcf for the three months ended September 30, 2015 compared to $4.04 for the same period in 2014, representing a 33% decrease in the price of natural gas.

Natural gas volumes declined approximately 33% from 2,229,405 Mcf for the nine months ended September 30, 2014 to 1,488,408 Mcf for the same period in 2015.  This decline was primarily realized at the La Posada field, representing 785,362 Mcf of the decline, and Masters Creek field, representing 42,550 Mcf of the decline.  These decreases were partially mitigated by production from the Talbot 23-1 during July 2015.  Natural gas prices for the nine months ended September 30, 2015 of $2.77 per Mcf were 42% below prices for the same period in 2014.

Gas Marketing

Gas marketing sales are natural gas volumes purchased from certain of our operated wells and the aggregated volumes sold with a mark-up of $0.03 per MMBtu. Our wholly owned subsidiary, Texas Southeastern Gas Marketing Company, purchases and sells natural gas on the behalf of the Company and our working interest partners.

 Lease Operating Expenses

Our lease operating expenses (“LOE”) and LOE per Boe for the three and nine months ended September 30, 2015 and 2014, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Lease operating expenses	$1,816,325	$1,772,226	$6,254,493	$5,347,363
Severance, ad valorum taxes and marketing	902,594	1,065,829	2,913,767	4,413,840
Total lease operating expenses	$2,718,919	$2,838,055	$9,168,260	$9,761,203

LOE per Boe	$16.40	$18.74	$18.73	$15.70
LOE per Boe without severance, ad valorum
taxes and marketing	$10.95	$11.70	$12.78	$8.60

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

LOE was $2,718,919 for the three months ended September 30, 2015 compared to $2,838,055 for the same period in 2014, a decrease of $119,136, or 4%.  This decrease in LOE includes the increase to LOE associated with the merger with Pyramid Oil on September 10, 2014.  For the three months ended September 30, 2014, Pyramid LOE was $125,996, representing only 20 days of LOE, compared to the current quarter of $492,736  For the three months ended September 30, 2015, the decrease in LOE is related to operating expense reductions at the Masters Creek, La Posada, and Raccoon Island fields of $367,227, $123,148 and $263,857, respectively.  These results were somewhat mitigated by the addition of the Talbot 23-1 well during the quarter, along with increases in LOE for the Livingston field properties.  LOE per Boe of $16.40 for the three months ended September 30, 2015 declined $2.34 per Boe from $18.74 per Boe for the same period in 2014.  Excluding Pyramid crude oil volumes and operating expenses for these same periods, LOE declined $3.84 to $14.35 per Boe, compared to $18.19 per Boe in 2014.

For the nine months ended September 30, 2015, LOE decreased by $592,943 from $9,761,203 for the same period in 2014 to $9,168,260.  For the nine months ended September 30, 2015, LOE related to the Pyramid merger represented $1,641,047 compared to $125,996 for the same period in 2014, a $1,515,051 increase due to the merger with Pyramid and that only 20 days of LOE are included in the nine months ended in 2014.  For the nine months ended September 30, 2015, the decrease in LOE related to operating expense reductions at the Masters Creek, La Posada, and Main Pass 4 fields of $936,432, $1,052,170 and $431,684, respectively.  LOE per Boe was $18.73 compared to $15.70 for the same period in 2014.  Excluding the crude oil production and operating expense of Pyramid for each period, LOE per Boe for the nine months ended September 30, 2015 was $16.48 compared to $15.55 for the same period in 2014.

Re-engineering and Workovers

Re-engineering and workover expenses include the costs to restore or enhance production in current producing zones as well as costs of significant non-recurring operations.

Re-engineering and workover expenses for the three months ended September 30, 2015 totaled $1,136 compared to $778,628 for the same period in 2014.  Workover costs for the nine months ended September 30, 2015 totaled $555,628, while costs for the same period in 2014 totaled $1,330,539.

During October 2014, the Company made significant changes to its staff responsible for field operations.  The Company then began a review of its field operating practices and implemented changes to improve efficiency, reduce costs and increase monthly production.  This process is continuing, and has been responsible for the reductions seen in re-engineering and workovers since October 2014.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative
Stock-based compensation	$385,712	$521,978	$2,958,952	$613,917
Capitalized	(47,093)	-	(748,002)	(15,099)
Net stock-based compensation	338,619	521,978	2,210,950	598,818

Other	2,431,148	2,691,892	7,218,426	8,449,780
Capitalized	(557,664)	(636,931)	(1,828,567)	(1,999,334)
Net other	1,873,484	2,054,961	5,389,859	6,450,446

Net general and administrative	$2,212,103	$2,576,939	$7,600,809	$7,049,264

G&A expenses primarily consist of overhead expenses, employee remuneration and professional and consulting fees. We capitalize certain G&A expenditures when they satisfy the criteria for capitalization under GAAP as relating to oil and natural gas exploration activities following the full cost method of accounting.

The net change in G&A expenses for the three months ended September 30, 2015 compared to the same period in 2014 was a decrease of $364,836, or 14%.  Non-recurring professional costs associated with the merger contributed to higher expenses for the three months ended September 30, 2014 compared to the same period in 2015.

G&A expenses for the nine months ended September 30, 2015 increased by $551,545, or 8%, over the same period in 2014.  Higher legal and regulatory costs associated with being a public company, higher consulting fees related to hedging activities and employee status changes (engineer to consultant and contractors replacing employees on leave), and the addition of the Bakersfield district office G&A following the merger contributed to the increase over the same period in 2014.  In addition, two items accounted for higher than normal G&A costs in each of the nine month periods ended September 30, 2015 and 2014.  Stock-based compensation in the period ended September 30, 2015 increased substantially over the same period in 2014 as a direct result of the closing of the merger in 2014.  Over several years preceding the merger, we granted restricted stock awards dependent on the Company becoming a publicly traded company.  Once that condition had been satisfied, we began amortizing the fair market value of these awards over the remaining service period required for vesting.  The result of this change was a $1,612,132 increase for the nine months ended September 30, 2015 compared to the same period in 2014 for net stock-based compensation costs.  Additionally, during the nine months ended September 30, 2014, we had non-recurring professional costs associated with the merger and costs to explore other public listing options which totaled $2,729,447.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) and DD&A per Boe for the three and nine months ended September 30, 2015 and 2014 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation, Depletion and Amortization	$3,123,812	$3,865,675	$11,020,278	$15,604,283

DD&A per Boe	$18.84	$25.53	$22.52	$25.09

The net Boe quantities of oil, natural gas and natural gas liquids produced and sold by us increased by 9.5% for the three months ended September 30, 2015 and decreased by 21% for the nine months ended September 30, 2015 compared to the same periods in 2014.  Decreased production during the nine months ended September 30, 2015 was the primary factor for the 29% decrease for year-to-date DD&A.  DD&A decreased in the current quarter over last year from the decrease in our depletable base offset by increased production.  See “Sales and Other Operating Revenues” above for the oil and natural gas production.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

The following table reconciles reported net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income (loss)	$637,643	$(11,152,037)	$(11,572,395)	$(18,997,712)
Depreciation, depletion & amortization of property and equipment	3,123,812	3,865,675	11,020,278	15,604,283
Interest expense, net of interest income and amounts capitalized	130,091	112,078	318,538	316,850
Income tax benefit	(398,400)	(576,632)	(5,779,000)	(1,710,632)
Costs to obtain a public listing	-	844,482	-	2,729,447
Increase in value of preferred stock derivative liability	-	11,172,928	-	15,676,842
Stock-based compensation net of capitalized cost	338,619	521,978	2,210,950	598,818
Accretion of asset retirement obligation	170,209	150,628	499,766	438,717
Goodwill impairment	-	-	5,349,988	-
Amortization of benefit from commodity derivatives sold	-	(23,438)	-	(70,313)
Unrealized (gains) losses on commodity derivatives	(3,460,825)	(2,607,959)	1,847,371	(921,026)
Adjusted EBITDA	$541,149	$2,307,703	$3,895,496	$13,665,274

Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks and others, to assess our operating performance compared to that of other companies in our industry, without regard to financing methods, capital structure or historical costs basis.  It is also used to assess our ability to incur and service debt and fund capital expenditures.

Our Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flow provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  Our Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA in the same manner. Adjusted EBITDA for the three and nine months ended September 30, 2015 decreased from the same periods in 2014 by $1,766,554 (77%) and $9,769,778 (71%), respectively.

Interest Expense

Our interest expense for the three and nine months ended September 30, 2015 and 2014 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$398,063	$380,905	$1,087,606	$1,089,588
Interest capitalized	(266,949)	(266,500)	(750,107)	(767,908)
Net	$131,114	$114,405	$337,499	$321,680

Bank debt	$29,700,000	$24,965,000	$29,700,000	$24,965,000
Bank debt - weighted average outstanding	$30,351,630	$29,526,141	$28,867,821	$30,219,524

Funds received from the February sale of oil and natural gas options of $4.03 million and the sale of shares of common stock and Series A Preferred Stock were initially used to pay down the revolving line of credit and meet working capital requirements.

Income Tax Expense

We recorded an income tax benefit of $5,779,000 on a pre-tax net loss of $17,351,395 resulting in an effective tax rate of 33% for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, we recorded an income tax benefit of $1,710,632 on a pre-tax loss of $20,708,344, resulting in an effective tax rate of 8%.  A loss of $15,676,842 from the change in fair value of the Series A and Series B Preferred Stock derivative liabilities included in the pre-tax net income for the nine months ended September 30, 2014 is not recognized for tax purposes.

Additionally, differences between the U.S. federal statutory rate of 35% and our effective tax rates are due to the tax effects of the excess of book carrying value over the tax basis in the full cost pool and the net operating loss carryforwards for each period.

Liquidity and Capital Resources

Cash Flows

The change in our cash for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	Nine Months Ended September 30,
	2015	2014
Cash flows provided by (used in) operating activities	$(4,280,324)	$20,835,300
Cash flows used in investing activities	(10,010,324)	(8,947,211)
Cash flows provided by (used in) financing activities	7,780,430	(6,520,338)
Net increase (decrease) in cash	$(6,510,218)	$5,367,751

Cash Flows from Operating Activities

Cash flows from operations for the nine months ended September 30, 2015 decreased 121% over the same period in 2014 principally due to declines in commodity prices.  While crude oil volumes increased 7.8% from 172,965 Bbls for the nine months ended September 30, 2014 to 186,531 Bbls for the same period in 2015, crude oil prices, LLS posting (a majority of the Company’s crude oil is sold at an LLS posting) averaged $55.46 per Bbl for the nine months ended September 30, 2015 compared to $103.62 per Bbl for the same period in 2014, representing a 46% decline.  Natural gas volumes declined 33% for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to decreases in production at the La Posada field.  In addition, natural gas prices at Henry Hub declined 38% to $2.80 per MMBtu for the nine months ended September 30, 2015 compared to the same period in 2014.  Total revenues were $18,023,821 and $30,564,244 for the nine months ended September 30, 2015 and 2014, respectively, representing a 41% decline.  In addition, there was an $8.5 million change in current operating assets and liabilities for the nine months ended September 30, 2015, driven by a $13.9 million reduction in accounts payable.  The combination of reduced drilling expenditures and a reduction in revenues distributable provided for the change in accounts payable.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2015	2014

Acquisition of acreage and new properties	$2,813,180	$3,987,163
Drilling and completion	3,797,839	14,481,398
Recompletions, capital workovers and plugging and abandoning (“P&A”)	1,589,594	(630,021)
Total oil and natural gas investing activities	8,200,613	17,838,540
Corporate office property and equipment purchases	31,720	62,724
Total cash used for capitalized expenditures on property and equipment	8,232,333	17,901,264
Proceeds from sale of property	(30,442)	(307,600)
Cash received in merger	-	(4,550,082)
Decrease in short-term investments	(1,170,868)	(2,142,128)
Decrease in noncurrent receivable from affiliate	-	(95,634)
Cash flows used in investing activities, including accounts payable	7,031,023	10,805,820
Change in capital expenditures financed by accounts payable	2,979,301	(1,858,609)
Cash flows used in investing activities	$10,010,324	$8,947,211

During the nine months ended September 30, 2015, the Amazon 3-D Project accounted for $3,964,620 of our total oil and natural gas investing activities.  Of that, $3,682,212 was spent on the drilling of the Talbot 23-1 well and related Anaconda prospect costs.  At the Greater Masters Creek Field, $1,672,681 was spent primarily on the workover of the Bullock A-1 and the completion of the Crosby 14-1 and its salt water disposal well.  At the Livingston 3-D Project, $1,377,842 was spent, with most of the expenditures going to the completion of the Blackwell 39-1 well and related Musial prospect costs, along with capital workovers to add electric submersible pumps to two wells.

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

Cash Flows from Financing Activities

Our cash flows, both in the short-term and the long-term, are impacted by highly volatile oil and natural gas prices. Although we seek to mitigate this risk by hedging future crude oil and natural gas production through 2017 (three to five years historically), a significant deterioration in commodity prices negatively impacts revenues, earnings, and cash flows, capital spending, and potentially our liquidity.  Sales volumes and costs also impact cash flows; however, these historically have not been as volatile or as impactful as commodity prices in the short-term.

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

On July 27, 2015, we entered into the Eighth Amendment to the credit agreement which provided for a $33.5 million conforming borrowing base and a $1.5 million non-conforming borrowing base which expired on October 1, 2015.  Therefore, as of October 1, 2015, the total borrowing base is $33.5 million and the available borrowing capacity was $3.8 million.  The October borrowing base review is ongoing at this time.

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
Credit Facility:
Balances outstanding, beginning of year	$22,900,000	$31,215,000
Activity	6,800,000	(8,315,000)
Balances outstanding, end of period	$29,700,000	$22,900,000

Other than the credit facility, we had debt of $517,400 and $282,843 at September 30, 2015 and December 31, 2014, respectively, from installment loans financing oil and natural gas property insurance premiums.  We had a cash balance of $5.0 million at September 30, 2015.

We anticipate a breach of one of the financial covenants on our senior credit facility at September 30, 2015.  We are working with our lenders who are currently in the process of their borrowing base review.  See Item 1. Unaudited Condensed Notes to the Consolidated Financial Statements, Note B – Liquidity Considerations.

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

Fair Market Value of Commodity Derivatives

	September 30, 2015		December 31, 2014
	Oil	Gas	Oil	Gas
Assets
Current	$1,531,222	$290,812	$1,851,542	$1,486,995
Noncurrent	971,146	22,703	1,006,845	396,264

Assets and liabilities are netted within each commodity on the Consolidated Balance Sheets as all contracts are with the same counterparty. For the balances without netting, refer to Item 1. Unaudited Condensed Notes to the Consolidated Financial Statements, Note E – Commodity Derivative Instruments.

The fair market value of our commodity derivative contracts in place at September 30, 2015 and December 31, 2014 were net assets of $2,815,883 and $4,741,646, respectively.  We sold all of our oil and natural gas options (while retaining swap contracts) in February 2015 for $4.03 million, accounting for the decrease in market value from December 31, 2014. New swaps and options contracts were concurrently initiated for the remainder of 2015 through 2017.

We expect to reclassify losses on commodity derivatives of $9,410 net after taxes into earnings from accumulated other comprehensive income during the final quarter of 2015; however, actual cash settlement gains and losses recognized may differ materially.  Other comprehensive income for commodity derivatives will be gone at the end of 2015.

Please see Item 1. Unaudited Condensed Notes to the Consolidated Financial Statements, Note E – Commodity Derivative Instruments, for additional information on our commodity derivatives.

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

Commitments and Contingencies

We had the following contractual obligations and commitments as of September 30, 2015:

		Commodity Derivatives Assets (2)
			Operating	Asset Retirement
	Debt (1)		Leases	Obligations
2015	$517,400	$529,252	$143,070	$-
2016	29,700,000	1,577,436	576,274	733,917
2017	-	709,195	561,106	2,850,972
2018	-	-	2,264	798,066
2019	-	-	-	341,926
Thereafter	-	-	-	8,248,175
Totals	$30,217,400	$2,815,883	$1,282,714	$12,973,056

(1)
Does not include future commitment fees, interest expense or other fees because the credit agreement is a floating rate instrument, and we cannot determine with accuracy the timing of future loans, advances, repayments or future interest rates to be charged.

(2)
Represents the estimated future payments under our oil and natural gas derivative contracts based on the future market prices as of September 30, 2015. These amounts will change as oil and natural gas commodity prices change.

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

There have been no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

A description of our legal proceedings is included in Item 1. Unaudited Condensed Notes to the Consolidated Financial Statements, Note N – Contingencies, and is incorporated herein by reference.

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

Item 1A.  Risk Factors.

The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2014.  Except as set forth below and in each of our quarterly reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, there have been no material changes to the risks described in our Annual Report for the year ended December 31, 2014.

Our short-term liquidity is constrained, and could severely impact our cash flow and our development of our properties.

Currently, our principal sources of liquidity are cash flow from our operations and borrowing under our credit facility. During the first nine months of 2015, we have borrowed $6.8 million under our credit facility to fund a portion of our capital expenditures. On October 1, 2015, our non-conforming borrowing base, which was $1.5 million, expired pursuant to the terms of the Eighth Amendment to our credit agreement. Therefore, as of October 1, 2015, our total borrowing base was $33.5 million with approximately $3.8 million of remaining availability.  We are currently undergoing our October 2015 borrowing base redetermination that could reduce our existing credit facility borrowing base. This reduction could result in our liquidity being severely limited and our expenditures being limited to our current cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

We anticipate that we will breach one of the financial covenants on our senior credit facility at September 30, 2015.  We are working with our lenders who are currently in the process of their borrowing base review.  See Item 1. Unaudited Condensed Notes to the Consolidated Financial Statements, Note B – Liquidity Considerations.

Effective November 1, 2015, we have suspended the payment of dividends on the Series A Preferred Stock until such time as the Board believes the Company has adequate liquidity to restore the payment of the dividends.

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

FOR

Form 10-Q for the quarter ended September 30, 2015.

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

YUMA ENERGY, INC.

Date: November 16, 2015	By:	/s/ Sam L. Banks
Sam L. Banks
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Kirk F. Sprunger
Kirk F. Sprunger
Chief Financial Officer (Principal Financial Officer)