Form 10-K/A
period 2015-12-31
Yuma Energy, Inc.
filed 2016-05-23
CIK 81318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K /A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Yuma Energy, Inc. (referred to herein as “Yuma,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (this “Amended Filing”) to its Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016 (the “Original Filing”), for the purpose of restating previously filed financial statements, including notes thereto, and amending portions of the related disclosures contained in the Original Filing (the “Restatement”). This Amended Filing includes (i) restated consolidated balance sheets as of December 31, 2015 and 2014, (ii) restated consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of changes in equity and consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 and (iii) restated unaudited quarterly financial information for the quarters ended March 31, 2014 through December 31, 2015. We will not file amended periodic reports for any filing prior to the Original Filing, including Forms 10-Q for any of the affected quarterly periods.

Restatement Background

On May 11, 2016, subsequent to the filing of our Original Filing, we determined that there were non-cash errors in the computation of our income tax provision and the recording of our deferred taxes related to our asset retirement obligations, our stock based compensation, our allocation of the purchase price in the Pyramid merger and resultant amount of goodwill, the tax amortization of that goodwill, the tax treatment of expenses related to the Pyramid merger, and the incorrect roll forward of the historic net operating losses and the difference in the book and tax basis in our properties. As a result, our income tax provision and the net amount of our deferred tax liability were restated for the years ended December 31, 2015, 2014 and 2013 and the applicable quarterly periods in 2015 and 2014.

As a result, management, the Audit Committee and the Board of Directors determined after consideration of the relevant facts and circumstances, that our consolidated financial statements as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013 contained within the Original Filing, and our financial data included in our interim consolidated financial statements set forth in our quarterly reports on Form 10-Q for the quarter ended September 30, 2014, and for all subsequent quarterly reports on Form 10-Q through the quarter ended December 31, 2015, should be restated, and that such financial statements previously filed with the SEC, should no longer be relied upon. Additionally, it was determined that the Company should, as soon as practicable, file with the SEC an amendment to the Original Filing, inclusive of restated financial data pertaining to each applicable quarterly period in 2015 and 2014.

Management has evaluated the effect of the restatements on its prior conclusions regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2015 and 2014. In connection therewith, management concluded that the Company did not maintain effective controls over the accuracy and presentation of the accounting for the matters set forth above. The Company identified both the errors and the material weaknesses and has taken action to remediate its procedures and controls. Nevertheless, the Company may continue to report the above material weakness while sufficient testing of newly established procedures and controls occurs.

For ease of reference, this Amended Filing amends and restates the Original Filing in its entirety. The following Items have been revised to reflect the impact of the restatement on the affected line items of our consolidated financial statements:

●	Part I, Item 1A – Risk Factors

●	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8 – Financial Statements and Supplementary Data

●	Part II, Item 9A – Controls and Procedures

●	Part IV, Item 15 – Exhibits and Financial Statement Schedules

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our audited consolidated financial statements formatted in eXtensible Business Reporting Language (XBRL) in Exhibit 101.

Except as provided in this Explanatory Note, or as indicated in the applicable disclosure, this Amended Filing has not been updated to reflect other events occurring after the filing of the Original Filing and does not modify or update information and disclosures in the Original Filing affected by subsequent events. Accordingly, this Amended Filing should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

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

Recent Developments

Agreement and Plan of Merger and Reorganization

On February 10, 2016, the Company and privately held Davis Petroleum Acquisition Corp. (“Davis”) entered into a definitive merger agreement for an all-stock transaction. Upon completion of the transaction, we will reincorporate in Delaware, implement a one-for-ten reverse split of our common stock, and convert each share of our existing Series A Preferred Stock into 35 shares of common stock prior to giving effect for the reverse split (3.5 shares post reverse split).  Following these actions, we will issue additional shares of common stock in an amount sufficient to result in approximately 61.1% of the common stock being owned by the current common stockholders of Davis.  In addition, we will issue approximately 3.3 million shares of a new Series D preferred stock to existing Davis preferred stockholders, which  is estimated to have a conversion price of approximately $5.70 per share, after giving effect for the reverse split.  The Series D preferred stock is estimated to have an aggregate liquidation preference of approximately $19.0 million at closing, and will be paid dividends in the form of additional shares of Series D preferred stock at a rate of 7% per annum. Upon closing, there will be an aggregate of approximately 23.7 million shares of our common stock outstanding (after giving effect to the reverse stock split and conversion of Series A Preferred Stock to common stock). The transaction is expected to qualify as a tax-deferred reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Non-GAAP Reconciliation ($ in thousands)

The following table reconciles our direct interest in oil, natural gas and natural gas liquids reserves as of December 31, 2015:

(As Restated)
Present value of estimated future net revenues (PV10)	$122,908
Future income taxes discounted at 10%	(16,363)
Standardized measure of discounted future net cash flows	$106,545

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

Available Information

Our principal executive offices are located at 1177 West Loop South, Suite 1825, Houston, Texas 77027. Our telephone number is (713) 768-7000. You can find more information about us at our website located at www.yumaenergyinc.com. Our Annual Report on Form 10-K (as amended by Form 10-K/A), our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our website, which is not part of this report. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC.  Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

As discussed in the Explanatory Note and Note 26 – Restatement of Previously Issued Financial Statements in the Notes to the Consolidated Financial Statements to our consolidated financial statements included in this Form 10-K/A, we have restated our audited consolidated financial statements as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013 and our unaudited consolidated financial statements for all interim periods commencing with the quarter ended March 31, 2014 through the quarter ended December 31, 2015 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management’s recommendation following the identification of non-cash errors in the computation of our income tax provision and the recording of our deferred taxes related to our asset retirement obligations, our stock based compensation, our allocation of the purchase price in the Pyramid merger and resultant amount of goodwill, the tax amortization of that goodwill, the tax treatment of expenses related to the Pyramid merger, the incorrect roll forward of the historic net operating losses and the difference in the book and tax basis in our properties.  As a result, our income tax provision and the net amount of our deferred tax liability were restated for the years ended December 31, 2015, 2014 and 2013 and the applicable quarterly periods in 2015 and 2014. Due to the errors, our Audit Committee concluded that our previously issued financial statements for the Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the year ended December 31, 2015 has been amended to, among other things, reflect the restatement of our financial statements for the Restated Periods (the “Restatement”).

As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the Restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional shareholder, governmental, or other actions in connection with the Restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the Restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price which could, among other items, result in a default under the Company’s financing agreements.

We have identified a material weakness in our internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

We have identified a material weakness in our internal control over financial reporting related to the appropriate policies and procedures in place to properly evaluate the accuracy and presentation of our accounting for income taxes, including the income tax provisions and related deferred tax assets and liabilities and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015. This resulted in the restatement of our (i) consolidated balance sheets as of December 31, 2015 and 2014, (ii) consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of changes in equity and consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 and (iii) unaudited quarterly financial information for the quarters ended March 31, 2014 through December 31, 2015. For further information regarding this matter and the related material weakness, please refer to Item 9A. Controls and Procedures.

In addition, we may experience delay or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Management’s ongoing assessment of disclosure controls and procedures as well as internal control over financial reporting may in the future identify additional weaknesses and conditions that need to be addressed. Any failure to improve our disclosure controls and procedures or internal control over financial reporting to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors, which in turn, could adversely affect our business and the value of our common stock and our preferred stock.

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

Restatement Background
As discussed in the Explanatory Note to this Form 10-K/A and Note 26 - Restatement of Previously Issued Financial Statements, we are restating (i) our consolidated balance sheets as of December 31, 2015 and 2014, (ii) our consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of changes in equity and consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 and (iii) our unaudited quarterly financial information for the quarters ended March 31, 2014 through December 31, 2015 due to non-cash errors in the computation of our income tax provision and the recording of our deferred taxes related to our asset retirement obligations, our stock based compensation, our allocation of the purchase price in the Pyramid merger and resultant amount of goodwill, the tax amortization of that goodwill, the tax treatment of expenses related to the Pyramid merger, the incorrect roll forward of the historic net operating losses and the difference in the book and tax basis in our properties. As a result, our income tax provision and the net amount of our deferred tax liability were restated for the years ended December 31, 2015, 2014 and 2013 and the applicable quarterly periods in 2015 and 2014. Specifically, on May 11, 2016 we determined that subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2015, there were non-cash errors in the Company’s calculation of its income tax provision, its deferred tax liability and goodwill as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013. The net effect of correcting all of these non-cash errors resulted in a cumulative decrease in the Company’s deferred tax liability as of December 31, 2015 of $5,379,806 to a deferred tax liability balance at December 31, 2015 as restated of $1,417,364. These adjustments related to the Company’s calculation of deferred tax assets and liabilities primarily relating to the tax effects of asset retirement obligations, stock based compensation, merger related expenses and the Company’s purchase accounting and goodwill determination related to the Pyramid merger.  Specifically, we recognized an adjustment to the goodwill recorded in 2014 and subsequently written off in the second Quarter of 2015 of $422,480, which changed the reported goodwill carrying value from $5,349,988 to $4,927,508 at December 31, 2014.

As a result, the Company’s management, the Audit Committee and the Board of Directors determined after consideration of the relevant facts and circumstances, that our consolidated balance sheets as of December 31, 2015 and 2014, (ii) our consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of changes in equity and consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 and (iii) our unaudited quarterly financial information for the quarters ended March 31, 2014 through December 31, 2015 should be restated, and that such financial statements previously filed with the Securities and Exchange Commission should no longer be relied upon.

In addition, Management evaluated the effect of the restatements on our prior conclusions regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2015. In connection therewith, management concluded that the Company did not maintain effective controls over the accuracy and presentation of the accounting for the Company’s income taxes, including income tax provisions and related deferred tax assets and liabilities. The Company identified both the errors and this material weakness and has taken action to remediate its procedures and controls, including hiring an internationally known accounting firm as our new tax consultants to assist management with its preparation of these items, and in addition, we intend to hire additional accounting personnel. Additionally, we are in the process of implementing a more robust review of our accounting of deferred taxes, and increasing the supervision and monitoring of the financial reporting processes related to this material weakness.  Nevertheless, the Company may continue to report the above material weakness while sufficient testing of newly established procedures and controls occurs.

Please refer to Note 26 – Restatement of Previously Issued Financial Statements in the Notes to the Consolidated Financial Statements for the quarterly impact of the Restatement to the consolidated financial statements.

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

Mergers and acquisitions

On February 10, 2016, the Company and privately held Davis Petroleum Acquisition Corp. (“Davis”) entered into a definitive merger agreement for an all-stock transaction. Upon completion of the transaction, we will reincorporate in Delaware, implement a one-for-ten reverse split of our common stock, and convert each share of our existing Series A Preferred Stock into 35 shares of common stock prior to giving effect for the reverse split (3.5 shares post reverse split).  Following these actions, we will issue additional shares of common stock in an amount sufficient to result in approximately 61.1% of the common stock being owned by the current common stockholders of Davis.  In addition, we will issue approximately 3.3 million shares of a new Series D preferred stock to existing Davis preferred stockholders, which  is estimated to have a conversion price of approximately $5.70 per share, after giving effect for the reverse split.  The Series D preferred stock is estimated to have an aggregate liquidation preference of approximately $19.0 million at closing, and will be paid dividends in the form of additional shares of Series D preferred stock at a rate of 7% per annum. Upon closing, there will be an aggregate of approximately 23.7 million shares of our common stock outstanding (after giving effect to the reverse stock split and conversion of Series A Preferred Stock to common stock). The transaction is expected to qualify as a tax-deferred reorganization under Section 368(a) of the Code.

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

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

The following table reconciles reported net income to Adjusted EBITDA for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
Net Income (loss)	$(14,839,840)	$(20,842,657)	$(28,588,894)
Depreciation, depletion & amortization of property and equipment	13,651,207	19,664,991	12,077,368
Interest expense, net of interest income and amounts capitalized	436,836	302,568	560,340
Income tax benefit	(3,725,757)	(1,936,347)	(1,380,937)
Goodwill impairment	4,927,508	-	-
Stock-based compensation net of capitalized cost	2,289,311	3,388,321	452,058
Unrealized (gains) losses on commodity derivatives	949,967	(4,724,985)	231,886
Accretion of asset retirement obligation	604,538	604,511	668,497
Costs to obtain a public listing	-	2,935,536	24,592
Increase in value of preferred stock derivative liability	-	15,676,842	26,258,559
Bank mandated commodity derivative novation cost	-	-	175,000
Amortization of benefit from commodity derivatives sold	-	(93,750)	(72,600)
Adjusted EBITDA	$4,293,770	$14,975,030	$10,405,869

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

Income Tax Expense

The following summarizes our income tax expense (benefit) and effective tax rates for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
Consolidated net income (loss) before income taxes	$(18,565,597)	$(22,779,004)	$(29,969,831)
Income tax expense (benefit)	(3,725,757)	(1,936,347)	(1,380,937)
Effective tax rate	20.07%	8.50%	4.61%

Additionally, differences between the U.S. federal statutory rate of 34 % and our effective tax rates are due to the tax effects of the excess of book carrying value over the tax basis in the full cost pool and the net operating loss carryforwards for each period. No benefit has been recognized for nondeductible expenses. Refer to Note 16 – Income Taxes in the Notes to Consolidated Financial Statements included in this report.

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

In the Original Filing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015. In connection with the restatement discussed in the Explanatory Note to this Amended Filing and in Part II, Item 8. Notes to the Consolidated Financial Statements, Note 26 – Restatement of Previously Issued Financial Statements, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that re-evaluation and due to the material weakness in our internal control over financial reporting discussed in detail below and other changes to the Original Filing made in this Amended Filing, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective.

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

In the Original Filing, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective. On May 11, 2016, as discussed in the Explanatory Note to this Amended Filing and in Part II, Item 8. Notes to the Consolidated Financial Statements, Note 26 – Restatement of Previously Issued Financial Statements, we determined that we had errors in our calculation of our income tax provision, deferred tax liability and goodwill for the years ended December 31, 2015, 2014 and 2013. Management believes that these errors resulted from a material weakness in internal controls over the accurate presentation and appropriate review by qualified professionals relating to the accuracy and presentation of the accounting for income taxes, including the income tax provision, related tax assets and liabilities and goodwill. This material weakness resulted in a restatement of our consolidated financial statements as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the restatement discussed in the Explanatory Note and Note 26 – Restatement of Previously Issued Financial Statements to this Amended Filing, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we conducted a re-evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, (2013 Version) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of the material weakness described above, our management has revised its earlier assessment of internal control over financial reporting and has now concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report. Therefore, this report does not include such an attestation.

Remediation Steps to Address Material Weakness

We are in the process of remediating the material weakness in internal control over financial reporting referred to above, and have hired an internationally known accounting firm as our new tax consultants to assist management with its preparation of these items, and in addition, intend to hire additional accounting personnel. The successful remediation of this material weakness will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal control over financial reporting as of December 31, 2016.

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

Form 10-K /A for the fiscal year ended December 31, 2015.

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
		8-K	001-32989	2.1(A)	August 4, 2014

2.2	Agreement and Plan of Merger and Reorganization dated as of February 10, 2016, by and among Yuma Energy, Inc., Yuma Delaware Merger Subsidiary, Inc., Yuma Merger Subsidiary, Inc. and Davis Petroleum Acquisition Corp.	8-K	001-32989	2.1	February 16, 2016

3.1	Restated Articles of Incorporation dated September 10, 2014.	8-K	001-32989	3.1	September 16, 2014

3.1(a)	Certificate of Amendment to the Restated Articles of Incorporation dated June 9, 2015.	8-K	001-32989	3.1	June 15, 2015

3.2	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of 9.25% Series A Cumulative Redeemable Preferred Stock of Yuma Energy, Inc.	8-A	001-32989	3.2	October 20, 2014

3.3	Amended and Restated Bylaws of Yuma Energy, Inc.	S-3	333-192094	4.2	November 5, 2013

3.3(a)	First Amendment to the Amended and Restated Bylaws dated June 9, 2015.	8-K	001-32989	3.2	June 15, 2015

10.1	Credit Agreement dated as of August 11, 2011, among Yuma Exploration and Production Company, Inc., as Borrower, Amegy Bank National Association, as Administrative Agent, and each of the lenders from time to time party thereto.	S-4	333-197826	10.3	August 4, 2014

10.1(a)	First Amendment and Limited Waiver to Credit Agreement and Assignment effective as of September 21, 2012, among Yuma Exploration and Production Company, Inc., as Borrower, Amegy Bank National Association, as Administrative Agent and Assignor, Union Bank, N.A., as an Assignee and successor Administrative Agent and successor Issuing Bank, and each of the lenders party thereto.	S-4	333-197826	10.4	August 4, 2014

10.1(b)	Second Amendment to Credit Agreement and Assignment effective as of February 13, 2013, among Yuma Exploration and Production Company, Inc., as Borrower, Union Bank, N.A., as Administrative Agent and Assignor, Société Générale, as an Assignee and successor Administrative Agent and successor Issuing Bank, and each of the lenders party thereto.	S-4	333-197826	10.5	August 4, 2014

10.1(c)	Third Amendment to Credit Agreement and Assignment effective as of May 20, 2013, among Yuma Exploration and Production Company, Inc., as Borrower, Union Bank, N.A., as Assignor, Société Générale, as an Assignor and Administrative Agent and Issuing Bank, OneWest Bank, FSB, as Assignee, and each of the lenders party thereto.	S-4	333-197826	10.6	August 4, 2014

10.1(d)	Fourth Amendment to Credit Agreement effective as of April 22, 2014, among Yuma Exploration and Production Company, Inc., as Borrower, Société Générale, as Administrative Agent and Issuing Bank, and each of the lenders party thereto.	S-4	333-197826	10.7	August 4, 2014

10.1(e)	Fifth Amendment to Credit Agreement effective as of October 14, 2014, among Yuma Exploration and Production Company, Inc., as Borrower, Société Générale, as Administrative Agent and Issuing Bank, and each of the lenders party thereto.	8-K	001-32989	10.1	October 14, 2014

10.1(f)	Sixth Amendment to Credit Agreement effective as of January 23, 2015, among Yuma Exploration and Production Company, Inc., as Borrower, Société Générale, as Administrative Agent and Issuing Bank, and each of the lenders party thereto.	8-K	001-32989	10.1	January 29, 2015

10.1(g)	Seventh Amendment to Credit Agreement effective as of April 7, 2015, among Yuma Exploration and Production Company, Inc., as Borrower, Société Générale, as Administrative Agent and Issuing Bank, and each of the lenders party thereto.	8-K	001-32989	10.1	April 22, 2015

10.1(h)	Eighth Amendment to Credit Agreement effective as of July 27, 2015, among Yuma Exploration and Production Company, Inc., as Borrower, Société Générale, as Administrative Agent and Issuing Bank, and each of the lenders party thereto.	8-K	001-32989	10.1	August 12, 2015

10.1(i)	Waiver, Borrowing Base Redetermination and Ninth Amendment to Credit Agreement effective as of December 30, 2015, among Yuma Exploration and Production Company, Inc., as Borrower, Société Générale, as Administrative Agent and Issuing Bank, and each of the lenders party thereto.	8-K	001-32989	10.1	January 5, 2016

10.2†	Employment Agreement dated October 1, 2012, between Yuma Energy, Inc. and Sam L. Banks.	S-4	333-197826	10.8	August 4, 2014

10.3†	Employment Agreement dated October 1, 2012, between Yuma Energy, Inc. and Michael F. Conlon.	S-4	333-197826	10.9	August 4, 2014

10.4†	Employment Agreement dated June 15, 2014, between Yuma Energy, Inc. and Mark D. Hartman.	S-4	333-197826	10.10	August 4, 2014

10.5	Form of Indemnification Agreement.	8-K	001-32989	10.1	September 16, 2014

10.6†	Employment Agreement dated June 1, 2012, between Yuma Energy, Inc. and Kirk F. Sprunger.	8-K	001-32989	10.4	September 16, 2014

10.7†	2006 Equity Incentive Plan of the Registrant.	S-8	333-175706	4.3	July 21, 2011

10.8†	Yuma Energy, Inc. 2011 Stock Option Plan.	8-K	001-32989	10.5	September 16, 2014

10.9†	Yuma Energy, Inc. 2014 Long-Term Incentive Plan.	8-K	001-32989	10.6	September 16, 2014

10.10†	Employment Agreement dated October 15, 2014 between Yuma Energy, Inc. and Paul D. McKinney.	10-Q	001-32989		November 14, 2014

10.11†	Separation Agreement and General Release of Claims dated December 25, 2014, between Yuma Energy, Inc. and Michael F. Conlon.	8-K	001-32989	10.1	December 29, 2014

10.12†	Employment Agreement of John H. Alexander, dated February 21, 2002.	10-QSB	001-32989	10.4	March 29, 2002

10.13†	Severance Award Agreement of John H. Alexander, dated January 9, 2007.	8-K	001-32989	99.1	January 16, 2007

10.14†	Severance Award Agreement of John H. Alexander, dated December 30, 2008.	8-K	001-32989	10.1	January 6, 2009

10.15†	Severance Award Agreement of John H. Alexander, dated June 4, 2009.	10-K	001-32989	10.4	March 30, 2011

10.16†	Severance Award Agreement of John H. Alexander, dated September 21, 2010.	10-Q	001-32989	10.1	November 15, 2010

10.17	Settlement Agreement and General Release of All Claims, dated as of September 30, 2013, between the Registrant and John H. Alexander.	8-K	001-32989	10.1	October 4, 2013

10.18	Trust Agreement, dated as of October 1, 2013, between the Registrant and Gilbert Ansolabehere, as trustee.	8-K	001-32989	10.2	October 4, 2013

10.19	Consulting Agreement, dated as of October 1, 2013, between the Registrant and John H. Alexander.	8-K	001-32989	10.3	October 4, 2013

10.20	Indemnity Agreement, dated as of September 30, 2013, between the Registrant and John H. Alexander.	8-K	001-32989	10.4	October 4, 2013

10.21	Indemnity Agreement, dated as of January 7, 2014, between the Registrant and Gary L. Ronning.	10-K	001-32989	10.10	March 31, 2014

10.22	Indemnity Agreement, dated as of January 7, 2014, between the Registrant and Michael D. Herman.	10-K	001-32989	10.11	March 31, 2014

10.23	Indemnity Agreement, dated as of January 7, 2014, between the Registrant and Rick D. Kasch.	10-K	001-32989	10.12	March 31, 2014

10.24†	Amendment No. 1 dated March 12, 2015 to the Employment Agreement between Yuma Energy, Inc. and Paul D. McKinney.	8-K	001-32989	10.1	March 17, 2015

10.25†	Form of Restricted Stock Award Agreement (Employees).	8-K	001-32989	10.1	June 15, 2015

10.26†	Form of Restricted Stock Award Agreement (Directors).	8-K	001-32989	10.2	June 15, 2015

10.27†	Form of Stock Appreciation Rights Award Agreement.	8-K	001-32989	10.1	August 24, 2015

10.28†	Separation Agreement, General Release of Claims and Waiver dated December 15, 2015 between Yuma Energy, Inc. and Kirk F. Sprunger.	8-K	001-32989	10.1	December 21, 2015

10.29	Voting Agreement dated as of February 10, 2016, by and among Yuma Energy, Inc., Yuma Delaware Merger Subsidiary, Inc. and each of the persons listed on Schedule A thereto.	8-K/A	001-32989	10.1	February 16, 2016

10.30	Voting Agreement dated as of February 10, 2016, by and among Davis Petroleum Acquisition Corp. and the persons listed on Schedule A thereto.	8-K/A	001-32989	10.2	February 16, 2016

14	Code of Ethics.	8-K	001-32989	14	September 16, 2014

21.1	List of Subsidiaries.	10-K	001-32989	21.1	March 30, 2016

23.1	Consent of Grant Thornton LLP.					X

23.2	Consent of Netherland, Sewell & Associates, Inc.	10-K	001-32989	23.2	March 30, 2016

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.						X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.						X

99.1	Report of Netherland, Sewell & Associates, Inc.	10-K	001-32989	99.1	March 30, 2016

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Schema Document.					X

101.CAL	XBRL Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Label Linkbase Document.					X

101.PRE	XBRL Presentation Linkbase Document.					X

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUMA ENERGY, INC.

	By:	/s/ Sam L. Banks
	Name:	Sam L. Banks
Date: May 23 , 2016	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sam L. Banks	Chairman of the Board, Director, President and Chief Executive Officer	May 23 , 2016
Sam L. Banks	(Principal Executive Officer)

/s/ James J. Jacobs	Chief Financial Officer, Treasurer and Corporate Secretary	May 23, 2016
James J. Jacobs	(Principal Financial Officer and Principal Accounting Officer)

/s/ James W. Christmas	Director	May 23, 2016
James W. Christmas

/s/ Frank A. Lodzinski	Director	May 23, 2016
Frank A. Lodzinski

/s/ Ben T. Morris	Director	May 23, 2016
Ben T. Morris

/s/ Richard K. Stoneburner	Director	May 23, 2016
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

As discussed in Notes 1 and 26, the consolidated financial statements referred to above have been restated to correct an error.

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

/s/ GRANT THORNTON LLP

Houston, Texas
March 29, 2016 (except for the restatement described in Notes 1 and 26 and the effects thereof, as to which the date is May 23, 2016)

Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(As Restated)	(As Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,355,191	$11,558,322
Short-term investments	-	1,170,868
Accounts receivable, net of allowance for doubtful accounts:
Trade	2,829,266	9,739,737
Officers and employees	75,404	316,077
Other	633,573	856,562
Commodity derivative instruments	2,658,047	3,338,537
Prepayments	704,523	782,234
Other deferred charges	415,740	342,798

Total current assets	12,671,744	28,105,135

OIL AND GAS PROPERTIES (full cost method):
Not subject to amortization	14,288,716	25,707,052
Subject to amortization	204,512,038	186,530,863

	218,800,754	212,237,915
Less: accumulated depreciation, depletion and amortization	(117,304,945)	(103,929,493)

Net oil and gas properties	101,495,809	108,308,422

OTHER PROPERTY AND EQUIPMENT:
Land, buildings and improvements	2,795,000	2,795,000
Other property and equipment	3,460,507	3,439,688
	6,255,507	6,234,688
Less: accumulated depreciation and amortization	(2,174,316)	(1,909,352)

Net other property and equipment	4,081,191	4,325,336

OTHER ASSETS AND DEFERRED CHARGES:
Commodity derivative instruments	1,070,541	1,403,109
Deposits	264,064	264,064
Goodwill	-	4,927,508
Other noncurrent assets	38,104	262,200

Total other assets and deferred charges	1,372,709	6,856,881

TOTAL ASSETS	$119,621,453	$147,595,774

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS - CONTINUED

	December 31,
	2015	2014
	(As Restated)	(As Restated)
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$30,063,635	$282,843
Accounts payable, principally trade	7,933,664	25,004,364
Asset retirement obligations	70,000	-
Other accrued liabilities	1,781,484	1,419,565

Total current liabilities	39,848,783	26,706,772

LONG-TERM DEBT:
Bank debt	-	22,900,000

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	8,720,498	12,487,770
Deferred taxes	1,417,364	5,136,222
Restricted stock units	-	71,569
Other liabilities	30,090	22,451

Total other noncurrent liabilities	10,167,952	17,718,012

EQUITY:
Preferred stock	10,828,603	9,958,217
Common stock, no par value (300 million shares authorized, 71,834,617 and 69,139,869 issued)	141,858,946	137,469,772
Accumulated other comprehensive income	-	38,801
Accumulated earnings (deficit)	(83,082,831)	(67,195,800)

Total equity	69,604,718	80,270,990

TOTAL LIABILITIES AND EQUITY	$119,621,453	$147,595,774

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
REVENUES:
Sales of natural gas and crude oil	$18,680,584	$38,659,392	$28,235,413
Net gains (losses) from commodity derivatives	5,038,826	3,398,518	(159,810)
Total revenues	23,719,410	42,057,910	28,075,603

EXPENSES:
Marketing cost of sales	532,985	1,045,177	1,234,308
Lease operating	11,401,309	12,816,725	9,316,364
Re-engineering and workovers	555,539	3,084,972	2,521,707
General and administrative – stock-based compensation	2,289,311	3,388,321	452,058
General and administrative – other	7,434,304	8,156,077	4,536,506
Depreciation, depletion and amortization	13,651,207	19,664,991	12,077,368
Asset retirement obligation accretion expense	604,538	604,511	668,497
Goodwill impairment	4,927,508	-	-
Other	468,221	98,476	171,774
Total expenses	41,864,922	48,859,250	30,978,582

INCOME (LOSS) FROM OPERATIONS	(18,145,512)	(6,801,340)	(2,902,979)

OTHER INCOME (EXPENSE):
Change in fair value of preferred stock derivative liability – Series A and Series B	-	(15,676,842)	(26,258,559)
Interest expense	(456,423)	(326,200)	(567,676)
Other, net	36,338	25,378	(240,617)
Total other income (expense)	(420,085)	(15,977,664)	(27,066,852)

NET INCOME (LOSS) BEFORE INCOME TAXES	(18,565,597)	(22,779,004)	(29,969,831)

Income tax expense (benefit)	(3,725,757)	(1,936,347)	(1,380,937)

NET INCOME (LOSS)	(14,839,840)	(20,842,657)	(28,588, 894)

PREFERRED STOCK:
Dividends paid in cash, perpetual preferred Series A	1,047,191	224,098	-
Dividends in arrears, perpetual preferred Series A	213,751	-	-
Accretion, Series A and Series B	-	786,536	1,101,972
Dividends paid in cash, Series A and Series B	-	445,152	145,900
Dividends paid in kind, Series A and Series B	-	4,133,380	5,412,281

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,100,782)	$(26,431,823)	$(35,249,047)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.23)	$(0.53)	$(0.86)
Diluted	$(0.23)	$(0.53)	$(0.86)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	71,013,717	49,678,444	41,074,953
Diluted	71,013,717	49,678,444	41,074,953

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)

NET INCOME (LOSS)	$(14,839,840)	$(20,842,657)	$(28,588,894)

OTHER COMPREHENSIVE INCOME (LOSS):

Commodity derivatives sold	(119,917)	-	-
Less income taxes	(46,168)	-	-

Commodity derivatives sold, net of income taxes	(73,749)	-	-

Reclassification of (gain) loss on settled commodity derivatives	56,826	50	(374,099)
Less income taxes	21,878	19	(144,028)

Reclassification of (gain) loss on settled commodity derivatives, net of income taxes	34,948	31	(230,071)

OTHER COMPREHENSIVE INCOME (LOSS)	(38,801)	31	(230,071)

COMPREHENSIVE LOSS	$(14,878,641)	$(20,842,626)	$(28,818,965)

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)

PERPETUAL PREFERRED STOCK - 9.25% CUMULATIVE AND REDEEMABLE, NO PAR VALUE:
Balance at beginning of period: 507,739 shares for 2015 and 0 shares for 2014 and 2013	$9,958,217	$-	$-
Sales of 46,857 shares for 2015 and 507,739 shares for 2014	870,386	9,958,217	-
Balance at end of period: 554,596 shares for 2015, 507,739 shares for 2014,
and 0 shares for 2013	10,828,603	9,958,217	-

COMMON STOCK, NO PAR VALUE:
Balance at beginning of period: 69,139,869 shares for 2015, 41,074,950 shares for 2014,
and 40,896,221 shares for 2013	137,469,772	2,669,465	2,182,833
Sales of 1,347,458 shares of common stock	1,363,160	-	-
Employee restricted stock awards (178,729 shares, vested 4/1/13, issued 9/11/14)	-	-	486,632
Restricted stock awards, of which 1,676,113 for 2015 and 19,440 for 2014 are vested	3,171,477	3,272,638	-
Buy back of 328,823 shares from vested stock awards	(300,732)	-	-
Stock appreciation rights issued, not vested	155,269	-	-
Restricted stock unit awards (273,907 shares)	-	869,231	-
Convert preferred stock to 22,883,487 shares of common stock on September 10, 2014	-	107,552,938	-
Pyramid Oil Company 4,788,085 shares outstanding last day of trading September 10, 2014	-	22,504,000	-
Fair value of Pyramid Oil Company stock options	-	100,500	-
Stock awards (100,000 shares) to employees, directors and consultants of Pyramid Oil
Company vested upon the change in control and issued September 11, 2014	-	501,000	-
Balance at end of period: 71,834,617 shares for 2015, 69,139,869 shares for 2014, and
41,074,950 shares for 2013	141,858,946	137,469,772	2,669,465

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	38,801	38,770	268,841
Comprehensive income (loss) from commodity derivative instruments, net of income taxes	(38,801)	31	(230,071)
Balance at end of period	-	38,801	38,770

ACCUMULATED EARNINGS (DEFICIT):
Balance at beginning of period	(67,195,800)	(40,763,977)	(10,885,832)
Prior period adjustment to correct deferred income taxes	-	-	5,370,902
Balance at beginning of period as restated	(67,195,800)	(40,763,977)	(5,514,930)

Net loss attributable to Yuma Energy, Inc.	(14,839,840)	(20,842,657)	(28,588,894)
Series A perpetual preferred stock cash dividends	(1,047,191)	(224,098)	-
Preferred stock accretion (Series A and B)	-	(786,536)	(1,101,972)
Preferred stock cash dividends (Series A and B)	-	(445,152)	(145,900)
Preferred stock dividends paid in kind (Series A and B)	-	(4,133,380)	(5,412,281)
Balance at end of period	(83,082,831)	(67,195,800)	(40,763,977)

TOTAL EQUITY	$69,604,718	$80,270,990	$(38,055,742)

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net loss to net cash provided by (used in) operating activities
Net loss	$(14,839,840)	$(20,842,657)	$(28,588,894)
Goodwill write-off	4,927,508	-	-
Increase in fair value of preferred stock derivative liability	-	15,676,842	26,258,559
Depreciation, depletion and amortization of property and equipment	13,651,207	19,664,991	12,077,368
Accretion of asset retirement obligation	604,538	604,511	668,497
Stock-based compensation net of capitalized cost	2,289,311	3,388,321	452,058
Amortization of other assets and liabilities	286,010	188,669	166,608
Deferred tax expense (benefit)	(3,694,568)	(1,936,347)	(1,380,937)
Bad debt expense	839,171	97,068	193,601
Write off deferred offering costs	-	1,257,160	-
Write off credit financing costs	-	-	313,652
Amortization of benefit from commodity derivatives (sold) and purchased, net	-	(93,750)	(72,600)
Unrealized (gains) losses on commodity derivatives	949,967	(4,724,985)	231,886
Other	(342,835)	5,448	(21,328)

Changes in current operating assets and liabilities:
Accounts receivable	6,877,906	976,093	(5,589,741)
Other current assets	77,711	(267,386)	869,550
Accounts payable	(13,688,145)	10,690,790	9,115,792
Other current liabilities	691,915	(218,468)	148,834

Other non-current liability	-	-	69,998

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,370,144)	24,466,300	14,912,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment	$(13,540,582)	$(25,526,887)	$(28,152,714)
Proceeds from sale of property	58,557	667,267	902,166
Cash received from merger	-	4,550,082	-
Decrease in short-term investments	1,170,868	2,125,541	-
Decrease (increase) in noncurrent receivable from affiliate	-	95,634	(2,493)

NET CASH USED IN INVESTING ACTIVITIES	(12,311,157)	(18,088,363)	(27,253,041)

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	Years Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in borrowing on line of credit	6,900,000	(8,315,000)	13,340,000
Proceeds from insurance note	813,562	901,257	872,754
Payments on insurance note	(832,770)	(796,441)	(878,328)
Line of credit financing costs	(250,141)	(92,909)	(681,739)
Net proceeds from sale of common stock	1,363,160	-	-
Net proceeds from sales of perpetual preferred stock	870,386	9,958,217	-
Deferred offering costs	(38,104)	-	(1,257,160)
Cash dividends to preferred stockholders	(1,047,191)	(669,250)	(145,900)
Common stock purchased from employees	(300,732)	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,478,170	985,874	11,249,627

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,203,131)	7,363,811	(1,090,511)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,558,322	4,194,511	5,285,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,355,191	$11,558,322	$4,194,511

Supplemental disclosure of cash flow information:
Interest payments (net of interest capitalized)	$131,521	$175,009	$22,210
Interest capitalized	$983,472	$1,059,350	$1,031,816
Supplemental disclosure of significant non-cash activity:
Preferred dividends paid in kind (Series A and Series B)	$-	$4,133,380	$5,412,281
Change in capital expenditures financed by accounts payable	$3,382,555	$1,310,037	$1,904,581

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

Restatement

The Company is restating its previously issued consolidated balance sheets as of December 31, 2015 and 2014 and consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statement of equity, and consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013, along with certain related notes (the “Restatement”). The impact of the Restatement is more specifically described in Note 26 – Restatement of Previously Issued Financial Statements.

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

Reclassifications

When required for comparability, reclassifications are made to the prior period financial statements to conform to the current year presentation. Reclassified amounts include moving current deferred tax assets and liabilities to non-current deferred tax liabilities related to the retrospective application of the adoption of a new accounting standard, COPAS revenue moved to offset lease operating expense, and an income tax refund that was previously included in deferred tax assets to other current accounts receivable.

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

Goodwill (As Restated)

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition.  The provisions of Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”) require that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment, or more frequently if events occur or circumstances change that could potentially result in impairment.  The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units.  However, the Company has only one reporting unit.  To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value.  Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit.  If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expense.  The Company’s goodwill as of December 31, 2014 related to its acquisition of Pyramid.  The drop in crude oil prices and the resulting decline in the Company’s common share price caused the Company to test goodwill for impairment at June 30, 2015.  Goodwill was determined to be fully impaired and as a result, the balance of $4,927,508 was written off.  Refer to Note 14 – Merger with Pyramid Oil Company and Goodwill for more details.

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

Recently adopted

In November 2015, the FASB issued an update that requires an entity to classify deferred income tax liabilities and assets as noncurrent in a classified statement of financial position.  The amendments are effective for the Company in the first quarter of 2017 and early adoption is permitted.  The Company elected to early adopt these amendments in the fourth quarter of 2015 on a retrospective basis.  As a result of the adoption, the Company reclassified and netted approximately $147,000 from other current deferred tax assets to non-current tax liabilities for each of the quarters ended March 31, 2014 and June 30, 2014, and approximately $559,000 of net current liability at year-end 2014.  The Company also reclassified approximately $385,000 of other current net deferred tax liabilities to non-current tax liabilities for each of the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015.   Adoption of this standard did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

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

	Number of	Weighted
	unvested	average
	RSA shares	fair value

Unvested shares as of January 1, 2015	-
Granted November 30, 2015	45,297	$0.19 per share
Granted December 15, 2015	173,224	$0.19 per share
Vested on December 31, 2015	(47,460)	$0.19 per share
Unvested shares as of December 31, 2015	171,061	$0.19 per share

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

NOTE 14 – MERGER WITH PYRAMID OIL COMPANY AND GOODWILL (As Restated)

On September 10, 2014, a wholly owned subsidiary of Pyramid merged with and into Yuma Co. in exchange for 66,336,701 shares of common stock and Pyramid changed its name to “Yuma Energy, Inc.” (the “merger”). As a result of the merger, the former Yuma Co. stockholders received approximately 93% of the then outstanding common stock of the Company and thus acquired voting control. Although the Company was the legal acquirer, for financial reporting purposes the merger was accounted for as a reverse acquisition of Pyramid by Yuma Co.  The transaction qualified as a tax-deferred reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).   Therefore, the amount of goodwill that is deductible for tax purposes is zero.

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

	September 10, 2014 (as initially reported)	(As Restated) Measurement period adjustment (i)	(As Restated) September 10, 2014 (as adjusted)
Purchase Price(i):
Shares of Pyramid common stock held by
Pyramid shareholders	4,788,085	-	4,788,085
Pyramid common stock price (September 10, 2014 closing price)	$4.70	$-	$4.70

Fair value of Pyramid common stock issued	$22,504,000	$-	$22,504,000
Consideration paid to Pyramid’s shareholders	-	-	-
Issuance of 100,000 shares to Pyramid affiliated persons
at $5.01 per share (September 11, 2014 closing price)	501,000	-	501,000
Fair value of Pyramid options assumed by the Company(ii)	100,500	-	100,500
Total purchase price	23,105,500	-	23,105,500

Estimated Fair Value of Liabilities Assumed:
Current liabilities	633,917	-	633,917
Noncurrent deferred tax liability(iii)	4,879,724	(988,309)	3,891,415
Other noncurrent liabilities (asset retirement obligation)	1,334,278	(390,327)	943,951
Amount attributable to liabilities assumed	6,847,919	(1,378,636)	5,469,283

Total purchase price plus liabilities assumed	29,953,419	(1,378,636)	28,574,783

Estimated Fair Value of Assets Acquired:
Current assets	9,066,589	(565,829)	8,500,760
Oil and natural gas properties(iv)	10,726,715	-	10,726,715
Net other property and equipment	4,158,420	-	4,158,420
Other noncurrent assets	261,380	-	261,380
Amount attributable to assets acquired	24,213,104	(565,829)	23,647,275

Goodwill(i)	$5,740,315	$(812,807)	$4,927,508

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

During the fourth quarter 2014 (within the allowed measurement period for adjustments to goodwill), the Pyramid asset retirement obligation as of the merger date was re-evaluated for cost projections, asset lives were adjusted to reflect the updated reserve report, inflation factors were updated and the credit adjusted risk-free rate became based on the Company’s outstanding debt cost.  The result was a decrease of $390,327 to the liability and an equal decrease to goodwill.   In addition, the Company re-evaluated its deferred tax liability, which resulted in a reduction of the deferred tax liability of $988,309 as a result of the reduction in current assets of $565,829, and the reduction of goodwill of $422,480.

(ii) To adjust for the outstanding stock options to purchase common stock that were assumed by the Company with the merger. The $100,500 fair value of the assumed options was calculated using the Black Scholes valuation model with assumptions for the following variables: common stock price, risk-free interest rates, and the Company’s stock volatility.

 (iii) The Company received a carryover tax basis in Pyramid’s assets and liabilities because the merger was not a taxable transaction under the Code. Based upon the preliminary purchase price allocation, a step-up in financial reporting carrying value related to the property acquired from Pyramid, net of the existing Pyramid deferred tax asset of $0.5 million, the Company reported a deferred tax liability of $3.9 million.

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

The drop in crude oil prices after the merger and the resulting decline in the Company’s common share price caused the Company to test goodwill for impairment at June 30, 2015.  Goodwill was determined to be fully impaired and as a result, the balance of $4,927,508 was written off. The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2014 and 2013 as though the merger had been completed as of the beginning of the earliest period presented, or January 1, 2013.  These pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of Pyramid.  Pyramid’s historical property impairment expenses recognized under the successful efforts method of accounting were eliminated as they would not have been incurred under full cost accounting.  Pyramid’s historical depletion of oil and gas property was also adjusted to reflect the change to full cost accounting.  These supplemental pro forma results of operations are provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the merger or any estimated costs that will be incurred to integrate Pyramid.  Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

	Years Ended December 31,
	2014	2013
	(As Restated)	(As Restated)
Revenues	$46,238,208	$33,534,396
Net income (loss)	$(4,005,601)	$(3,373,698)
Net income (loss) per share:
Basic	$(0.08)	$(0.08)
Diluted	$(0.08)	$(0.08)

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

NOTE 16 – INCOME TAXES (As Restated)

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

Provisions for income taxes are composed of the following for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
Current income taxes (benefit):
Federal	$(29,226)	$-	$-
State	(1,963)	-	-

Total	(31,189)	-	-

Deferred income taxes (benefit):
Federal	(3,240,076)	(1,835,257)	(1,219,494)
State	(454,492)	(101,090)	(161,443)

Total	(3,694,568)	(1,936,347)	(1,380,937)

Total income tax expense (benefit)	$(3,725,757)	$(1,936,347)	$(1,380,937)

Deferred tax liabilities (assets) that are recognized for the estimated future tax effects attributable to temporary differences and carryforwards at year-end are as follows:

	Years Ended December 31,
	2015	2014
	(As Restated)	(As Restated)
Deferred tax assets

Stock-based compensation	$421,875	$1,568,252
Alternative minimum tax credit carryforwards	552,806	552,806
Net operating loss (“NOL”) carryforwards	22,728,184	16,676,385
ARO liability	3,395,957	4,818,895
Other deferred tax (asset)	158,566	100,283

Deferred tax assets	$27,257,388	$23,716,621

Deferred tax liabilities

Commodity derivative instruments	$(1,435,507)	$(1,825,530)
Oil and gas properties and other property and equipment	(27,239,245)	(27,027,313)

Deferred tax liabilities	(28,674,752)	(28,852,843)

Net deferred tax asset (liability)	$(1,417,364)	$(5,136,222)

The net operating loss carryforwards generated by the consolidated group at December 31, 2015 expire in the amounts by period noted below:

Year NOL	NOL	Year of
generated	remaining	expiration
	(As Restated)
2015	$15,526,092	2035
2014	12,349,792	2034
2013	9,420,212	2033
2012	8,082,427	2032
2011	5,511,938	2031
2009	4,844,318	2029
2007	1,294,805	2027
2002	1,984,435	2022

Total	$59,014,019

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

The tax provisions differ from the amounts that would be calculated by using federal statutory rate of 34 percent to calculate income taxes because (i) no tax benefit has been recognized for nondeductible expenses; (ii) the Companies are subject to various state income taxes; and (iii) the tax provisions consider the effect of graduated rates, as follows:

	Years Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)

Tax computed using the statutory rate	$(6,312,303)	$(7,744,861)	$(10,189,743)

State taxes (net)	(455,788)	(101,090)	(161,443)
Goodwill impairment	1,675,353	-	-
Stock compensation	1,356,789	-	-
Nondeductible change in value of preferred stock derivative liability	-	5,330,126	8,927,910
Nondeductible transaction costs	-	570,648	-
Other	10,192	8,830	41,339
Income tax expense (benefit)	$(3,725,757)	$(1,936,347)	$(1,381,937)

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

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except as noted below or already recognized or disclosed.

Agreement and Plan of Merger and Reorganization

On February 10, 2016, YEI and privately held Davis Petroleum Acquisition Corp. (“Davis”) entered into a definitive merger agreement for an all-stock transaction. Upon completion of the transaction, YEI will reincorporate in Delaware, implement a one for ten reverse split of its common stock, and convert each share of its existing Series A Preferred Stock into 35 shares of common stock prior to giving effect for the reverse split (3.5 shares post reverse split).  Following these actions, YEI will issue additional shares of common stock in an amount sufficient to result in approximately 61.1% of the common stock being owned by the current common stockholders of Davis.  In addition, YEI will issue approximately 3.3 million shares of a new Series D preferred stock to existing Davis preferred stockholders, which  is estimated to have a conversion price of approximately $5.70 per share, after giving effect for the reverse split.  The Series D preferred stock is estimated to have a liquidation preference of approximately $19.0 million at closing, and will be paid dividends in the form of additional Series D preferred stock at a rate of 7% per annum. Upon closing, there will be an aggregate of approximately 23.7 million shares of common stock outstanding (after giving effect to the reverse stock split and conversion of Series A Preferred Stock to common stock). The transaction is expected to qualify as a tax-deferred reorganization under Section 368(a) of the Code.

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

Masters Creek Participation (Unaudited)

In April 2016, a party to the participation agreement dated July 31, 2013 relating to Yuma’s Greater Masters Creek Area exercised its option to participate under the participation agreement for a four percent working interest.

Lease Extension (Unaudited)

On April 4, 2016, the Company entered into an amendment effective March 1, 2016 to an oil and gas lease in the Masters Creek Field area with a certain mineral owner for acreage that was not held by production as of March 31, 2016.  The total acreage is approximately 25,139 acres and, by virtue of the Company conducting certain location clean-up operations, the lease has now been extended until December 31, 2016.  This extension is subject to certain additional performance criteria, including the posting of a bond to cover P&A costs for wells located on this mineral owner’s property, and plugging and abandoning six of the mineral owner’s wells by December 31, 2016.

NOTE 25 – SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (As Restated)

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

	December 31,
As Reported	2015	2014	2013
	(As Reported)	(As Reported)	(As Reported)

Future cash inflows	$438,816,500	$1,339,372,300	$1,450,469,000
Future oil and natural gas operating expenses	(129,636,500)	(322,298,300)	(334,883,800)
Future development costs	(126,463,700)	(405,900,900)	(424,256,900)
Future income tax expenses	(23,334,886)	(133,467,940)	(163,704,120)

Future net cash flows	159,381,414	477,705,160	527,624,180
10% annual discount for estimating timing of cash flows	(53,318,652)	(183,249,968)	(202,270,201)

Standardized measure of discounted future net cash flows	$106,062,762	$294,455,192	$325,353,979

	December 31,
As Restated	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)

Future cash inflows	$438,816,500	$1,339,372,300	$1,450,469,000
Future oil and natural gas operating expenses	(129,636,500)	(322,298,300)	(334,883,800)
Future development costs	(126,463,700)	(405,900,900)	(424,256,900)
Future income tax expenses	(22,664,783)	(132,061,578)	(163,676,118)

Future net cash flows	160,051,517	479,111,522	527,652,182
10% annual discount for estimating timing of cash flows	(53,506,567)	(183,633,026)	(202,228,985)

Standardized measure of discounted future net cash flows	$106,544,950	$295,478,496	$325,423,197

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

Change in Standardized Measure

Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for Exploration are summarized below:

As Reported	2015	2014	2013
	(As Reported)	(As Reported)	(As Reported)

Changes due to current year operation:
Sales of oil and natural gas, net of oil and natural gas operating expenses	$(7,069,544)	$(25,270,455)	$(17,255,824)
Extensions and discoveries	16,660	2,743,800	37,750,617
Purchases of oil and gas properties	2,268,907	12,827,533	215,427,459
Development costs incurred during the period that reduced future development costs	4,052,919	9,178,400	100,500
Changes due to revisions in standardized variables:
Prices and operating expenses	(373,506,778)	(42,125,763)	(30,773,529)
Income taxes	65,424,175	19,303,313	(38,340,467)
Estimated future development costs	245,056,050	7,218,529	32,430,504
Quantity estimates	(80,454,131)	(21,028,476)	(107,070,514)
Sale of reserves in place	-	-	-
Accretion of discount	37,672,481	43,124,820	27,910,664
Production rates, timing and other	(81,853,169)	(36,870,488)	(6,378,317)

Net change	(188,392,430)	(30,898,787)	113,801,093
Beginning of year	294,455,192	325,353,979	211,552,886

End of year	$106,062,762	$294,455,192	$325,353,979

As Restated	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)

Changes due to current year operation:
Sales of oil and natural gas, net of oil and natural gas operating expenses	$(7,069,544)	$(25,270,455)	$(17,255,824)
Extensions and discoveries	16,659,700	2,743,800	37,750,617
Purchases of oil and gas properties	2,268,907	12,827,533	215,427,459
Development costs incurred during the period that reduced future development costs	4,052,919	9,178,400	100,500
Changes due to revisions in standardized variables:
Prices and operating expenses	(373,314,797)	(42,125,763)	(30,773,529)
Income taxes	64,883,059	20,257,399	(38,271,249)
Estimated future development costs	245,056,050	7,218,529	32,430,504
Quantity estimates	(98,817,149)	(21,028,476)	(107,070,514)
Sale of reserves in place	-	-	-
Accretion of discount	37,672,481	43,124,820	27,910,664
Production rates, timing and other	(80,325,172)	(36,870,488)	(6,378,317)

Net change	(188,933,546)	(29,944,701)	113,870,311
Beginning of year	295,478,496	325,423,197	211,552,886

End of year	$106,544,950	$295,478,496	$325,423,197

Sales of oil and natural gas, net of oil and natural gas operating expenses, are based on historical pre-tax results.  Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis.

NOTE 26 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 11, 2016, subsequent to the issuance of these financial statements, the Company determined that there were non-cash errors in the computation of our income tax provision and the recording of our deferred taxes related to our asset retirement obligations, our stock based compensation, our allocation of the purchase price in the Pyramid merger and resultant amount of goodwill, the tax amortization of that goodwill, the tax treatment of expenses related to the Pyramid merger, the incorrect roll forward of the historic net operating losses and the difference in the book and tax basis in our properties.  As a result, our income tax provision and the net amount of our deferred tax liability were restated for the years ended December 31, 2015, 2014 and 2013 and the applicable quarterly periods in 2015 and 2014.

The Company is restating its previously issued (i) consolidated balance sheets as of December 31, 2015 and 2014, (ii) consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of changes in equity and consolidated statements of cash flows for the years ended December 31, 2015,2014 and 2013, and (iii) unaudited financial information for the quarter ended March 31, 2014 and for all subsequent quarters through December 31, 2015, along with certain related notes (the “Restatement”).

The tables below illustrate the impact of the Restatement on the Company’s consolidated financial statements, each as compared with the amounts presented in the original Annual Report on Form 10-K and related quarterly information previously filed with the SEC.  When required for comparability, reclassifications are made to the prior period financial statements to conform to the current year presentation (see Note 1- Summary of Significant Accounting Policies).

The following table represents a summary of the as previously reported balances, adjustments and restated balances on the Company’s consolidated balance sheets by financial statement line item for the years 2015 and 2014 as of each quarter end:

	As of
	March 31, 2015			June 30, 2015
	(unaudited) ($)			(unaudited) ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Goodwill	5,349,988	(422,480)	4,927,508	-	-	-
Total Other Assets and Deferred Charges	6,253,400	(422,480)	5,830,920	540,277	-	540,277
Total Assets	137,936,465	(422,480)	137,513,985	128,771,774	-	128,771,774
Deferred taxes 1	12,777,161	(9,972,666)	2,804,495	9,356,287	(8,191,976)	1,164,311
Total other noncurrent liabilities	25,545,174	(9,972,666)	15,572,508	21,543,361	(8,191,976)	13,351,385
Accumulated earnings (deficit)	(80,729,793)	9,550,186	(71,179,607)	(89,240,131)	8,191,976	(81,048,155)
Total equity	70,102,660	9,550,186	79,652,846	62,713,439	8,191,976	70,905,415

	As of
	September 30, 2015			December 31, 2015 ($)
	(unaudited) ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Deferred taxes 1	8,961,725	(7,463,923)	1,497,802	6,797,166	(5,379,802)	1,417,364
Total other noncurrent liabilities	21,244,535	(7,463,923)	13,780,612	15,547,754	(5,379,802)	10,167,952
Accumulated earnings (deficit)	(88,923,114)	7,463,923	(81,459,191)	(88,462,633)	5,379,802	(83,082,831)
Total equity	63,603,581	7,463,923	71,067,504	64,224,916	5,379,802	69,604,718

	As of
	March 31, 2014			June 30, 2014
	(unaudited) ($)			(unaudited) ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Deferred taxes 1	12,141,462	(9,445,143)	2,696,319	11,880,877	(11,133,491)	747,386
Total other noncurrent liabilities	71,235,500	(9,445,143)	61,790,357	78,173,008	(11,133,491)	67,039,517
Accumulated earnings (deficit)	(51,173,015)	9,445,143	(41,727,872)	(63,240,632)	11,133,491	(52,107,141)
Total equity	(48,501,167)	9,445,143	(39,056,024)	(60,529,783)	11,133,491	(49,396,292)

	As of
	September 30, 2014			December 31, 2014 ($)
	(unaudited) ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Goodwill	5,740,315	(422,480)	5,317,835	5,349,988	(422,480)	4,927,508
Total other assets and deferred charges	7,020,961	(422,480)	6,598,481	7,279,361	(422,480)	6,856,881
Total assets	139,474,110	(422,480)	139,051,630	148,018,254	(422,480)	147,595,774
Deferred taxes 1	16,181,229	(11,263,427)	4,917,802	14,773,306	(9,637,084)	5,136,222
Total other noncurrent liabilities	28,030,174	(11,263,427)	16,766,747	27,355,096	(9,637,084)	17,718,012
Accumulated earnings (deficit)	(74,958,868)	10,840,947	(64,117,921)	(76,410,404)	9,214,604	(67,195,800)
Total equity	58,943,570	10,840,947	69,784,517	71,056,386	9,214,604	80,270,990

1 Deferred taxes include reclasses related to FASB ASU 2015-17 that were retrospectively adopted by the Company in the fourth quarter of 2015 (see Note 1 – Summary of Significant Accounting Policies).

The following table represents a summary of the as previously reported balances, adjustments and restated balances on the Company’s consolidated statements of operations by financial statement line item for the periods ended:

	Three Months Ended
	March 31, 2015			June 30, 2015
	(unaudited) ($)			(unaudited) ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Goodwill impairment	-	-	-	5,349,988	(422,480)	4,927,508
TOTAL EXPENSES	11,544,970	-	11,544,970	15,341,911	(422,480)	14,919,431

INCOME (LOSS) FROM OPERATIONS	(5,901,723)	-	(5,901,723)	(11,503,996)	422,480	(11,081,516)

NET INCOME (LOSS) BEFORE INCOME TAXES	(5,977,574)	-	(5,977,574)	(11,613,064)	422,480	(11,190,584)
Income tax expense (benefit)	(1,959,000)	(335,582)	(2,294,582)	(3,421,600)	1,780,690	(1,640,910)
NET INCOME (LOSS)	(4,018,574)	335,582	(3,682,992)	(8,191,464)	(1,358,210)	(9,549,674)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(4,319,389)	335,582	(3,983,807)	(8,510,338)	(1,358,210)	(9,868,548)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	(0.06)	-	(0.06)	(0.12)	(0.02)	(0.14)
Diluted	(0.06)	-	(0.06)	(0.12)	(0.02)	(0.14)

	Three Months Ended
	September 30, 2015			December 31, 2015
	(unaudited) ($)			(unaudited) ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Income tax expense (benefit)	(398,400)	728,053	329,653	(2,204,039)	2,084,121	(119,918)
NET INCOME (LOSS)	637,643	(728,053)	(90,410)	567,357	(2,084,121)	(1,516,764)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	317,017	(728,053)	(411,036)	246,730	(2,084,121)	(1,837,391)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	0.00	(0.01)	(0.01)	0.00	(0.03)	(0.03)
Diluted	0.00	(0.01)	(0.01)	0.00	(0.03)	(0.03)

	Three Months Ended
	March 31, 2014			June 30, 2014
	(unaudited) ($)			(unaudited) ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Income tax expense (benefit)	(849,000)	386,968	(462,032)	(285,000)	(1,688,348)	(1,973,348)
NET INCOME (LOSS)	(294,978)	(386,968)	(681,946)	(7,550,697)	1,688,348	(5,862,349)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(576,927)	(386,968)	(963,895)	(12,067,617)	1,688,348	(10,379,269)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	(0.01)	(0.01)	(0.02)	(0.29)	0.04	(0.25)
Diluted	(0.01)	(0.01)	(0.02)	(0.29)	0.04	(0.25)

	Three Months Ended
	September 30, 2014			December 31, 2014
	(unaudited) ($)			(unaudited) ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Income tax expense (benefit)	(576,632)	292,544	(284,088)	(843,222)	1,626,343	783,121
NET INCOME (LOSS)	(11,152,037)	(292,544)	(11,444,581)	(1,227,438)	(1,626,343)	(2,853,781)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(11,718,236)	(292,544)	(12,010,780)	(1,451,536)	(1,626,343)	(3,077,879)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	(0.25)	-	(0.25)	(0.03)	(0.03)	(0.06)
Diluted	(0.25)	-	(0.25)	(0.03)	(0.03)	(0.06)

	Six Months Ended
	June 30, 2015			June 30, 2014
	(unaudited) ($)			(unaudited) ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Goodwill impairment	5,349,988	(422,480)	4,927,508	-	-	-
TOTAL EXPENSES	26,886,881	(422,480)	26,464,401	24,606,114	-	24,606,114

INCOME (LOSS) FROM OPERATIONS	(17,405,719)	422,480	(16,983,239)	(4,271,150)	-	(4,271,150)

NET INCOME (LOSS) BEFORE INCOME TAXES	(17,590,638)	422,480	(17,168,158)	(8,979,675)	-	(8,979,675)
Income tax expense (benefit)	(5,380,600)	1,445,108	(3,935,492)	(1,134,000)	(1,301,380)	(2,435,380)
NET INCOME (LOSS)	(12,210,038)	(1,022,628)	(13,232,666)	(7,845,675)	1,301,380	(6,544,295)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(12,829,727)	(1,022,628)	(13,852,355)	(12,644,544)	1,301,380	(11,343,164)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	(0.18)	(0.02)	(0.20)	(0.31)	0.03	(0.28)
Diluted	(0.18)	(0.02)	(0.20)	(0.31)	0.03	(0.28)

	Nine Months Ended
	September 30, 2015			September 30, 2014
	(unaudited) ($)			(unaudited) ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Goodwill impairment	5,349,988	(422,480)	4,927,508	-	-	-
TOTAL EXPENSES	35,073,238	(422,480)	34,650,758	35,279,700	-	35,279,700

INCOME (LOSS) FROM OPERATIONS	(17,049,417)	422,480	(16,626,937)	(4,715,456)	-	(4,715,456)

NET INCOME (LOSS) BEFORE INCOME TAXES	(17,351,395)	422,480	(16,928,915)	(20,708,344)	-	(20,708,344)
Income tax expense (benefit)	(5,779,000)	2,173,161	(3,605,839)	(1,710,632)	(1,008,836)	(2,719,468)
NET INCOME (LOSS)	(11,572,395)	(1,750,681)	(13,323,076)	(18,997,712)	1,008,836	(17,988,876)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(12,512,710)	(1,750,681)	(14,263,391)	(24,362,780)	1,008,836	(23,353,944)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	(0.18)	(0.02)	(0.20)	(0.56)	0.02	(0.54)
Diluted	(0.18)	(0.02)	(0.20)	(0.56)	0.02	(0.54)

	Years Ended
	December 31, 2015 ($)			December 31, 2014 ($)			December 31, 2013 ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Goodwill impairment	5,349,988	(422,480)	4,927,508	-	-	-	-	-	-
TOTAL EXPENSES	42,287,402	(422,480)	41,864,922	48,859,250	-	48,859,250	(30,978,582)	-	30,978,582

INCOME (LOSS) FROM OPERATIONS	(18,567,992)	422,480	(18,145,512)	(6,801,340)	-	(6,801,340)	(2,902,979)	-	(2,902,979)

NET INCOME (LOSS) BEFORE INCOME TAXES	(18,988,077)	422,480	(18,565,597)	(22,779,004)	-	(22,779,004)	(29,969,831)	-	(29,969,831)
Income tax expense (benefit)	(7,983,039)	4,257,282	(3,725,757)	(2,553,854)	617,507	(1,936,347)	3,080,272	(4,461,209)	(1,380,937)
NET INCOME (LOSS)	(11,005,038)	(3,834,802)	(14,839,840)	(20,225,150)	(617,507)	(20,842,657)	(33,050,103)	4,461,209	(28,588,894)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(12,265,980)	(3,834,802)	(16,100,782)	(25,814,316)	(617,507)	(26,431,823)	(39,710,256)	4,461,209	(35,249,047)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	(0.17)	(0.06)	(0.23)	(0.52)	(0.01)	(0.53)	(0.97)	0.11	(0.86)
Diluted	(0.17)	(0.06)	(0.23)	(0.52)	(0.01)	(0.53)	(0.97)	0.11	(0.86)

The following table represents a summary of the as previously reported balances, adjustments and restated balances on the consolidated statements of comprehensive income by financial statement line item for the years ended December 31, 2015, 2014 and 2013:

	Years Ended
	December 31, 2015 ($)			December 31, 2014 ($)			December 31, 2013 ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

NET INCOME (LOSS)	(11,005,038)	(3,834,802)	(14,839,840)	(20,225,150)	(617,507)	(20,842,657)	(33,050,103)	4,461,209	(28,588,894)

COMPREHENSIVE LOSS	(11,043,839)	(3,834,802)	(14,878,641)	(20,225,119)	(617,507)	(20,842,626)	(33,280,174)	4,461,209	(28,818,965)

The following table represents a summary of the as previously reported balances, adjustments and restated balances on the Company’s consolidated statements of changes in equity by financial statement line item for the years ended December 31, 2015, 2014 and 2013:

	Years Ended
	December 31, 2015 ($)			December 31, 2014 ($)			December 31, 2013 ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Balance at beginning of period	(76,410,404)	9,214,604	(67,195,800)	(50,596,088)	9,832,111	(40,763,977)	(10,885,832)	-	(10,885,832)
Prior period adjustment to correct deferred income taxes	-	-	-	-	-	-	-	5,370,902	5,370,902
Net loss attributable to Yuma Energy, Inc.	(11,005,038)	(3,834,802)	(14,839,840)	(20,225,150)	(617,507)	(20,842,657)	(33,050,103)	4,461,209	(28,588,894)
Balance at end of period	(88,462,633)	5,379,802	(83,082,831)	(76,410,404)	9,214,604	(67,195,800)	(50,596,088)	9,832,111	(40,763,977)
TOTAL EQUITY	64,224,916	5,379,802	69,604,718	71,056,386	9,214,604	80,270,990	(47,887,853)	9,832,111	(38,055,742)

The following table represents a summary of the as previously reported balances, adjustments and restated balances on the Company’s consolidated statements of cash flows by financial statement line item for the years ended December 31, 2015, 2014 and 2013:

	Years Ended
	December 31, 2015 ($)			December 31, 2014 ($)			December 31, 2013 ($)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Net loss	(11,005,038)	(3,834,802)	(14,839,840)	(20,225,150)	(617,507)	(20,842,657)	(33,050,103)	4,461,209	(28,588,894)
Goodwill write-off	5,349,988	(422,480)	4,927,508	-	-	-	-	-	-
Deferred tax expense (benefit)	(7,951,850)	4,257,282	(3,694,568)	(2,553,854)	617,507	(1,936,347)	3,080,272	(4,461,209)	(1,380,937)

NOTE 27 – SUMMARIZED QUARTERLY INFORMATION (UNAUDITED) (AS RESTATED)

The tables below summarize the Company’s restated historical Consolidated Statements of Operations and Consolidated Balance Sheets for the interim quarters impacted by the Restatement.  When required for comparability, reclassifications are made to the prior period financial statements to conform to the current year presentation (see Note 1- Summary of Significant Accounting Policies).

Consolidated Statements of Operations
	As Restated ($)
	Q4 15	Q3 15	Q2 15	Q1 15	Q4 14	Q3 14	Q2 14	Q1 14
REVENUES:
Sales of natural gas and crude oil	3,924,002	4,649,009	5,534,894	4,572,679	6,821,826	7,821,497	11,709,051	12,307,018
Net gains (losses) from commodity derivatives	1,771,587	3,893,650	(1,696,979)	1,070,568	4,671,840	2,407,783	(1,729,526)	(1,951,579)
Total revenues	5,695,589	8,542,659	3,837,915	5,643,247	11,493,666	10,229,280	9,979,525	10,355,439

EXPENSES:
Lease operating	2,233,049	2,718,919	3,226,225	3,223,116	3,055,522	2,838,055	3,264,643	3,658,505
Re-engineering and workovers	(89)	1,136	60,063	494,429	1,754,433	778,628	550,401	1,510
Marketing cost of sales	98,796	234,507	97,994	101,688	32,600	408,559	282,701	321,317
General and administrative – stock-based compensation	78,361	338,619	133,921	1,738,410	2,789,503	521,978	28,926	47,914
General and administrative – other	2,044,445	1,873,484	1,844,163	1,672,212	1,705,631	2,054,961	1,486,907	2,908,578
Depreciation, depletion and amortization	2,630,929	3,123,812	3,755,446	4,141,020	4,060,708	3,865,675	6,012,525	5,726,083
Asset retirement obligation accretion expense	104,772	170,209	166,773	162,784	165,794	150,628	145,945	142,144
Goodwill impairment	-	-	4,927,508	-	-	-	-	-
Other	23,901	(274,329)	707,338	11,311	15,359	55,102	887	27,128
Total expenses	7,214,164	8,186,357	14,919,431	11,544,970	13,579,550	10,673,586	11,772,935	12,833,179

INCOME (LOSS) FROM OPERATIONS	(1,518,575)	356,302	(11,081,516)	(5,901,723)	(2,085,884)	(444,306)	(1,793,410)	(2,477,740)

OTHER INCOME (EXPENSE):
Change in fair value of preferred stock derivative liability-Series A&B	-	-	-	-	-	(11,172,928)	(5,975,944)	1,472,030
Interest expense	(118,924)	(131,114)	(114,378)	(92,007)	(4,520)	(114,405)	(67,856)	(139,419)
Other, net	817	14,055	5,310	16,156	19,744	2,970	1,513	1,151
Total other income (expense)	(118,107)	(117,059)	(109,068)	(75,851)	15,224	(11,284,363)	(6,042,287)	1,333,762

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,636,682)	239,243	(11,190,584)	(5,977,574)	(2,070,660)	(11,728,669)	(7,835,697)	(1,143,978)

Income tax benefit	(119,918)	329,653	(1,640,910)	(2,294,582)	783,121	(284,088)	(1,973,348)	(462,032)

NET INCOME (LOSS)	(1,516,764)	(90,410)	(9,549,674)	(3,682,992)	(2,853,781)	(11,444,581)	(5,862,349)	(681,946)

PREFERRED STOCK:
Dividends paid in cash, perpetual preferred Series A	106,876	320,626	318,874	300,815	224,098	-	-	-
Dividends in arrears, perpetual preferred Series A	213,751	-	-	-	-	-	-	-
Accretion, Series A & B	-	-	-	-	-	220,007	284,580	281,949
Dividends paid in cash, Series A & B	-	-	-	-	-	346,192	98,960	-
Dividends paid in kind, Series A & B	-	-	-	-	-	-	4,133,380	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,837,391)	(411,036)	(9,868,548)	(3,983,807)	(3,077,879)	(12,010,780)	(10,379,269)	(963,895)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	(0.03)	(0.01)	(0.14)	(0.06)	(0.04)	(0.25)	(0.25)	(0.02)
Diluted	(0.03)	(0.01)	(0.14)	(0.06)	(0.04)	(0.25)	(0.25)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	71,662,428	71,603,265	71,502,546	69,253,681	68,868,939	47,414,388	41,074,953	41,074,953
Diluted	71,662,428	71,603,265	71,502,546	69,253,681	68,868,939	47,414,388	41,074,953	41,074,953

Consolidated Balance Sheets
	As Restated ($)
	Q4 15	Q3 15	Q2 15	Q1 15	Q4 14	Q3 14	Q2 14	Q1 14
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	5,355,191	5,048,104	8,283,003	8,766,101	11,558,322	9,562,262	6,231,927	6,365,305
Short-term investments	-	-	-	1,181,299	1,170,868	1,154,281	-	-
Accounts receivable, net of allowance for doubtful accounts:
Trade	2,829,266	5,379,899	6,325,634	6,645,743	9,739,737	9,520,345	11,721,457	14,494,629
Officers and employees	75,404	49,765	47,565	154,348	316,077	85,870	203,439	96,651
Other	633,573	626,752	393,316	420,059	856,562	425,903	120,787	191,296
Commodity derivative instruments	2,658,047	1,822,034	110,027	579,776	3,338,537	383,603	-	-
Prepayments	704,523	859,687	843,838	575,767	782,234	789,083	550,252	256,973
Other deferred charges	415,740	277,858	281,409	292,312	342,798	304,120	181,483	181,166

Total current assets	12,671,744	14,064,099	16,284,792	18,615,405	28,105,135	22,225,467	19,009,345	21,586,020

OIL AND GAS PROPERTIES (full cost method):
Not subject to amortization	14,288,716	24,842,415	24,202,942	26,959,343	25,707,052	38,463,577	31,827,542	25,563,673
Subject to amortization	204,512,038	196,299,194	195,212,666	189,821,774	186,530,863	166,776,420	154,482,793	153,309,206
	218,800,754	221,141,609	219,415,608	216,781,117	212,237,915	205,239,997	186,310,335	178,872,879

Less: accumulated depreciation, depletion and amortization	(117,304,945)	(114,741,341)	(111,684,897)	(107,996,820)	(103,929,493)	(99,943,199)	(96,117,943)	(90,138,293)

Net oil and gas properties	101,495,809	106,400,268	107,730,711	108,784,297	108,308,422	105,296,798	90,192,392	88,734,586

OTHER PROPERTY AND EQUIPMENT:
Land, buildings and improvements	2,795,000	2,795,000	2,795,000	2,795,000	2,795,000	2,795,000	-	-
Other property and equipment	3,460,507	3,471,408	3,471,408	3,471,408	3,439,688	3,492,904	2,127,174	2,105,242
	6,255,507	6,266,408	6,266,408	6,266,408	6,234,688	6,287,904	2,127,174	2,105,242
Less: accumulated depreciation and amortization	(2,174,316)	(2,117,783)	(2,050,414)	(1,983,045)	(1,909,352)	(1,922,849)	(1,882,430)	(1,849,555)

Net other property and equipment	4,081,191	4,148,625	4,215,994	4,283,363	4,325,336	4,365,055	244,744	255,687

OTHER ASSETS AND DEFERRED CHARGES:
Commodity derivative instruments	1,070,541	993,849	6,579	319,040	1,403,109	548,573	233,626	684,295
Deposits	264,064	264,064	264,064	264,064	264,064	252,684	7,300	7,300
Goodwill	-	-	-	4,927,508	4,927,508	5,317,835	-	-
Other noncurrent assets	38,104	210,473	269,634	320,308	262,200	479,389	320,579	345,130

Total other assets and deferred charges	1,372,709	1,468,386	540,277	5,830,920	6,856,881	6,598,481	561,505	1,036,725

TOTAL ASSETS	119,621,453	126,081,378	128,771,774	137,513,985	147,595,774	138,485,801	110,007,986	111,613,018

	As Restated ($)
	Q4 15	Q3 15	Q2 15	Q1 15	Q4 14	Q3 14	Q2 14	Q1 14
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of debt	30,063,635	30,217,400	431,546	62,185	282,843	565,166	507,654	-
Accounts payable, principally trade	7,933,664	8,086,414	10,645,356	12,136,430	25,004,364	23,648,139	22,136,930	17,424,428
Commodity derivative instruments	-	-	720,299	-	-	-	1,763,472	1,762,788
Asset retirement obligations	70,000	733,917	673,336	-	-	931,154	915,346	1,783,756
Other accrued liabilities	1,781,484	2,195,531	2,144,437	1,640,016	1,419,565	2,390,907	1,900,108	1,394,422

Total current liabilities	39,848,783	41,233,262	14,614,974	13,838,631	26,706,772	27,535,366	27,223,510	22,365,394

LONG-TERM DEBT
Bank debt	-	-	29,900,000	28,450,000	22,900,000	24,965,000	24,775,000	30,565,000

OTHER NONCURRENT LIABILITIES:
Preferred stock derivative liability, series A & B	-	-	-	-	-	-	55,794,328	49,818,384
Asset retirement obligations	8,720,498	12,239,139	12,077,632	12,685,602	12,487,770	11,591,497	10,075,084	9,042,561
Commodity derivative instruments	-	-	51,219	-	-	20,849	183,106	12,766
Deferred taxes	1,417,364	1,497,802	1,164,311	2,804,495	5,136,222	4,351,973	747,386	2,696,319
Restricted stock units	-	-	-	66,161	71,569	178,922	194,471	158,654
Other liabilities	30,090	43,671	58,223	16,250	22,451	57,677	45,142	61,673

Total other noncurrent liabilities	10,167,952	13,780,612	13,351,385	15,572,508	17,718,012	16,200,918	67,039,517	61,790,357

PREFERRED STOCK
Series A & B, subject to mandatory redemption	-	-	-	-	-	-	40,366,251	35,948,291

EQUITY:
Preferred stock	10,828,603	10,828,603	10,828,603	10,666,807	9,958,217	-	-	-
Common stock, no par value	141,858,946	141,707,502	141,140,509	140,186,181	137,469,772	133,865,431	2,669,465	2,669,465
Accumulated other comprehensive income	-	(9,410)	(15,542)	(20,535)	38,801	37,007	41,384	2,383
Accumulated earnings (deficit)	(83,082,831)	(81,459,191)	(81,048,155)	(71,179,607)	(67,195,800)	(64,117,921)	(52,107,141)	(41,727,872)

Total equity	69,604,718	71,067,504	70,905,415	79,652,846	80,270,990	69,784,517	(49,396,292)	(39,056,024)

TOTAL LIABILITIES AND EQUITY	119,621,453	126,081,378	128,771,774	137,513,985	147,595,774	138,485,801	110,007,986	111,613,018