Form 10-Q/A
period 2016-09-30
Yuma Energy, Inc.
filed 2016-11-15
CIK 81318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Yuma Energy, Inc. quarterly report of Form 10–Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 14, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T. Due to a technical error, the eXtensible Business Reporting Language (“XBRL”) data associated with the Form 10-Q was omitted from that filing.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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

39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUMA ENERGY, INC.

	By:	/s/ Sam L. Banks
	Name:	Sam L. Banks
Date: November 15, 2016	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James J. Jacobs
Date: November 15, 2016	Name:	James J. Jacobs
	Title:	Chief Financial Officer (Principal Financial Officer)

  40